Form 10-Q
period 1999-03-31
IVILLAGE INC
filed 1999-05-17
CIK 1074767

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ___________

                          Commission File No. 000-25469

                                  iVILLAGE INC.
             (Exact name of Registrant as Specified in its Charter)

         Delaware                                      13-3845162
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                      170 Fifth Avenue, New York, NY 10010
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 604-0963
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes        No  X.
                                        ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     23,696,888 shares of common stock as of May 13, 1999.

                                  iVillage Inc.
                                    Form 10-Q
                      For the Quarter ended March 31, 1999
                                      Index


PART I.  FINANCIAL INFORMATION                                                                           Page(s)

Item 1.  Financial Statements

Consolidated Balance Sheets at December 31, 1998 and March 31, 1999 (Unaudited).......................    3

Consolidated Statements of Operations for the three months ended March 31, 1998 (Unaudited)
  and 1999 (Unaudited)................................................................................    4

Consolidated Statements of Cash Flows for the three months ended March 31, 1998 (Unaudited)
  and 1999 (Unaudited)................................................................................    5

Notes to Consolidated Financial Statements............................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .......   11

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...................................   26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ............................................................................   27

Item 2. Changes in Securities and Use of Proceeds ....................................................   27

Item 3. Defaults Upon Senior Securities...............................................................   27

Item 4. Submission of Matters to a Vote of Security Holders...........................................   27

Item 5. Other Information.............................................................................   28

Item 6. Exhibits and Reports on Form 8-K..............................................................   28

Signatures............................................................................................   29

Exhibit Index.........................................................................................   30


PART 1. FINANCIAL INFORMATION.

Item 1. Financial Statements.

                         iVillage Inc. and Subsidiaries

                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                                December 31,    March 31,
                                                                               ----------------------------
                                                                                   1998           1999
                                                                               -------------  -------------
ASSETS:                                                                                        (Unaudited)

Current assets:
     Cash and cash equivalents                                                 $      30,825  $     100,524
     Accounts receivable, net                                                          2,078          1,707
     Other current assets                                                                715          1,841
                                                                               -------------  -------------
          Total current assets                                                        33,618        104,072

Fixed assets, net                                                                      7,380          7,248
Goodwill and intangible assets, net                                                    4,535         34,732
Other assets                                                                             188            189
                                                                               -------------  -------------
          Total assets                                                         $      45,721        146,241
                                                                               =============  =============

LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable and accrued expenses                                     $      11,560         12,152
     Capital leases payable                                                              137             73
     Deferred revenue                                                                  1,839          2,638
     Other current liabilities                                                           163            199
                                                                               -------------  -------------
          Total liabilities                                                           13,699         15,062
                                                                               -------------  -------------

Commitments and contingencies

Stockholders' equity:
     Series A, convertible preferred stock - par value $.0005,
          1,000  and 0 shares authorized, issued and outstanding at
          December 31, 1998 and March 31, 1999 (unaudited), respectively                   1              -
     Series B and B-1, convertible preferred stock - par value $.0005,
          5,930 and 0 shares authorized, 4,778 and 0  issued and outstanding
          at December 31, 1998 and March 31, 1999 (unaudited), respectively                2              -
     Series C, convertible preferred stock - par value $.0005,
          13,529 and 0 shares authorized, 13,193 and 0 issued and outstanding
          at December 31, 1998 and March 31, 1999 (unaudited), respectively                7              -
     Series D, convertible preferred stock - par value $.0005,
          13,000 and 0 authorized, issued and outstanding
          at December 31, 1998 and March 31, 1999 (unaudited), respectively                6              -
     Series E, convertible preferred stock - par value $.0005,
          12,281 and 0 shares authorized, 11,731 and 0 issued and outstanding
          at December 31, 1998 and March 31, 1999 (unaudited), respectively                6              -
     Common stock, par value $.01, 35,000,000 and 65,000,000
          shares authorized, 2,113 and 23,695 issued and outstanding
          at December 31, 1998 and March 31, 1999 (unaudited), respectively               21            237

Additional paid-in capital                                                           112,849        273,704

Accumulated deficit                                                                  (76,275)      (117,447)

Stockholders' notes receivable                                                          (565)       (16,063)

Unearned compensation and deferred advertising                                        (4,030)        (9,252)
                                                                               -------------  -------------
          Total stockholders' equity                                                  32,022        131,179
                                                                               -------------  -------------
          Total liabilities and stockholders' equity                           $      45,721        146,241
                                                                               =============  =============


             The accompanying notes are an integral part of these
                      consolidated financial statements
                         iVillage Inc. and Subsidiaries

                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                               Three months ended March 31,
                                                                               ----------------------------
                                                                                    1998           1999
                                                                               -------------  -------------
                                                                                       (Unaudited)
Revenues:
  Advertising, sponsorship and other                                           $       2,200  $       4,690
  Commerce                                                                                 -          1,774
                                                                               -------------  -------------
     Total revenues                                                                    2,200          6,464
                                                                               -------------  -------------

Operating expenses:
  Production, product and technology                                                   2,657          6,587
  Sales and marketing                                                                  4,870         10,888
  General and administrative                                                           2,145          4,025
  Depreciation and amortization                                                        1,120          2,854
                                                                               -------------  -------------
     Total operating expenses                                                         10,792         24,354
                                                                               -------------  -------------
     Loss from operations                                                             (8,592)       (17,890)
Interest income, net                                                                      76            330
                                                                               -------------  -------------
     Net loss                                                                  $      (8,516) $     (17,560)
                                                                               =============  =============
Preferred stock deemed dividend                                                            -        (23,612)
Net loss attributable to common stockholders                                   $      (8,516) $     (41,172)
                                                                               =============  =============
Basic and diluted net loss per share attributable to common shareholders       $       (4.40) $       (7.51)
                                                                               =============  =============
Weighted average shares of common stock outstanding used
     in computing basic and diluted net loss per share                                 1,934          5,483
                                                                               =============  =============
Pro forma basic and diluted net loss per share                                                $       (2.25)
                                                                                              =============
Shares of common stock used in computing pro forma basic and
     diluted net loss per share                                                                      18,295
                                                                                              =============


             The accompanying notes are an integral part of these
                      consolidated financial statements
                         iVillage Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                         Three months ended March 31,
                                                                                             1998           1999
                                                                                         =============  =============
                                                                                                 (Unaudited)

Cash flows from operating activities:
     Net loss                                                                            $      (8,516) $     (17,560)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Expense recognized in connection with issuance of warrants and stock options              --          1,877
          Depreciation and amortization                                                          1,261          2,854
          Bad debt expense                                                                          --            500
          Changes in assets and liabilities:
            Accounts receivable                                                                    384           (129)
            Other assets                                                                          (592)        (1,133)
            Accounts payable and accrued expenses                                               (1,589)           592
            Deferred revenue                                                                     1,167            799
            Other liabilities                                                                       --             36
                                                                                         -------------  -------------
              Net cash used in operating activities                                             (7,885)       (12,164)
                                                                                         -------------  -------------
Cash flows from investing activities:
     Purchase of fixed assets                                                                     (709)          (733)
     Acquisitions of Web sites                                                                  (1,560)        (9,222)
                                                                                         -------------  -------------
              Net cash used in investing activities                                             (2,269)        (9,955)
                                                                                         -------------  -------------

Cash flows from financing activities:
     Exercise of stock options                                                                      --            264
     Proceeds from issuance of common stock, net                                                    --         91,618
     Proceeds from issuance of preferred stock, net                                             33,158             --
     Principal payments on capitalized leases                                                      (38)           (63)
                                                                                         -------------  -------------
              Net cash provided by financing activities                                         33,120         91,819
                                                                                         -------------  -------------

Net increase in cash for the period                                                             22,966         69,700
Cash and cash equivalents, beginning of period                                                   4,335         30,824
                                                                                         -------------  -------------
Cash and cash equivalents, end of period                                                 $      27,301  $     100,524
                                                                                         =============  =============


             The accompanying notes are an integral part of these
                       consolidated financial statements
iVillage Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - The Company

       Basis of Presentation

       iVillage Inc. was incorporated in the State of Delaware on June 8, 1995 and commenced operations on July 1, 1995. iVillage Inc. and its subsidiaries ("iVillage" or the "Company") are engaged in the development of programming material for distribution through online service providers and the Internet and are involved in the sale of products through the Company's Web sites.

       In March 1999 the Company completed an initial public offering ("IPO") of 4,197,500 shares of the Company's common stock resulting in net proceeds of approximately $91.6 million. Upon closing of the IPO, all classes of outstanding convertible preferred stock converted into common stock on a three for one ratio.

       These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form S-1 registration statement, as amended, filed with the Securities and Exchange Commission ("SEC") in connection with the Company's IPO.

       The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend the Company's online service brands, the rejection of the Company's services by Web consumers, vendors and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event the Company does not successfully implement its business plan, certain assets may not be recoverable.

       Unaudited Interim Financial Information

       The unaudited interim consolidated financial statements of the Company for the three months ended March 31, 1998 and 1999, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

       In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1999, respectively. The results for the three months ended March 31, 1999 are not necessarily indicative of the expected results for the full fiscal year or any future period. Certain prior period balances have been reclassified to conform to the current period presentation.

iVillage Inc. and Subsidiaries
Notes to Consolidated Financial Statements (cont.)

       Reverse Stock Split

       On March 11, 1999, the Board of Directors effected a one-for-three reverse common stock split. The Board also approved the adjustment of the common stock par value to $.01 per share. The share information in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of this reverse stock split for all periods presented.

       Net Loss Per Share

       In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period. Common stock equivalent shares have been excluded from the computation as their effect is anti-dilutive.

       The pro forma net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding and the shares resulting from the assumed conversion, as of January 1, 1999, of all outstanding shares of convertible preferred stock and the issuance of shares to holders of Series B Convertible Preferred Stock resulting from anti-dilution protection.

Note 2 - Related-Party Transactions

       NBC

       On March 9, 1999, iVillage and NBC amended the November 11, 1998 advertising and promotional agreement and entered into a stock purchase agreement whereby iVillage issued 4,889,030 shares of Series E Convertible Preferred Stock ("Series E") and warrants to purchase 970,874 shares of Series E at $5.15 per share and 813,003 shares of Series E at $6.15 per share during 2000 and 2001, respectively, in exchange for a promissory note of approximately $15.5 million. The note, which bears interest at the rate of 5% per annum, is payable in twelve installments of approximately $1.4 million, payable quarterly, beginning April 1, 1999. In connection with the IPO and the reverse stock split, the shares of Series E and Series E warrants were converted into 1,629,676 shares of common stock and warrants to purchase 323,625 shares of common stock at $15.45 per share and 271,003 shares of common stock at $18.45 per share, respectively.

       In addition, iVillage has agreed to purchase, for cash, $13.5 million of advertising and promotional spots during 1999 and $8.5 million per annum during 2000 and 2001, respectively. iVillage has also agreed to pay $1.1 million during 1999 for prominent placement on the NBC.com Web site.

iVillage Inc. and Subsidiaries
Notes to Consolidated Financial Statements


       NBC (cont.)

       Under the revised agreement and in accordance with EITF D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Non-detachable Conversion Feature," the $23.6 million difference between the purchase price of the Series E and the fair market value on the date of issuance was accounted for as a deemed dividend and amortized using the effective interest method from the date of issuance through the date the Company completed its IPO (the date of conversion into common stock). In addition, the fair value of the warrants of approximately $8.4 million, was recorded in stockholders' equity as deferred advertising costs and is being amortized over the three-year advertising agreement. The fair value of the warrants was determined using the Black-Scholes option pricing model in accordance with SFAS No. 123.

Note 3 - Acquisitions

       iBaby

       As a result of the IPO, the Company purchased all of the outstanding shares of iBaby held by the minority stockholders pursuant to the Rights Agreement dated as of April 8, 1998 among the Company, OurBaby LLC, JBM Ventures, Inc. and iBaby, Inc., as subsequently amended on February 10, 1999. The aggregate purchase price of $10.8 million consisted of (i) $8 million in cash, of which $1.5 million was paid on February 12, 1999 and $6.5 million was paid on March 25, 1999 and (ii) 125,448 shares of the Company's common stock. The difference between the purchase price and the fair value of the acquired minority interest in iBaby was recorded as goodwill and will be amortized over the period of expected benefit, which is estimated at three years.

       The cost of acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

       Working capital . . . . . . . . . .             $    (452,752)
       Fixed Assets . . . . . . . . . . . .                  399,181
       Goodwill . . . . . . . . . . . . . .               11,064,324
                                                       -------------
                                                         $11,010,753
                                                       =============

       Astrology.Net

       On February 18, 1999, iVillage acquired all of the outstanding stock of KnowledgeWeb, Inc. d/b/a Astrology.Net, an Internet content provider, in exchange for 802,125 shares of iVillage common stock and approximately $1.2 million in cash. The acquisition was accounted for as a purchase with a purchase price of approximately $21 million based on the $24.00 initial public offering price of iVillage's common stock and an estimate for the value of Astrology.Net options assumed by iVillage. The difference between the purchase price and the fair value of the acquired net assets of Astrology.Net was recorded as goodwill and is being amortized over the period of expected benefit, which is estimated at three years.

       Of the 802,125 shares of common stock, (i) 326,331 shares were issued at the closing, (ii) 75,000 shares were issued into escrow for 18 months to cover possible indemnification claims, and (iii) the remaining 400,794 shares were issued subject to earnout restrictions over five years.

iVillage Inc. and Subsidiaries
Notes to Consolidated Financial Statements (cont.)


The first 75,000 shares to be released under the earnout will be placed into the indemnification escrow. The earnout shares will be released as Astrology.Net meets certain revenue targets during the three years following closing. Any earnout shares not released during the first three years will be released five years from closing. In addition, all outstanding options to purchase Astrology.Net common stock were converted into options to purchase 31,208 shares of iVillage common stock. The Agreement provides for employment, non-compete and stock option agreements for the founding stockholders of Astrology.Net.

       iVillage also issued to the founding stockholders of Astrology.Net options to purchase 150,000 shares of iVillage common stock at an exercise price equal to $24.00 per share. These options are contingent on continued employment with Astrology.Net and vest over a period of seven years, with accelerated vesting dependent on Astrology.Net meeting certain revenue targets.

       The following unaudited pro forma summary presents consolidated results of operations for the Company as if the acquisition of Astrology.Net had been consummated on January 1, 1998. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                                                      1998          1999
                                                  ------------- ------------
Revenues........................................   $     2,345   $   6,660

Net loss........................................   $    (8,607)  $ (17,543)

Net loss per share, excluding deemed dividend...   $     (3.15)  $   (2.96)



Note 4 - Segment Information

       The Company's business is comprised of the development of programming material by iVillage for distribution through online service providers and the Internet and the sale of products by iBaby and Astrology.Net through their Web sites. The Company's management reviews corporate assets and overhead expenses within its media segment. The summarized segment information, as of and for the three months ended March 31, 1999, is as follows:

iVillage Inc. and Subsidiaries
Notes to Consolidated Financial Statements (cont.)

                                 Media    E-commerce  Adjustments     Total
                               ---------  ----------  -----------   ----------

Revenues                       $   4,690  $    1,774  $        -    $    6,464

Production, product and
   technology                      4,826       1,761           -         6,587

Sales and marketing               10,276         612           -        10,888

General and administrative         3,568         457           -         4,025

Depreciation and
   amortization                    1,639       1,215           -         2,854

Loss from operations             (15,619)     (2,271)          -       (17,890)

Total assets                   $ 147,536   $      20   $   (1,315)   $ 146,241
                               =========   =========   ==========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       iVillage Inc. has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning iVillage's business, operations and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and iVillage cautions you that any forward -looking information provided by or on behalf of iVillage is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond iVillage's control, in addition to those discussed in iVillage's other public filings, press releases and statements by iVillage's management, including (i) the volatile and competitive nature of the Internet industry, (ii) changes in domestic and foreign economic and market conditions,
(iii) the effect of federal, state and foreign regulation on iVillage's business, (iv) failure of iVillage, its vendors or other third parties to achieve Year 2000 compliance and (v) the effect of any future acquisitions. All such forward-looking statements are current only as of the date on which such statements were made. iVillage does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

       The iVillage network, iVillage.com, provides an easy-to-use, comprehensive online network of sites tailored to the interests and needs of women using the Internet. iVillage.com consists of 14 channels organized by subject matter. The channels cover leading topics of interest to women online such as family, health, work, money, food, relationships, shopping, travel, pets and astrology. iVillage facilitates channel usage by providing common features and functionality within each channel, including experts, chats, message boards and services.

       To date, iVillage's revenues have been derived primarily from the sale of sponsorship and advertising contracts. Sponsorship and advertising revenues represented 73% of total revenues for the three months ended March 31, 1999.

       Sponsorship revenues are derived principally from contracts ranging from one to three years. Sponsorships are designed to support broad marketing objectives, including brand promotion, awareness, product introductions, online research and the integration of advertising with editorial content. Sponsorship agreements typically include the delivery of impressions on iVillage's Web sites and the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include banner advertisements, links, buttons or other text images. The portion of sponsorship revenues related to the delivery of impressions is recognized ratably in the period in which the advertisement is displayed provided that none of iVillage's significant obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, iVillage defers recognition of the corresponding revenues until the guaranteed impressions are met.

       Sponsorship and advertising revenues also include barter revenues, which represent an exchange by iVillage of advertising space on iVillage's Web sites for reciprocal advertising space or traffic on other Web sites. Revenues from these barter transactions are recorded as advertising revenues at the lower of the estimated fair value of the advertisements delivered, unless the fair value of the goods and services received is more objectively determinable, and are recognized when the advertisements are run on iVillage.com. Barter expenses are recognized at the value of advertisements received when iVillage's advertisements are run on the reciprocal Web sites, which is typically in the same period as when the advertisements are run on iVillage.com. Barter expenses are included as part of sales and marketing expenses. iVillage does not receive cash for the advertisements delivered, nor does iVillage pay for the advertisements received. Typically, these barter transactions have no impact on iVillage's cash flows and results of operations. Barter transactions enable iVillage to continue to build strong brand recognition as part of its overall business strategy without expending cash resources.

       Commerce revenues are derived principally from sales through iBaby and Astrology.Net. Commerce revenues received from iBaby consist of the sale of baby-related products, including strollers, high chairs, bedding, toys and accessories. Kid's Warehouse, the Company's former joint venture partner in iBaby, presently carries the inventory for iBaby. iBaby takes all orders for iBaby products, collects the payment and ships the items to the customer. iVillage recognizes revenues from iBaby product sales, net of any discounts, when products are shipped to customers and the collection of the receivable is reasonably assured. Revenues from Astrology.Net consist of the sale of astrological charts to visitors to the Astrology.Net Web site.

Results of Operations

       Revenues

       Revenues increased 194% to $6.5 million for the three months ended March 31, 1999, from $2.2 million for the three months ended March 31, 1998. The increase in revenues was primarily due to iVillage's ability to generate significantly higher sponsorship and advertising revenues, and the development of its commerce strategy through its investment in iBaby and Astrology.Net. Sponsorship, advertising and usage revenues were $4.7 million and $2.2 million for the three months ended March 31, 1999 and 1998, respectively. The increase in sponsorship, advertising and usage revenues was primarily due to an increase in the number of impressions sold and an increase in the number of sponsors advertising on iVillage's Web sites. Sponsorship and advertising revenues accounted for approximately 73% of revenues for the three months ended March 31, 1999. Commerce revenues accounted for $1.8 million, or 27% of revenues, for the three months ended March 31, 1999, with no such revenues for the same period in 1998.

       Although no one advertiser accounted for greater than 10% of total revenues for the three months ended March 31, 1999, iVillage's five largest advertisers accounted for 22% of total revenues for this period. At March 31, 1998, five customers accounted for 23% of total revenues.

       Included in sponsorship and advertising revenues are barter transactions that accounted for approximately 13% and 27% of total revenues for the three months ended March 31, 1999 and 1998, respectively.

Operating Expenses

       Production, Product and Technology

       Production, product and technology expenses consist primarily of salaries, payroll taxes and benefits and expenditures related to editorial content, community management and support personnel, technology, software development and operations expenses, and product costs related to merchandise sales. Production, product and technology expenses were approximately $6.6 million, or 102% of revenues, and $2.7 million, or 121% of revenues, for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily attributable to increased personnel costs related to enhancing the content and functionality of iVillage's Web sites, and product costs of $1.4 million arising from commerce transactions that did not exist in the three months ended March 31, 1998. Production, product and technology expenses decreased as a percentage of total revenues due to the increased growth in total revenues relative to the growth in iVillage's cost structure.

       Sales and Marketing

       Sales and marketing expenses consist primarily of costs of distribution agreements, salaries, payroll taxes and benefits for sales and marketing personnel, commissions, advertising and other marketing-related expenses. Sales and marketing expenses were $10.9 million, or 168% of total revenues, and $4.9 million, or 221% of total revenues, for the three months ended March 31, 1999 and 1998, respectively. The dollar increase in sales and marketing expenses was primarily attributable to iVillage's $4.5 million advertising campaign on the Internet and television in accordance with its agreement with NBC. Sales and marketing expenses as a percentage of revenues decreased as result of the increased growth in revenues.

       Included in sales and marketing expenses are barter transactions, which accounted for approximately $0.8 million, or 13% of total revenues, and $0.6 million, or 27% of total revenues, for the three months ended March 31, 1999 and 1998, respectively.

       General and Administrative

       General and administrative expenses consist primarily of salaries, payroll taxes and benefits and related costs for general corporate functions, including executive management, finance, facilities, and legal and other professional fees. General and administrative expenses were $4.0 million, or 62% of total revenues, and $2.1 million, or 98% of total revenues, for the three months ended March 31, 1999 and 1998, respectively. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits, recruiting costs and facilities expenses resulting from an increase in the number of personnel hired to support the growth of iVillage's business. General and administrative expenses decreased as a percentage of total revenues as a result of the increased growth in revenues for the three months ended
March 31, 1999.

       Depreciation and Amortization

       Depreciation and amortization expenses were approximately $2.9 million, or 44% of total revenues, and $1.1 million, or 51% of total revenues, for the three months ended March 31, 1999 and 1998, respectively. The dollar increase was primarily attributable to depreciation on a greater base of fixed assets owned by the Company as well as increased amortization expense resulting from iVillage's acquisitions of iBaby and Astrology.Net.

       Interest Income, Net

       Interest income, net includes interest income from iVillage's cash balances and interest expenses related to iVillage's financing obligations. Interest income, net was $0.3 million and $0.1 million for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily due to higher average net cash and cash equivalents balances resulting from the cash received from the Company's IPO of common stock during the period.

       Net Loss

       The Company recorded a net loss of $17.6 million, or $3.20 per share, for the three months ended March 31, 1999. The Company's net loss and net loss per share excludes a deemed dividend of $23.6 million incurred as a result of the difference between the purchase price of the Series E sold to NBC, and the fair market value on the date of issuance. The deemed dividend was amortized, using the effective interest method, from the date of issuance through the date the Company completed its IPO and the Series E converted into common stock.

Liquidity and Capital Resources

       Since its inception, iVillage has financed its operations through the private placement of its convertible preferred stock and its IPO of common stock. As of March 31, 1999, iVillage had approximately $100.5 million in cash and cash equivalents, of which $91.6 million was obtained through the Company's IPO in March 1999.

       Net cash used in operating activities increased to $12.2 million from $7.9 million for the three months ended March 31, 1999 and 1998, respectively. The increase in net cash used resulted primarily from increased net losses. The increased net loss was primarily due to the continued investment in establishing the Company's brand on the Internet through further investment in content and technology.

       Net cash used in investing activities increased to $10.0 million from $2.3 million for the three months ended March 31, 1999 and 1998, respectively. The increase in net cash used in investing activities resulted primarily from the acquisition of iBaby and Astrology.Net in the first quarter of 1999.

       Net cash provided by financing activities increased to $91.8 million from $33.1 million for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily due to the receipt of $91.6 million of net proceeds from the Company's IPO in March 1999 as compared to the first quarter of 1998 where the Company raised $33.0 million from the private placement of Series D Convertible Preferred Stock.

       iVillage's capital requirements depend on numerous factors, including (i) market acceptance of iVillage's services, (ii) the amount of resources iVillage devotes to investments in iVillage.com, (iii) the resources iVillage devotes to marketing, (iv) selling its services and brand promotions, and (v) other factors.

       The Company has experienced a substantial increase in its expenditures since its inception. The increase in expenditures is consistent with the growth in iVillage's operations and staffing. The Company anticipates that it will continue to evaluate possible investments in business, products and technologies, and plans to expand its sales and marketing programs while conducting more aggressive brand promotions.

       Year 2000 Compliance

       Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

       State of Readiness

       iVillage has made an assessment of the Year 2000 readiness of its operating, financial and administrative systems, including the hardware and software that support iVillage's systems. iVillage's assessment plan consists of: quality assurance testing of its internally developed proprietary software; contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of iVillage's services to its users; contacting vendors of third-party systems; assessing repair and replacement requirements; implementing repair or replacement; implementation; and creating contingency plans in the event of Year 2000 failures. iVillage has engaged Keane, Inc., a consulting firm with Year 2000 experience, to assist iVillage with its Year 2000 compliance program.

       iVillage's Year 2000 task force has conducted an inventory of and developed testing procedures for all software and other systems that it believes might be affected by Year 2000 issues. Since third parties developed and currently support many of the systems that iVillage uses, a significant part of this effort will be to ensure that these third-party systems are Year 2000 compliant. iVillage plans to confirm this compliance though a combination of the representation by these third parties of their products' Year 2000 compliance, as well as specific testing of these systems. iVillage plans to complete this process prior to the end of the third quarter of 1999. Until such testing is completed and such vendors and providers are contacted, iVillage will not be able to completely evaluate whether its systems will need to be revised or replaced.

       Costs

       To date, iVillage has spent approximately $130,000 on Year 2000 compliance issues but expects to incur an additional $350,000 to $500,000 in connection with identifying, evaluating and addressing Year 2000 compliance issues. Most of iVillage's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees and consultants in the evaluation process and Year 2000 compliance matters generally. Such expenses, if higher than anticipated, could have a material adverse effect on iVillage's business, results of operations and financial condition.

       Risks

       iVillage is not currently aware of any Year 2000 compliance problems relating to its systems that would have a material adverse effect on iVillage's business, results of operations and financial condition, without taking into account iVillage's efforts to avoid or fix such problems. There can be no assurance that iVillage will not discover Year 2000 compliance problems in its systems that will require substantial revision. In addition, there can be no assurance that third-party software, hardware or services incorporated into iVillage's material systems will not need to be revised or replaced, all of which could be time-consuming and expensive. The failure of iVillage to fix or replace its internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on iVillage's business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in its internally developed proprietary software could result in claims of mismanagement, misrepresentation, or breach of contract and related litigation, which could be costly and time-consuming to defend.

       iVillage is heavily dependent on a significant number of third-party vendors to provide both network services and equipment. A significant Year 2000-related disruption of the network, services or equipment that third-party vendors provide to iVillage could cause iVillage's members and visitors to consider seeking alternate providers or cause an unmanageable burden on its technical support, which in turn could materially and adversely affect iVillage's business, financial condition and results of operations.

       In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of iVillage's control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond the control of iVillage, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent iVillage from delivering its services to its customers, decrease the use of the Internet or prevent users from accessing its Web sites which could have a material adverse effect on iVillage's business, results of operations and financial condition.

       Contingency Plan

       As discussed above, iVillage is engaged in an ongoing Year 2000 assessment and has not yet developed any contingency plans. The results of iVillage's Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

Risk Factors That May Affect Results of Operations and Financial Condition

       The Company has a limited operating history and may face difficulties encountered by early stage companies in new and rapidly evolving markets.

       The Company has a limited operating history. The Company faces many of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet advertising market. These risks include the Company's ability to: attract a larger audience to the Company's online network; increase awareness of the Company's brand; strengthen user-loyalty; offer compelling content; maintain the Company's current, and develop new, strategic relationships; attract a larger number of advertisers from a variety of industries; respond effectively to competitive pressures; continue to develop and upgrade the Company's technology; and attract, retain and motivate qualified personnel.

       iVillage lacks significant revenues and has recent and anticipated continuing losses

       The Company has not achieved profitability and expects to continue to incur operating losses for the foreseeable future. iVillage incurred net losses of $11.3 million for the period from July 1995 (inception) through December 31, 1996, $21.3 million for the year ended December 31, 1997, $43.7 million for the year ended December 31, 1998 and $17.6 million for the three months ended March 31, 1999. As of March 31, 1999 and December 31, 1998, the Company's accumulated deficit was $117.0 million and $76.0 million, respectively. The Company expects to continue to incur significant operating and capital expenditures and, as a result, the Company will need to generate significant revenues to achieve and maintain profitability.

       Although the Company's revenues have grown in recent quarters, the Company cannot guarantee that it will achieve sufficient revenues for profitability. Even if the Company does achieve profitability, the Company cannot guarantee that it can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than the Company anticipates, or if operating expenses exceed the Company's expectations or cannot be adjusted accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected.

       iVillage is dependent on barter transactions which do not generate cash revenue

       Revenues from barter transactions represented approximately 20% and 13% of total revenues for the year ended December 31, 1998 and the three months ended March 31, 1999, respectively. Barter revenues may continue to represent a significant portion of the Company's total revenues in future periods. Barter transactions do not generate any cash revenues and are entered into by the Company to promote the Company's brand without any expenditure of the Company's cash resources.

       iVillage's quarterly revenues and operating results are not indicative of future performance and are difficult to forecast

       As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations. The Company does not believe that period-to-period comparisons of the Company's operating results are necessarily meaningful nor should they be relied upon as indicators of future performance. In one or more future quarters the Company's results of operations may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's common stock would likely be materially adversely affected.

       The Company's revenues for the foreseeable future will remain dependent on user traffic levels and advertising activity on iVillage.com. Such future revenues are difficult to forecast. In addition, the Company plans to increase the Company's sales and marketing operations and to expand and develop content. The Company also plans to upgrade and enhance the Company's technology and infrastructure development in order to support the Company's growth. The Company may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

       If the Company has a shortfall in revenues in relation to its expenses, or if the Company's expenses precede increased revenues, then the Company's business, results of operations and financial condition would be materially and adversely affected. This would likely affect the market price of the Company's common stock in a manner which may be unrelated to the Company's long-term operating performance.

       Seasonal and cyclical patterns may affect the Company's business

       The Company believes that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If the Company's market makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in the future. As a result, if the Company's industry follows the same seasonal patterns as those in traditional media, the Company may experience lower advertising revenues in the first and third calendar quarter of each year. Seasonal and cyclical patterns in Internet advertising may also affect the Company's revenues. In addition, traffic levels on the Company's Web sites typically fluctuate during the summer and year-end vacation and holiday periods. Furthermore, the Company anticipates that sales from iBaby and any other future consumer goods the Company may sell will typically increase during the fourth quarter as a result of the holiday season and may decline during other periods.

       The market for Internet advertising is uncertain

       The Company expects to derive a substantial amount of its revenues from sponsorships and advertising for the foreseeable future, and demand and market acceptance for Internet advertising solutions is uncertain.

       There are currently no standards for the measurement of the effectiveness of Internet advertising, and the industry may need to develop standard measurements to support and promote Internet advertising as a significant advertising medium. If such standards do not develop, existing advertisers may not continue their levels of Internet advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. The Company's business would be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected.

       Different pricing models are used to sell advertising on the Internet. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project the Company's future advertising rates and revenues. The Company's advertising revenues could be adversely affected if the Company is unable to adapt to new forms of Internet advertising. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

       The Company may be unable to adequately measure the demographics of its user base and delivery of advertisements on its Web sites

       It is important to the Company's advertisers that the Company accurately measure the demographics of its user base and the delivery of advertisements on the Company's Web site. The Company depends on third parties to provide certain of these measurement services. If they are unable to provide these services in the future, the Company would need to perform them or obtain them from another provider. This could cause the Company to incur additional costs or cause interruptions in the Company's business during the time the Company is replacing these services. The Company is currently implementing additional systems designed to record demographic data on the Company's users. If the Company does not implement these systems successfully, the Company may not be able to accurately evaluate the demographic characteristics of its users. Companies may choose to not advertise on the Company's Web sites or may pay less for advertising if they do not perceive the Company's measurements or measurements made by third parties to be reliable.

       The Company is currently experiencing a period of significant growth which is placing a significant strain on its resources

       If the Company is unable to manage its growth effectively, the Company's business could be adversely affected. The Company has experienced and is currently experiencing a period of significant growth. This growth has placed, and the Company's anticipated future growth in its operations will continue to place, a significant strain on the Company's resources. As part of this growth, the Company will have to implement new operational and financial systems, procedures and controls.

       Several members of senior management have only recently joined iVillage

       Several members of the Company's senior management joined iVillage in 1998 and 1999 and have not previously worked together. As a result, the Company's senior managers are becoming integrated as a management team and may not work together effectively as a team to successfully manage the Company's growth.

       The Company may not attract a sufficient amount of traffic and advertising without the Company's channels being carried on America Online, Inc. ("AOL")

       AOL has accounted for a significant portion of the Company's traffic based on the delivery to the Company of a guaranteed number of impressions. A significant amount of the Company's visitors and members reach the Company's Web sites through AOL. The Company's agreement with AOL does not prohibit AOL from carrying online sites or developing and providing content that competes with the Company's sites, and AOL is currently carrying additional competing sites. The Company's agreement with AOL expires on December 31, 2000 and, even though either party may extend it for an additional year, AOL does not have any obligation to renew it. If the carrying of the Company's channels on AOL is discontinued, the Company's business, results of operations and financial condition would be materially adversely affected.

       AOL investments may result in conflicts of interest for AOL that are adverse to iVillage

       AOL has invested in Oxygen Media, Inc., a new Internet and television company that is developing cable and interactive content for women and children. In addition, Oxygen Media has acquired from AOL the assets of electra.com, an online women's network, and Thrive Partners LLC, the operator of thriveonline.com, a health site. In addition, AOL has invested in Excite, Inc. and, in November 1998, announced a merger with Netscape Communications Corp. The relationship between AOL and Oxygen Media and AOL and other internet companies may result in potential conflicts of interest for AOL, which may not be resolved in the Company's favor.

       The Company has a small number of customers and the loss of a number of these customers could adversely affect the Company's financial condition and results of operations

       The Company has, so far, depended on a limited number of customers for a significant part of its revenues. Consequently, the loss of a number of these customers at any one time may adversely affect the Company's financial condition and results of operations. For the year ended December 31, 1997, no one advertiser accounted for greater than 10% of total revenues, but revenues from the Company's five largest advertisers accounted for 26% of total revenues. At December 31, 1997, one advertiser accounted for 31% of net accounts receivable. Although no advertiser accounted for more than 10% of the total revenues for the year ended December 31, 1998 or the three months ended March 31, 1999, the Company's five largest advertisers accounted for 17% and 22% of total revenues, respectively. At December 31, 1998, one advertiser accounted for 11% of net accounts receivable.

       The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, the Company anticipates that such customers will continue to vary over time, so that the achievement of the Company's long-term goals will require the Company to obtain additional significant customers on an ongoing basis. The Company's failure to enter into a sufficient number of large contracts during a particular period could have a material adverse effect on the Company's business, financial condition and results of operations.

       The Company may not be able to integrate the operations from the Company's recent and future acquisitions

       As part of the Company's business strategy, the Company has completed and expects to enter into additional business combinations and acquisitions, such as the Company's February 1999 acquisition of Astrology.Net. Acquisition transactions are accompanied by a number of risks, including, among other things: (i) the difficulty of assimilating the operations and personnel of the acquired companies; (ii) the potential disruption of the Company's ongoing business; (iii) the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology or content and rights into the Company's products and media properties; (iv) expenses associated with the transactions;
(v) additional expenses associated with amortization of acquired intangible assets; (vi) the maintenance of uniform standards, controls, procedures and policies; (vii) the impairment of relationships with employees and customers as a result of any integration of new management personnel; and (viii) the potential unknown liabilities associated with acquired businesses. The Company's failure to adequately address these issues could have a material adverse effect on the Company's business, financial condition and results of operations.

       The Company may be sued for information retrieved from the Web

       The Company may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information the Company publishes on its Web site. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. The Company could also be subjected to claims based upon the content that is accessible from the Company's Web sites through links to other Web sites or through content and materials that may be posted by members in chat rooms or bulletin boards. The Company also offers e-mail services, which may subject the Company to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. The Company's insurance, which covers commercial general liability, may not adequately protect the Company against these types of claims.

       The Company may incur potential product liability for products sold over the Internet

       Consumers may sue the Company if any of the products that the Company sells online are defective, fail to perform properly or injure the user. To date, the Company has had very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of such products. The Company plans to develop a range of products targeted specifically at women through the Company's iBaby site, Astrology.Net and other e-commerce sites that the Company may acquire in the future. The Company also may foster relationships with manufacturers or companies to offer such products directly on iVillage.com. Such a strategy involves numerous risks and uncertainties. Although the Company's agreements with manufacturers typically contain provisions intended to limit the Company's exposure to liability claims, these limitations may not prevent all potential claims. Liability claims could require the Company to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage the Company's reputation and business.

       There is intense competition for Internet-based business

       The number of Web sites competing for the attention and spending of members, users and advertisers has increased and the Company expects it to continue to increase.

       The Company competes for members, users and advertisers with the following types of companies: online services or Web sites targeted at women, such as Women.com Networks, a joint venture between Women.com Networks and the Hearst Corp., Microsoft Corporation's womencentral.msn.com, condenet.com and Oxygen Media's Web sites; Web search and retrieval and other online service companies, commonly referred to as portals, such as Excite, Inc., Infoseek Corporation, Lycos, Inc. and Yahoo! Inc.; and publishers and distributors of traditional media, such as television, radio and print.

       Increased competition could result in price reductions, reduced margins or loss of market share, any of which could adversely affect the Company's business.

       The Company's uncertain sales cycles could adversely affect the Company's business

       The time between the date of initial contact with a potential advertiser or sponsor and the execution of a contract with the advertiser or sponsor is often lengthy, typically ranging from six weeks for smaller agreements to nine months for larger agreements, and is subject to delays over which the Company has little or no control, including: customers' budgetary constraints; customers' internal acceptance reviews; the success and continued internal support of advertisers' and sponsors' own development efforts; and the possibility of cancellation or delay of projects by advertisers or sponsors.

       During the sales cycle, the Company may expend substantial funds and management resources and yet not obtain sponsorship or advertising revenues. Accordingly, the Company's results of operations for a particular period may be adversely affected if sales to advertisers or sponsors forecasted in a particular period are delayed or do not otherwise occur.

       The Company's business is dependent on its Chief Executive Officer and Editor-in-Chief

       The Company's future success depends to a significant extent on the continued services of its senior management and other key personnel, particularly Candice Carpenter, Chief Executive Officer, and Nancy Evans, Editor-in-Chief. The loss of the services of Mdmes. Carpenter or Evans, or other key employees, would likely have a significantly detrimental effect on the Company's business.

       The Company has no employment agreements with either of these executives. The Company does not maintain "key person" life insurance for any of its personnel, other than Ms. Carpenter. The Company's future success also depends on its continuing to attract, retain and motivate highly skilled employees.

       Competition for personnel in the industry is intense

       The Company may be unable to retain its key employees or attract, assimilate or retain other highly qualified employees in the future. The Company has from time to time in the past experienced, and expects to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of the Company's rapid growth and expansion. The Company does not believe that it has been adversely impacted by these difficulties. In addition, there is significant competition for qualified employees in the Internet industry. As a result, the Company incurred increased salaries, benefits and recruiting expenses during 1998. If the Company does not succeed in attracting new personnel or retaining and motivating the Company's current personnel, the Company's business will be adversely affected.

       The Company is dependent on continued growth in use of the Internet

       The Company's market is new and rapidly evolving. The Company's business would be adversely affected if Internet usage does not continue to grow, particularly usage by women. A number of factors may inhibit Internet usage, including: inadequate network infrastructure; security concerns; inconsistent quality of service; and lack of availability of cost-effective, high-speed service.

       If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as the usage of the Company's Web sites, could grow more slowly or decline.

       The Company may be unable to respond to the rapid technological change in its industry

       The Company's market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The recent growth of the Internet and intense competition in the Company's industry exacerbate these market characteristics. To achieve the Company's goals, the Company needs to effectively integrate the various software programs and tools required to enhance and improve its product offerings and manage its business. The Company's future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its services. The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, the Company's new enhancements must meet the requirements of its current and prospective users and must achieve significant market acceptance. The Company could also incur substantial costs if it needs to modify its service or infrastructures to adapt to these changes.

       Government regulation and legal uncertainties could add additional costs to doing business on the Internet

       There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet could adversely affect the Company's business.

       In addition, it has been reported that the Labor Department has recently begun an investigation of the use of volunteers on Web sites. The Company also utilizes volunteers as Web site community leaders and there can be no assurance that new government regulations will not require the Company to cease using volunteers or, alternatively, treat them as employees.

       The Company's systems may fail or experience a slow down and its users depend on others for access to the Company's Web sites

       Substantially all of the Company's communications hardware and some of the Company's other computer hardware operations are located at Exodus Communications, Inc.'s facilities in Jersey City, New Jersey. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect the Company's Web sites. The Company's business could be adversely affected if its systems were affected by any of these occurrences. The Company's insurance policies may not adequately compensate the Company for any losses that may occur due to any failures or interruptions in its systems. The Company does not presently have any secondary "off-site" systems or a formal disaster recovery plan.

       The Company's Web sites must accommodate a high volume of traffic and deliver frequently updated information. The Company's Web sites have in the past experienced slower response times or decreased traffic for a variety of reasons. These occurrences have not had a material impact on the Company's business. These types of occurrences in the future could cause users to perceive the Company's Web sites as not functioning properly and therefore cause them to use another Web site or other methods to obtain information.

       In addition, the Company's users depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

       The Company may not be able to deliver various services if third parties fail to provide reliable software, systems and related services to the Company

       The Company is dependent on various third parties for software, systems and related services. For example, the Company relies on Doubleclick Inc.'s software for the placement of advertisements and WhoWhere? Inc. for personal home pages and e-mail. Several of the third parties that provide software and services to the Company have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, the Company's ability to deliver various services to the Company's users may be adversely affected by the failure of these third parties to provide reliable software, systems and related services to the Company.

       The Company may be liable if third parties misappropriate its users' personal information

       If third parties were able to penetrate the Company's network security or otherwise misappropriate the Company's users' personal information or credit card information, the Company could be subject to liability. These could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. The Company could incur additional expenses if new regulations regarding the use of personal information are introduced or if the Company's privacy practices are investigated.

       Internet security concerns could hinder e-commerce

       The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Internet. Any well-publicized compromise of security could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information. The Company may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

       Possible infringement of intellectual property rights could harm the Company's business

       The Company cannot be certain that the steps it has taken to protect its intellectual property rights will be adequate or that third parties will not infringe or misappropriate its proprietary rights. Any such infringement or misappropriation could have a material adverse effect on the Company's future financial results. In addition, the Company may from time to time become involved in intellectual property disputes with third parties which may not result in a favorable outcome for the Company.

       The Company could be subject to possible infringement actions based upon content licensed from others

       It is possible that the Company could become subject to infringement actions based upon content the Company may license from third parties. Any of these claims, with or without merit, could subject the Company to costly litigation and the diversion of the Company's financial resources and technical and management personnel. Further, if such claims are successful, the Company may be required to change its trademarks, alter the content, pay financial damages or obtain licenses from others.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

       The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend the Company's online service brands, the rejection of the Company's services by Web consumers, vendors and/or advertisers, the inability of the Company to maintain the increased levels of traffic on its online services, as well as other risks and uncertainties. In the event that the Company does not successfully implement its business plan, certain assets may not be recoverable. Please also see "Risk Factors That May Affect Results of Operations and Financial Condition."

PART II. OTHER INFORMATION.

Item 1.  Legal Proceedings.

       On January 8, 1999, a complaint was filed in the Chancery Court for Williamson County, Tennessee by a former employee against the Company and three of its officers. The complaint was subsequently amended to withdraw all claims against two of those officers. The complaint alleges breach of an alleged employment agreement and fraudulent inducement to accept a job in New York and to move from Tennessee to New Jersey. In addition to unspecified damages, the complaint seeks an award of options to purchase 100,000 shares of common stock.

       On January 29, 1999, the case was removed from the Chancery Court to the U.S. District Court for the Middle District of Tennessee. On March 12, 1999, the Chancery Court to the U.S. District for the Middle District of Tennessee issued a ruling transferring the case to the U.S. District Court for the Southern District of New York. The Company has served a motion to dismiss the case in the U.S. District Court for the Southern District of New York.

Item 2.  Changes in Securities and Use of Proceeds.

       The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-68749) relating to Company's initial public offering of its Common Stock, was March 18, 1999. A total of 4,197,500 shares of the Company's Common Stock were sold to an underwriting syndicate. The managing underwriters were Goldman Sachs & Co., Credit Suisse First Boston Corporation and Hambrecht & Quist LLC. The offering commenced and completed on March 19, 1999, at an initial public offering price of $24.00 per share. The initial public offering resulted in gross proceeds of $100.7 million, $7.0 million of which was applied to the underwriting discount and approximately $2.1 million of which was applied to related expenses. As a result, net proceeds of the offering to the Company were approximately $91.6 million. From the date of receipt through March 31, 1999, approximately $8.1 million of the net proceeds of the Company's initial public offering was used to purchase the minority interest in iBaby, Inc. and the remainder was used for promoting the Company's brand, expanding the Company's sales and marketing, working capital or invested in short-term, interest-bearing, investment-grade securities. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.

Item 3.  Defaults Upon Senior Securities.

       Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

       Pursuant to an Action by Written Consent of the Stockholders in Lieu of a Meeting dated March 1, 1999, the following matters were approved by the holders of 6,299,656 shares of the Company's Common Stock (out of 8,772,696 shares outstanding) and 35,490,594 shares of the Company's convertible preferred stock (out of 44,113,424 shares outstanding):

       (a) An amendment to the Company's Certificate of Incorporation to (i) change the name of the Company, (ii) change the par value of the Company, and (iii) effect a reverse stock split of the Company's Common Stock;

       (b) Adoption of the Company's 1999 Employee Stock Option Plan;

       (c) Adoption of the Company's 1999 Acquisition Stock Option Plan;

       (d) Adoption of the Company's 1999 Director Stock Option Plan;

       (e) Adoption of the Company's 1999 Employee Stock Purchase Plan;

       (f) A classification to the Company's 1995 Employee Stock Option Plan relating to limitations on the exercise of incentive stock options;

       (g) The granting of an additional 4,350,000 shares of Common Stock and options to purchase shares of Common Stock by the board of directors and the distribution by the board of directors of such options amongst the Company's option plans;

       (h) The Company's Amended and Restated Certificate of Incorporation; and

       (i) The Company's Amended and Restated By-Laws, which became effective upon completion of the Company's initial public offering of common stock.

       Pursuant to an Action by Written Consent of the Stockholders in Lieu of a Meeting dated March 15, 1999, the holders of 8,743,830 shares of the Company's Common Stock (out of 8,772,696 shares outstanding) and 32,103,568 shares of the Company's convertible preferred stock (out of 44,113,424 shares outstanding) approved the Company's Amended and Restated Certificate of Incorporation, which became effective upon completion of the Company's initial public offering of common stock.

Item 5.  Other Information.

       Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

       (a) Exhibits
           --------

           3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Amendment No. 2 to Form S-1 Registration Statement filed on February 24, 1999)

           3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Amendment No. 2 to Form S-1 Registration Statement filed on February 24, 1999)

           11  Statement re: computation of earnings per share

           27  Financial Data Schedule

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed of its behalf by the undersigned thereunto duly authorized.

                                   iVILLAGE INC.

                                   (Registrant)

       Dated: May 17, 1999         By: /s/  Candice Carpenter
                                   --------------------------------------------
                                   Candice Carpenter, Chief Executive Officer

       Dated: May 17, 1999         By:  /s/ Craig T. Monaghan
                                   --------------------------------------------
                                   Craig T. Monaghan, Chief Financial Officer

       Dated: May 17, 1999         By: /s/ Scott Levine
                                     ------------------------------------------
                                     Scott Levine, VP Controller and Chief
                                     Accounting Officer

                                  EXHIBIT INDEX

       Exhibits
       --------

       3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Amendment No. 2 to Form S-1 Registration Statement filed on February 24, 1999)

       3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Amendment No. 2 to Form S-1 Registration Statement filed on February 24, 1999)

       11  Statement re: computation of earnings per share

       27  Financial Data Schedule