Form 10-Q
period 1999-06-30
IVILLAGE INC
filed 1999-08-16
CIK 1074767

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

                                 ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               24,368,582 shares of common stock as of August 10, 1999.

               iVillage Inc.
               Form 10-Q
               For the Quarter ended June 30, 1999

Index

                                     Part I.
                              Financial Information

                                                                         Page(s)

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets at December 31, 1998
and June 30, 1999 (Unaudited)..................................................3

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1998 and 1999 (Unaudited).................4

Condensed Consolidated Statements of Cash Flows for the three months and six months ended June 30, 1998 and 1999 (Unaudited).................5

Notes to Condensed Consolidated Financial Statements...........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations ....................................................13

                                    Part II.

                                Other Information

Item 6.  Exhibits and Reports on Form 8-K ....................................31

Signatures ...................................................................33

Exhibit Index ................................................................34

                                     PART I
                              FINANCIAL INFORMATION

                         iVillage Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   Unaudited


                                                                                       December 31,      June 30,
                                                                                          1998             1999
                                                                                        ---------        ---------
                                     ASSETS:
Current assets:
  Cash and cash equivalents .....................................................       $  30,825        $  85,279
  Accounts receivable, net ......................................................           2,078            2,843
  Other current assets ..........................................................             715            1,162
                                                                                        ---------        ---------
    Total current assets ........................................................          33,618           89,284

Fixed assets, net ...............................................................           7,380            6,968
Goodwill and intangible assets, net .............................................           4,535           61,631
Other assets ....................................................................             188              189
                                                                                        ---------        ---------
    Total assets ................................................................       $  45,721        $ 158,072
                                                                                        =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable and accrued expenses .........................................       $  11,561        $  10,398
  Capital leases payable ........................................................             137               73
  Deferred revenue ..............................................................           1,838            2,117
  Other current liabilities .....................................................             163              192
                                                                                        ---------        ---------
    Total liabilities ...........................................................          13,699           12,780

Commitments and contingencies

Stockholders' equity:
  Series A, convertible preferred stock - par value $.0005, 1,000,000 and 0 shares authorized, issued and outstanding as of December 31, 1998 and June
    30, 1999, respectively ......................................................               1             --
  Series B and B-1, convertible preferred stock - par value $.0005, 5,929,846 and 0 shares authorized, 4,777,746 and 0 issued and outstanding as of
    December 31, 1998 and June 30, 1999, respectively ...........................               2             --
  Series C, convertible preferred stock - par value $.0005, 13,528,765 and 0 shares authorized, 13,193,445 and 0 issued and outstanding as of December
    31, 1998 and June 30, 1999, respectively ....................................               7             --
  Series D, convertible preferred stock - par value $.0005, 13,000,000 and 0 shares authorized, issued and outstanding as of December 31, 1998 and June
    30, 1999, respectively ......................................................               6             --
  Series E, convertible preferred stock - par value $.0005, 12,280,702 and 0 shares authorized, 11,730,948 and 0 issued and outstanding as of December
    31, 1998 and June 30, 1999, respectively ....................................               6             --
  Common stock, par value $.01, 35,000,000 and 65,000,000 shares authorized,
    2,113,385 and 24,324,218 issued and outstanding at December 31, 1998 and
    June 30, 1999, respectively .................................................              21              243
Additional paid-in capital ......................................................         112,849          302,430
Accumulated deficit .............................................................         (76,275)        (134,549)
Stockholders' notes receivable ..................................................            (565)         (14,681)
Unearned compensation ...........................................................          (4,030)          (8,151)
                                                                                        ---------        ---------
    Total stockholders' equity ..................................................          32,022          145,292
                                                                                        ---------        ---------
    Total liabilities and stockholders' equity ..................................       $  45,721        $ 158,072
                                                                                        =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         iVillage Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                   Unaudited


                                                                          Three months ended June 30,      Six months ended June 30,
                                                                          ---------------------------      -------------------------
                                                                             1998            1999            1998            1999
                                                                           --------        --------        --------        --------
Revenues:
  Sponsorship, advertising and other ...............................       $  2,118        $  5,994        $  4,318        $ 10,684
  Commerce .........................................................            520           2,114             520           3,888
                                                                           --------        --------        --------        --------
    Total revenues .................................................          2,638           8,108           4,838          14,572

Cost of revenues ...................................................          3,262           4,210           5,437           9,112

    Operating margin ...............................................           (624)          3,898            (599)          5,460
                                                                           --------        --------        --------        --------

Operating expenses:
  Product development and technology ...............................            504           1,353             986           3,038
  Sales and marketing ..............................................          7,184           7,852          12,054          15,634
  Sales and marketing - NBC expenses ...............................           --             4,466            --             7,572
  General and administrative .......................................          2,202           3,847           4,206           7,872
  Depreciation and amortization ....................................          1,397           4,665           2,658           7,519
                                                                           --------        --------        --------        --------

    Total operating expenses .......................................         11,287          22,183          19,904          41,635
                                                                           --------        --------        --------        --------

    Loss from operations ...........................................        (11,911)        (18,285)        (20,503)        (36,175)

Interest income, net ...............................................            188           1,182             264           1,513
                                                                           --------        --------        --------        --------
Other income (expense) .............................................            (27)           --               (27)           --
                                                                           --------        --------        --------        --------

    Net loss .......................................................        (11,750)        (17,103)        (20,266)        (34,662)
                                                                           --------        --------        --------        --------

Preferred stock deemed dividend ....................................           --                              --           (23,612)

Net loss attributable to common stockholders .......................       $(11,750)       $(17,103)       $(20,266)       $(58,274)
                                                                           ========        ========        ========        ========

Basic and diluted net loss per share attributable to common
  shareholders .....................................................       $  (1.85)       $  (0.72)       $  (3.28)       $  (3.98)
                                                                           ========        ========        ========        ========
Weighted average shares of common stock outstanding used in
  computing basic and diluted net loss per share ...................          6,337          23,728           6,179          14,656
                                                                           ========        ========        ========        ========

Pro forma basic and diluted net loss per share .....................                                                       $  (2.77)
                                                                                                                           ========

Shares of common stock used in computing pro forma
  basic and diluted net loss per share .............................                                                         21,027
                                                                                                                           ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         iVillage Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   Unaudited


                                                          Three months ended June 30,        Six months ended June 30,
                                                          ---------------------------        -------------------------
                                                             1998             1999             1998             1999
                                                          ---------        ---------        ---------        ---------
Cash flows from operating activities:
  Net loss ........................................       $ (11,750)       $ (17,103)       $ (20,266)       $ (34,662)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Expense recognized in connection with issuance
          of warrants and stock options ...........             186            1,102              186            2,979
        Depreciation and amortization .............           1,397            4,665            2,658            7,519
        Bad debt expense ..........................             255             --                255              500
        Loss on sale ..............................             165             --                165             --
        Minority interest .........................            (138)            --               (138)            --

          Changes in assets and liabilities:
            Accounts receivable ...................          (1,559)          (1,136)          (1,175)          (1,265)
            Prepaid expenses and other assets .....             253              678             (339)            (455)
            Accounts payable and accrued expenses .           1,735           (1,760)             146           (1,168)
            Deferred revenue ......................             416             (521)           1,583              278
            Other liabilities .....................             (77)            --                (77)              36
                                                          ---------        ---------        ---------        ---------
        Net cash used in operating activities .....          (9,117)         (14,075)         (17,002)         (26,238)
                                                          ---------        ---------        ---------        ---------

Cash flows from investing activities:
  Purchase of fixed assets ........................          (2,119)            (958)          (2,828)          (1,693)
  Acquisitions of Web sites .......................            --             (1,609)            (520)         (10,831)
  Sale of Web sites ...............................             600             --                600             --
                                                          ---------        ---------        ---------        ---------
        Net cash used in investing activities .....          (1,519)          (2,567)          (2,748)         (12,524)
                                                          ---------        ---------        ---------        ---------

Cash flows from financing activities:
  Exercise of stock options .......................            --                241             --                505
  Stockholder note receivable .....................            (250)           1,382             (250)           1,382
  Issuance of common stock, net of fees ...........           1,667             (226)           1,667           91,392
  Issuance of preferred stock, net of fees paid ...            (630)            --             31,488             --
  Principal payments on capitalized leases ........             (86)            --               (124)             (63)
                                                          ---------        ---------        ---------        ---------
        Net cash provided by financing
          activities...............................             701            1,397           32,781           93,216
                                                          ---------        ---------        ---------        ---------

Net increase (decrease) in cash for the period ....          (9,935)         (15,245)          13,031           54,454
  Cash and cash equivalents, beginning of period ..          27,301          100,524            4,335           30,825
                                                          ---------        ---------        ---------        ---------
Cash and cash equivalents, end of period ..........       $  17,366        $  85,279        $  17,366        $  85,279
                                                          =========        =========        =========        =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

        In March 1999, the Company completed its initial public offering ("IPO") of 4,197,500 shares of the Company's common stock resulting in net proceeds of approximately $91.4 million. Upon the closing of the IPO, all classes of outstanding convertible preferred stock converted into common stock on a three for one ratio.

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

        Unaudited Interim Financial Information

        The unaudited interim consolidated financial statements of the Company for the three and six months ended June 30, 1998 and June 30, 1999 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

        In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1999, and the results of its operations and its cash flows for the three and six months ended June 30, 1998 and June 30, 1999. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the expected results for the full fiscal year or any future period. Certain prior period balances have been reclassified to conform to the current period presentation.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (cont.)

        Net Loss Per Share

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

Note 2 - Related-Party Transactions

        NBC

        On March 9, 1999, iVillage and NBC amended the November 11, 1998 advertising and promotional agreement and entered into a stock purchase agreement whereby iVillage issued 4,889,030 shares of Series E Convertible Preferred Stock ("Series E") and warrants to purchase 970,874 shares of Series E at $5.15 per share and 813,003 shares of Series E at $6.15 per share during 2000 and 2001, respectively, in exchange for a promissory note of approximately $15.5 million. The note, which bears interest at the rate of 5% per annum, is payable quarterly in twelve equal installments of approximately $1.4 million beginning April 1, 1999. In connection with the IPO and the reverse stock split, the shares of Series E were converted into 1,629,676 shares of common stock and the Series E warrants were converted into warrants to purchase 323,625 shares of common stock at $15.45 per share and 271,003 shares of common stock at $18.45 per share. In addition, iVillage has agreed to purchase from NBC, for cash, $13.5 million, $8.5 million and $8.5 million of advertising and promotional spots during 1999, 2000 and 2001, respectively. iVillage has also agreed to pay NBC $1.1 million during 1999 for prominent placement on the NBC.com Web site.

         Under the revised NBC advertising and promotional agreement and in accordance with EITF D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Non-detachable Conversion Feature," the $23.6 million difference between the purchase price of the Series E and the fair market value on the date of issuance was accounted for as a deemed dividend and amortized using the effective interest method from the date of issuance through the date the Company completed its IPO (the date of conversion into common stock). In addition, the fair value of the warrants of approximately $8.4 million was recorded in stockholders' equity as deferred advertising costs and is being amortized over the three-year advertising agreement. The fair value of the warrants was determined using the Black-Scholes option pricing model in accordance with SFAS No. 123.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (cont.)

Note 3 - Acquisitions

        iBaby

        As a result of the IPO, the Company purchased all of the outstanding shares of iBaby held by the minority stockholders pursuant to the Rights Agreement dated as of April 8, 1998 among the Company, OurBaby LLC, JBM Ventures, Inc. and iBaby, Inc., as subsequently amended on February 10, 1999. The aggregate purchase price of $10.8 million consisted of (i) $8.0 million in cash, of which $1.5 million was paid on February 12, 1999 and $6.5 million was paid on March 25, 1999 and (ii) 125,448 shares of the Company's common stock. The difference between the purchase price and the fair value of the acquired minority interest in iBaby was recorded as goodwill and will be amortized over the period of expected benefit, which is estimated at three years.

        The cost of acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

        Working Capital                           $  (452,752)
        Fixed assets                                  399,181
        Goodwill                                   11,064,324
                                                  -----------

                                                  $11,010,753
                                                  ===========

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

        Of the 802,125 shares of common stock, (i) 326,331 shares were issued at the closing, (ii) 75,000 shares were issued into escrow for 18 months to cover possible indemnification claims and (iii) the remaining 400,794 shares were issued subject to earnout restrictions over five years.

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

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (cont.)

        Astrology.Net (cont.)

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

                                                1998                    1999
                                                ----                    ----
                                           (in thousands, except per share data)
Revenues                                       $ 2,345                $  6,660
Net loss                                       $(8,607)               $(17,543)
Net loss per share, excluding
deemed dividend                                $ (3.15)               $  (2.96)

         OnLine Psych and Code Stone

         On June 30, 1999, iVillage acquired OnLine Psychological Services, Inc. ("OnLine Psych") and Code Stone Technologies, Inc. ("Code Stone"). As a result of the acquisition, OnLine Psych and Code Stone became wholly-owned subsidiaries of iVillage. OnLine Psych operates a Web site focusing on mental health issues while Code Stone provides much of the interactive technology used on Online Psych's Web site.

        The aggregate purchase price paid to acquire OnLine Psych and Code Stone consisted of $1.5 million cash and approximately 577,000 shares of iVillage common stock, valued under the purchase method of accounting at approximately $30.0 million in the aggregate. The difference between the purchase price and the fair value of the acquired net assets of OnLine Psych and Code Stone have been recorded as goodwill and are being amortized over the period of expected benefit, which is estimated to be three years.

        iVillage also issued to certain employees of OnLine Psych options to purchase shares of iVillage common stock. The options, which are contingent upon continued employment with OnLine Psych, vest over a period of seven years, with accelerated vesting dependent on OnLine Psych meeting certain revenue and other performance targets. iVillage also granted to the founding stockholders of OnLine Psych, subject to its existing registration rights agreements, piggyback registration rights in connection with the shares.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (cont.)

Note 4 - Segment Information

        The Company's business is comprised of the development of programming material by iVillage for distribution through online service providers and the Internet and the sale of products by iBaby, iMaternity and Astrology.Net through their Web sites. The Company's management reviews corporate assets and overhead expenses within its media segment.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (cont.)

The summarized segment information, as of and for the three months ended June 30, 1999, is as follows:

(dollars in thousands)


                                                         E-
                                      Media           Commerce          Total
                                      -----           --------          -----
Revenues                            $   5,994        $   2,114        $   8,108
Cost of revenues                        2,572            1,638            4,210
Product development and
  technology                              957              396            1,353
Sales and marketing                    11,428              890           12,318
General and administrative              3,283              564            3,847
Depreciation and amortization           1,460            3,205            4,665
Loss from operations                  (13,705)          (4,580)         (18,285)
Total assets                          156,326            1,746          158,072
                                    =========        =========        =========


The summarized segment information, as of and for the six months ended June 30, 1999, is as follows:

(dollars in thousands)


                                                         E-
                                      Media           Commerce          Total
                                      -----           --------          -----
Revenues                            $  10,684        $   3,888        $  14,572
Cost of revenues                        6,081            3,031            9,112
Product development and
  technology                            2,274              764            3,038
Sales and marketing                    21,704            1,502           23,206
General and administrative              6,851            1,021            7,872
Depreciation and amortization           3,099            4,420            7,519
Loss from operations                  (29,324)          (6,851)         (36,175)
Total assets                          156,326            1,746          158,072
                                    =========        =========        =========


iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (cont.)

Note 5 - Subsequent Events

        On July 13, 1999, iVillage entered into an agreement to acquire all of the outstanding stock of Lamaze Publishing Company, Inc. ("Lamaze Publishing"), a multimedia provider of education information to expectant and new mothers. The total purchase price, valued at approximately $100.0 million under the purchase method of accounting, consists of approximately 1.7 million shares of iVillage common stock, subject to certain adjustments, and approximately $5.0 million of assumed debt. The closing of the transaction is subject to customary closing conditions and the filing of a registration statement with the Securities and Exchange Commission covering the resale of the issued shares. Lamaze Publishing is the exclusive licensee of the LAMAZE mark for use in connection with consumer publications and other communications, which include print, audio, visual and other consumer oriented media, that are commercial in nature. Lamaze Publishing is also the exclusive marketing agent for Lamaze Publishing International, Inc., the owner of the Lamaze Publishing family of marks.

        On August 4, 1999, iVillage acquired the domain name Astrology.com from Boulevards New Media, Inc.

        On August 6, 1999, iVillage entered into a three-year employment agreement with Harriet Rubin, an author and publisher on the subjects of business and money/life issues, to develop content for the iVillage Work channel. On August 6, 1999, iVillage also entered into an agreement with Ms. Rubin to license certain assets, including the domain name The Soloist.com, for one year, with an option to purchase such assets at the end of the one-year term.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        iVillage Inc. has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning iVillage's business, operations and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and iVillage cautions you that any forward-looking information provided by or on behalf of iVillage is not a guarantee of future performance. iVillage's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond iVillage's control, including (i) the volatile and competitive nature of the Internet industry, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on iVillage's business, (iv) failure of iVillage, its vendors or other third parties to achieve Year 2000 compliance (v) the impact of recent and future acquisitions on iVillage's business and financial condition and (vi) the impact on iVillage of its branding strategy and the risks described below, as well as those discussed in iVillage's other public filings. All such forward-looking statements are current only as of the date on which such statements were made. iVillage does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

        The iVillage network, iVillage.com, provides an easy-to-use, comprehensive online network of sites tailored to the interests and needs of women using the Internet. iVillage.com consists of 16 channels organized by subject matter. The channels cover leading topics of interest to women online such as family, health, work, money, food, computers, relationships, shopping, travel, pets and astrology. iVillage facilitates channel usage by providing common features and functionality within each channel, including experts, chats, message boards and services.

        To date, iVillage's revenues have been derived primarily from the sale of sponsorship and advertising contracts. Sponsorship and advertising revenues represented 74% and 73% of total revenues for the three and six months ended June 30, 1999, respectively. This compares to 79% and 89% for the comparable periods during the prior year.

        Sponsorship revenues are derived principally from contracts ranging from one to three years. Sponsorships are designed to support broad marketing objectives, including brand promotion, awareness, product introductions, online research and the interaction of advertising with editorial content. Sponsorship agreements typically include the delivery of impressions on iVillage's Web sites and the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include banner advertisements, links, buttons or other text or images. The portion of sponsorship revenues related to the delivery of impressions is recognized ratably in the period in which the advertisement is displayed, provided that none of iVillage's significant obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, iVillage defers recognition of the corresponding revenues until the guaranteed impressions are met. The portion of sponsorship revenues related to the up-front customized design work, as specified in the contract, is recognized in the period in which the design work is performed, typically within the first three months of the contract term.

        As part of the Company's sponsorship deals, certain sponsors who also sell products provide iVillage with a commission on sales of their products generated through iVillage's Web sites. To date, these amounts have been immaterial.

        Advertising revenues are derived principally from short-term advertising contracts in which iVillage typically guarantees a minimum number of impressions to be delivered to users over a specified period of time for a fixed fee. Advertising rates, measured on a cost per thousand impressions basis, or CPMs, are dependent on whether the impressions are for general rotation throughout iVillage's Web sites or for targeted audiences and properties within specific areas of iVillage.com. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant iVillage obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, iVillage defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

        Sponsorship and advertising revenues also include barter revenues, which represent exchanges by iVillage of advertising space on iVillage's Web sites for reciprocal advertising space or traffic on other Web sites. Revenues from these barter transactions are recorded as advertising revenues at the estimated fair value of the advertisements delivered, unless the fair value of the goods and services received is more objectively determinable, and are recognized when the advertisements are run on iVillage.com. Barter expenses are recognized at the value of advertisements received when iVillage's advertisements are run on the reciprocal Web sites, which is typically in the same period as when the advertisements are run on iVillage.com. Barter expenses are included as part of sales and marketing expenses. iVillage does not receive cash for the advertisements delivered, nor does iVillage pay for the advertisements received. Typically, these barter transactions have no impact on iVillage's cash flows and results of operations. Barter transactions enable iVillage to continue to build strong brand recognition as part of its overall business strategy without expending cash resources.

        Commerce revenues are derived principally from sales through iBaby, iMaternity (a new commerce channel launched during the second quarter of 1999) and Astrology.Net. Commerce revenues received from iBaby consist of the sale of baby-related products, including strollers, high chairs, bedding, toys and accessories. iBaby takes all orders for iBaby products, collects the payment and ships the items to the customer. Kid's Warehouse, iVillage's former joint venture partner in iBaby, presently handles inventory and fulfillment for iBaby. Effective November 1, 1999, the inventory and services agreement between iBaby and Kid's Warehouse will be terminated and iBaby will become responsible for all inventory and order fulfillment functions. In order to fulfill these functions, the Company recently signed a two year lease for approximately 40,000 square feet of warehouse space for iBaby at a facility located in San Diego, California. The failure of the Company to assume effectively and in a timely manner the merchandising, inventory management and order fulfillment functions currently being performed by Kid's Warehouse could result in the disruption of the operations of iBaby, including shipment delays.

        Commerce revenues received from iMaternity consist of the sale of maternity clothing and products through its Web site. All orders for iMaternity products are taken through its channel on the iBaby Web site, and iBaby collects the payment for product sales. The fulfillment of all product orders for iMaternity are handled by Dan Howard, Inc. Revenues from Astrology.Net consist of the sale of astrological charts and other related products to visitors to the Astrology.Net Web site. iVillage recognizes revenues from iBaby, iMaternity and Astrology.Net product sales, net of any discounts, when products are shipped to customers and the collection of the receivable is reasonably assured.

Recent Developments

        On June 30, 1999, iVillage acquired OnLine Psychological Services, Inc. ("OnLine Psych") and Code Stone Technologies, Inc. ("Code Stone"). As a result of the acquisition, OnLine Psych and Code Stone became wholly-owned subsidiaries of iVillage. OnLine Psych operates a Web site focusing on mental health issues, while Code Stone provides much of the interactive technology used on OnLine Psych's Web site. The aggregate purchase price paid to acquire OnLine Psych and Code Stone consisted of $1.5 million cash and approximately 577,000 shares of iVillage common stock, valued under the purchase method of accounting at approximately $30.0 million in the aggregate.

        On July 13, 1999, iVillage entered into an agreement to acquire all of the outstanding stock of Lamaze Publishing Company, Inc. ("Lamaze Publishing"), a multimedia provider of education information to expectant and new mothers. The total purchase price, valued at approximately $100.0 million under the purchase method of accounting, consists of approximately 1.7 million shares of iVillage common stock, subject to certain adjustments, and approximately $5.0 million of assumed debt. The closing of the transaction is subject to customary closing conditions and the filing of a registration statement with the Securities and Exchange Commission covering the resale of the issued shares. Lamaze Publishing is the exclusive licensee of the LAMAZE mark for use in connection with consumer publications and other communications, which include print, audio, visual and other consumer oriented media, that are commercial in nature. Lamaze Publishing is also the exclusive marketing agent for Lamaze Publishing International, Inc., the owner of the Lamaze Publishing family of marks.

        On August 4, 1999, iVillage acquired the domain name Astrology.com from Boulevards New Media, Inc.

        On August 6, 1999, iVillage entered into a three-year employment agreement with Harriet Rubin, an author and publisher on the subjects of business and money/life issues, to develop content for the iVillage Work channel. On August 6, 1999, iVillage also entered into an agreement with Ms. Rubin to license certain assets, including the domain name The Soloist.com, for one year, with an option to purchase such assets at the end of the one-year term.

Results of Operations

        Revenues

        Revenues were $8.1 million and $14.6 million for the three and six months ended June 30, 1999, respectively, which represent increases of 207% and 201%, respectively, when compared with the corresponding periods in 1998. The increase in revenues was primarily due to iVillage's ability to generate significantly higher sponsorship and advertising revenues during the 1999 periods, as well as the development of its commerce strategy through its investments in iBaby and Astrology.Net. Sponsorship, advertising and other revenues were $6.0 million and $10.7 million for the three and six months ended June 30, 1999, respectively, compared to $2.1 million and $4.3 million for the corresponding periods in 1998. The increase in sponsorship, advertising and other revenues was primarily due to an increase in the number of impressions sold and an increase in the number of sponsors advertising on iVillage's Web sites during the 1999 periods. Sponsorship, advertising and other revenues accounted for approximately 74% and 73% of total revenues for the three and six months ended June 30, 1999, respectively. Commerce revenues accounted for $2.1 million, or 26% of total revenues, for the three months ended June 30, 1999, and $3.9 million, or 27% of total revenues, for the six months ended June 30, 1999, compared to $0.5 million and $0.5 million, or 20% and 11% of total revenues for the comparable three and six month periods in 1998, respectively.

        Although no one advertiser accounted for greater than 10% of total revenues for the three or six months ended June 30, 1999, iVillage's five largest advertisers accounted for 27% and 22% of total revenues, respectively. The five largest customers accounted for 24% and 22% of total revenues for the three and six months ended June 30, 1998, respectively.

        Included in sponsorship and advertising revenues are barter transactions which accounted for approximately 11% and 12% of total revenues for the three and six months ended June 30, 1999, respectively, compared to 24% and 25% for the comparable periods in 1998, respectively.

         Cost of Revenues

         The principal elements of cost of advertising, sponsorship and other revenues for the Company's Internet operations are content costs, payroll and related expenses for the editorial staff, Web site design and production staff and the cost of communications and related expenses necessary to support the Company's Web sites. Cost of commerce revenues consist primarily of the cost of products sold to customers and outbound and inbound shipping and handling costs. Cost of advertising, sponsorship and other revenues were $2.6 million and $6.1 million, or 43% and 57% of advertising, sponsorship and other revenues, for the three and six months ended June 30, 1999, respectively. Cost of advertising, sponsorship and other revenues were $2.8 million and $5.0 million, or 133% and 116% of advertising, sponsorship and other revenues, for the comparable periods in the prior year. Cost of advertising, sponsorship and other revenues, as a percentage of these revenues, decreased during the three and six months ended June 30, 1999 due to the significant growth in advertising and sponsorship revenues over prior periods. Cost of commerce revenues were $1.6 million and $3.0 million, or 77% and 78% of commerce revenues, for the three and six months ended June 30, 1999, respectively, compared to $0.4 million and $0.4 million, or 85% and 85% of commerce revenues, for the corresponding periods in 1998.

Operating Expenses

        Product Development and Technology

        Product development and technology expenses consist primarily of salaries, payroll taxes and benefits and related expenditures for support, technology, software development and operations personnel. Product development and technology expenses for the three and six months ended June 30, 1999 were approximately $1.4 million, or 17% of total revenues, and $3.0 million, or 21% of total revenues, respectively. Product development and technology expenses were $0.5 million, or 19% of total revenues, and $1.0 million, or 20% of total revenues for the corresponding periods in 1998. The increase was primarily attributable to additional personnel costs related to creating and testing new channel concepts and tools to be used throughout iVillage's network of Web sites.

        Sales and Marketing

        Sales and marketing expenses consist primarily of costs related to distribution agreements, salaries, payroll taxes and benefits for sales and marketing personnel, commissions, advertising and other marketing-related expenses and distribution facility expenses related to the iBaby operations. Distribution facility expenses consist primarily of payroll and related expenses for personnel engaged in marketing, customer service and distribution activities as well as equipment and supplies. Sales and marketing expenses for the three and six months ended June 30, 1999 were approximately $12.3 million, or 152% of total revenues, and $23.2 million, or 159% of total revenues, respectively. Sales and marketing expenses were $7.2 million, or 272% of total revenues, and $12.1 million, or 249% of total revenues, for the comparable periods in 1998. The dollar increase in sales and marketing expenses between the 1998 and 1999 periods were primarily attributable to iVillage's advertising campaign on the Internet and television in accordance with its agreement with the National Broadcasting Company ("NBC"). Sales and marketing expenses as a percentage of revenues decreased between the 1998 and 1999 periods as result of the growth in revenues.

        Included in sales and marketing are barter transactions which amounted to approximately 11% and 12% of total revenues during the three and six months ended June 30, 1999, respectively, compared to 24% and 25% of total revenues during the comparable periods in 1998.

        General and Administrative

        General and administrative expenses consist primarily of salaries, payroll taxes and benefits and related costs for general corporate overhead, including executive management, finance, facilities, and legal and other professional fees. General and administrative expenses for the three and six months ended June 30, 1999 were $3.8 million, or 47% of total revenues, and $7.9 million, or 54% of total revenues, respectively. For the comparable periods in 1998, general and administrative expenses were $2.1 million, or 78% of total revenue, and $4.2 million, or 87% of total revenues, respectively. The increase in general and administrative expenses between the 1998 and 1999 periods was primarily due to an increase in salaries and benefits, recruiting costs and facilities expenses resulting from an increase in the number of personnel hired to support the growth of iVillage's business. General and administrative expenses decreased as a percentage of total revenues as a result of the growth in revenues in the three and six months ended June 30, 1999 compared to the comparable periods in 1998.

        Depreciation and Amortization

        Depreciation and amortization expenses for the three and six months ended June 30, 1999 were $4.7 million, or 58% of total revenues, and $7.5 million, or 52% of total revenues, respectively. For the comparable periods in 1998, depreciation and amortization expenses were $1.4 million, or 53% of total revenues, and $2.7 million, or 55% of total revenues, respectively. The dollar increase between the 1998 and 1999 periods was primarily attributable to increased amortization expense resulting from iVillage's acquisitions of iBaby and Astrology.Net, as well as depreciation on a greater base of fixed assets owned by the Company during the 1999 periods.

        Interest Income, Net

        Interest income, net includes interest income from iVillage's cash balances and interest expenses related to iVillage's financing obligations. Interest income, net for the three and six months ended June 30, 1999 was $1.2 million, or 15% of total revenues, and $1.5 million, or 10% of total revenues, respectively. For the comparable periods in 1998, interest income, net was $0.2 million, or 7% of total revenues, and $0.3 million, or 5% of total revenues, respectively. The increase between the 1998 and 1999 periods was primarily due to higher average net cash and cash equivalents balances resulting primarily from the cash received from the Company's initial public offering of common stock in March 1999.

        Net Loss

        The Company recorded net losses of $17.1 million and $34.7 million, or $.72 and $3.98 per share, for the three and six months ended June 30, 1999, respectively. The Company's net loss per share for the six months ended June 30, 1999 includes a deemed dividend of $23.6 million incurred as a result of the difference between the purchase price of the Series E Convertible Preferred Stock sold to NBC during the first quarter of 1999, and the fair market value on the date of issuance. For the comparable periods in 1998, the Company recorded a net loss of $11.8 and $20.3 million, respectively.

        Liquidity and Capital Resources

        Until its initial public offering in March 1999, which raised net proceeds of $91.4 million, iVillage financed its operations primarily through the private placement of its convertible preferred stock. As of June 30, 1999, iVillage had approximately $85.3 million in cash and cash equivalents. Management believes its existing cash balances are sufficient to enable the company to meet its obligations for at least the next twelve months.

        Net cash used in operating activities increased to $14.1 million and $26.2 million in the three and six months ended June 30, 1999, respectively, from $9.1 million and $17.0 million for the three and six months ended June 30, 1998, respectively. The increase in net cash used in operating activities resulted primarily from increased net losses and the payment of accrued liabilities. The increased net loss was primarily due to the continued investment in establishing the Company's brand on the Internet through further investment in content and technology.

        Net cash used in investing activities was $2.6 million and $12.5 million in the three and six months ended June 30, 1999, respectively. This compares to net cash used in investing activities of $1.5 million and $2.7 million for the three and six months ended June 30, 1998, respectively. The increase in net cash used in investing activities resulted primarily from the acquisitions of iBaby and Astrology.Net in the first quarter of 1999 and the acquisitions of OnLine Psychological Services, Inc and Code Stone Technologies, Inc. during the second quarter of 1999.

        Net cash provided by financing activities amounted to $1.4 million and $93.2 million for the three and six months ended June 30, 1999, respectively, compared to $0.7 million and $32.8 million for the three and six months ended June 30, 1998, respectively. The increase for the three months ended June 30, 1999 as compared to the comparable period in the prior year was primarily due to the receipt of a $1.4 million payment on the note receivable from NBC. The increase for the six months ended June 30, 1999 as compared to the comparable period in 1998 was primarily due to the receipt of $91.4 million of net proceeds from the Company's IPO in March 1999.

        iVillage's capital requirements depend on numerous factors, including
(i) market acceptance of iVillage's services, (ii) the amount of resources iVillage devotes to investments in the iVillage.com network, including acquisitions of other entities, (iii) the resources iVillage devotes to marketing, (iv) the resources iVillage devotes to selling its services and brand promotions, and (v) other factors.

        iVillage has experienced a substantial increase in its expenditures since its inception. The increase in expenditures is consistent with the growth in iVillage's operations and staffing. The Company anticipates that it will continue to evaluate possible investments in businesses, products and technologies, and continue to expand its sales and marketing programs and conduct more aggressive brand promotions, any of which could reduce its liquidity.

        The Company has recently signed a two year lease for approximately 40,000 sq. ft. of warehouse space for iBaby at a facility located in San Diego, California. The Company has begun the build-out of the warehouse in anticipation of the termination of the Company's inventory and fulfillment relationship with Kid's Warehouse, which is effective November 1, 1999.

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

        State of Readiness

        iVillage is engaged in an ongoing assessment of the Year 2000 readiness of its operating, financial and administrative systems, including the hardware and software that support iVillage's systems. iVillage's assessment plan consists of: quality assurance testing of its internally developed proprietary software; contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of iVillage's services to its users; contacting vendors of third-party systems; assessing repair and replacement requirements; implementing repair or replacement; and if deemed necessary or appropriate creating contingency plans in the event of Year 2000 failures. iVillage has engaged Keane, Inc., a consulting firm with Year 2000 experience, to assist iVillage with its Year 2000 compliance program.

        iVillage's Year 2000 task force has conducted an inventory of and developed testing procedures for all software and other systems that it believes might be affected by Year 2000 issues. Since third parties developed and currently support many of the systems that iVillage uses, a significant part of this effort will be to ensure that these third-party systems are Year 2000 compliant. iVillage plans to confirm this compliance through a combination of the representation by these third parties of their products' Year 2000 compliance, as well as specific testing of these systems. iVillage plans to complete this process prior to the end of the third quarter of 1999. Until such testing is completed and such vendors and providers are contacted, iVillage will not be able to completely evaluate whether its systems will need to be revised or replaced.

        Costs

        Through June 30, 1999, iVillage has spent approximately $215,000 on Year 2000 compliance issues and expects to incur an additional $85,000 in connection with identifying, evaluating and addressing Year 2000 compliance issues. Most of iVillage's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees and consultants in the evaluation process and Year 2000 compliance matters generally. Such expenses, if higher than anticipated, could have a material adverse effect on iVillage's business, results of operations and financial condition.

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

        The Company has a limited operating history and faces many of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet advertising market. These risks include the Company's ability to: (i) attract a larger audience to the Company's online network; (ii) increase awareness of the Company's brand; (iii) strengthen user-loyalty; (iv) offer compelling content; (v) maintain the Company's current, and develop new, strategic relationships; (vi) attract a large number of advertisers from a variety of industries; (vii) respond effectively to competitive pressures; (viii) continue to develop and upgrade the Company's technology; and (ix) attract, retain and motivate qualified personnel.

        iVillage lacks significant revenues and has recent and anticipated continuing losses.

        The Company has not achieved profitability and expects to continue to incur operating losses for the foreseeable future. iVillage incurred net losses of $11.3 million for the period from July 1995 (inception) through December 31, 1996, $21.3 million for the year ended December 31, 1997, $43.7 million for the year ended December 31, 1998 and $34.7 million for the six months ended June 30, 1999. As of June 30, 1999 and December 31, 1998, the Company's accumulated deficit was $134.5 million and $76.3 million, respectively. The Company expects to continue to incur significant operating and capital expenditures and, as a result, the Company will need to generate significant revenues to achieve and maintain profitability.

        Although the Company's revenues have grown in recent quarters, the Company cannot guarantee that it will achieve sufficient revenues for profitability. Even if the Company does achieve profitability, the Company cannot guarantee that it can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than the Company anticipates, or if operating expenses exceed the Company's expectations or cannot be adjusted accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. Because the Company's strategy includes acquisitions of other businesses, acquisition expenses and any cash used to make these acquisitions will reduce the Company's available cash.

        iVillage is dependent on barter transactions which do not generate cash revenue.

        Revenues from barter transactions represented approximately 20% and 12% of total revenues for the year ended December 31, 1998 and the six months ended June 30, 1999, respectively. Barter revenues may continue to represent a significant portion of the Company's total revenues in future periods. Barter transactions do not generate any cash revenues and are entered into by the Company to promote its brand and generate traffic to its Web sites, without any expenditure of its cash resources.

        The Company may not be able to integrate the operations from its recent and future acquisitions.

        As part of the Company's business strategy, the Company has completed and expects to enter into additional business combinations and acquisitions, such as the Company's February 1999 acquisition of Astrology.Net and June 1999 acquisitions of Online Psychological Services, Inc. and

Code Stone Technologies, Inc., as well as its proposed acquisition of Lamaze Publishing. Acquisition transactions are accompanied by a number of risks, including, among other things: (i) the difficulty of assimilating the operations and personnel of the acquired companies; (ii) the potential disruption of the Company's ongoing business; (iii) the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology, content and rights into the Company's products and media properties; (iv) expenses associated with the transactions;
(v) additional expenses associated with amortization of acquired intangible assets; (vi) the maintenance of uniform standards, controls, procedures and policies; (vii) the impairment of relationships with employees and customers as a result of any integration of new management personnel; and (viii) the potential unknown liabilities associated with acquired businesses. The Company's failure to adequately address these issues could have a material adverse effect on its business, results of operations and financial condition.

        The Company's proposed acquisition of Lamaze Publishing poses a number of risks that could materially adversely affect its business strategy.

        The proposed acquisition of Lamaze Publishing is the Company's first acquisition of a non-Internet company. There are a number of risks in operating Lamaze Publishing, including (i) competitiveness of the media and publishing industry; (ii) the Company's inexperience in operating a multi-media publishing company; (iii) its ability to sell advertising and sponsorships on its Web sites and in Lamaze Publishing's magazines, videos and the Newborn Channel; (iv) the Company's ability to commercialize and protect the Lamaze Publishing mark; and
(v) the Company's ability to build and market Lamaze Publishing.com.

        iVillage's quarterly revenues and operating results are not indicative of future performance and are difficult to forecast.

        As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations. The Company does not believe that period-to-period comparisons of its operating results are necessarily meaningful nor should they be relied upon as reliable indicators of future performance. In one or more future quarters the Company's results of operations may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's common stock would likely be materially adversely affected.

        The Company's revenues for the foreseeable future will remain dependent on user traffic levels and advertising activity on the Company's web sites. Such future revenues are difficult to forecast. In addition, the Company plans to increase its sales and marketing operations and to expand and develop content. The Company also plans to upgrade and enhance its technology and infrastructure development in order to support its growth. The Company may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

        If the Company has a shortfall in revenues in relation to its expenses, or if its expenses precede increased revenues, then the Company's business, results of operations and financial condition would be materially and adversely affected. This would likely affect the market price of the Company's common stock in a manner which may be unrelated to its long-term operating performance.

        Seasonal and cyclical patterns may affect the Company's business.

        The Company believes that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If the Company's market makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in the future. As a result, if the Company's industry follows the same seasonal patterns as those in traditional media, the Company may experience lower advertising revenues in the first and third calendar quarter of each year. Seasonal and cyclical patterns in Internet advertising may also affect the Company's revenues. In addition, traffic levels on the Company's Web sites typically fluctuate during the summer and year-end vacation and holiday periods and the Company anticipates that sales from iBaby, and any other future consumer goods the Company may sell, will typically increase during the fourth quarter as a result of the holiday season and may decline during other periods.

        The market for Internet advertising is uncertain.

        The Company expects to derive a substantial portion of its revenues from sponsorships and advertising for the foreseeable future, and demand and market acceptance for Internet advertising solutions are uncertain.

        There are currently no standards for the measurement of the effectiveness of Internet advertising and the industry may need to develop standard measurements to support and promote Internet advertising as a significant advertising medium. If such standards do not develop, existing advertisers may not continue their levels of Internet advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. The Company's business would be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected.

        Different pricing models are used to sell advertising on the Internet and it is difficult to predict which, if any, of such models will emerge as the industry standard. This makes it difficult to project it future advertising rates and revenues. The Company's advertising revenues could be adversely affected if the Company is unable to adapt to new forms of Internet advertising. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

        The Company may be unable to adequately measure the demographics of its user base and delivery of advertisements on its Web sites.

        It is important to the Company's advertisers that the Company accurately measure the demographics of its user base and the delivery of advertisements on its Web sites. The Company depends on third parties to provide certain of these measurement services. If they are unable to provide these services in the future, the Company would need to perform them or obtain them from another provider. This could cause the Company to incur additional costs or cause interruptions in its business until such services are replaced. The Company is currently implementing additional systems designed to record demographic data related to its users. If these systems are not implemented successfully, the Company may not be able to accurately evaluate the demographic characteristics of its users. Companies may choose not to advertise on the Company's Web sites or may pay less for advertising if they perceive that the Company's demographics measurements are not reliable.

        The Company is currently experiencing a period of significant growth which is placing a significant strain on its resources.

        If the Company is unable to manage its growth effectively, its business could be adversely affected. The Company has experienced and is continues to experience significant growth, both internally and through acquisitions. This growth has placed, and the Company's anticipated future growth in its operations will continue to place, a significant strain on its resources. As part of this growth, the Company will have to implement new operational and financial systems, procedures and controls.

        Several members of senior management have only recently joined the Company.

        Several members of the Company's senior management joined the Company in 1998 and 1999 and have not previously worked together. As a result, the Company's senior managers are becoming integrated as a management team and may not work together effectively as a team to successfully manage the Company's growth.

        The Company may not attract a sufficient amount of traffic and advertising without its channels being carried on America Online, Inc. ("AOL").

        AOL has accounted for a significant portion of the Company's traffic based on the delivery to the Company of a guaranteed number of impressions. A significant portion of the Company's visitors and members reach the Company's Web sites through AOL. The Company's agreement with AOL does not prohibit AOL from carrying online sites or developing and providing content that competes with the Company's sites, and AOL currently carries additional competing Web sites. The Company's agreement with AOL expires on December 31, 2000 and, even though either party may extend it for an additional year, AOL does not have any obligation to renew the agreement. If the carrying of the Company's channels on AOL is discontinued, the Company's business, results of operations and financial condition would be materially adversely affected.

        AOL investments may result in conflicts of interest for AOL that are adverse to the Company.

        AOL has invested in Oxygen Media, Inc., a new Internet and television company that is developing cable and interactive content for women and children. In addition, Oxygen Media has acquired from AOL the assets of electra.com, an online women's network, and Thrive Partners LLC, the operator of thriveonline.com, a health site. In addition, AOL has invested in Excite, Inc. and, in November 1998, acquired Netscape Communications Corp. The relationship between AOL and Oxygen Media and AOL and other internet companies may result in potential conflicts of interest for AOL, which may not be resolved in the Company's favor.

        The Company has a small number of customers and the loss of a number of these customers could adversely affect its financial condition and results of operations.

        The Company depends on a limited number of customers for a significant portion of its revenues. Consequently, the loss of even a small number of these customers at any one time may adversely affect the Company's business, financial condition and results of operations. Although no advertiser accounted for more than 10% of total revenues for the year ended December 31, 1998 or the six months ended June 30, 1999, the Company's five largest advertisers accounted for 17% and 22% of total revenues, respectively. At December 31, 1998, one advertiser accounted for 11% of net accounts receivable.

        The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, the Company anticipates that such customers will continue to vary over time, so that the achievement of the Company's long-term goals will require the Company to obtain additional significant customers on an ongoing basis. The Company's failure to enter into a sufficient number of large contracts during a particular period could have a material adverse effect on its business, financial condition and results of operations.

        The Company may be sued for information retrieved from the Web.

        The Company may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information the Company publishes on its Web sites. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. The Company could also be subjected to claims based upon the content that is accessible from its Web sites through links to other Web sites or through content and materials that may be posted by members in chat rooms or bulletin boards. The Company also offers e-mail services, which may subject it to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. The Company's insurance, which covers commercial general liability, may not adequately protect the Company against these types of claims.

        The Company may incur potential product liability for products sold over the Internet.

        Consumers may sue the Company if any of the products that the if it sells online are defective, fail to perform properly or injure the user. To date, the Company has had very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of such products. The Company plans to develop a range of products targeted specifically at women through the Company's iBaby and iMaternity sites, Astrology.Net and other e-commerce sites that the Company may acquire in the future. The Company also may foster relationships with manufacturers or companies to offer such products directly on iVillage.com. Such a strategy involves numerous risks and uncertainties. Although the Company's agreements with manufacturers typically contain provisions intended to limit the Company's exposure to liability claims, these limitations may not prevent all potential claims. Liability claims could require the Company to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage the Company's reputation and business.

        There is intense competition amongst Internet-based businesses and publishing companies focused on women.

        The number of Web sites competing for the attention and spending of members, users and advertisers has increased and the Company expects it to continue to increase.

        The Company's Web sites compete for members, users and advertisers with the following types of companies: (i) online services or Web sites targeted at women, such as Women.com Networks, Oxygen Media's Web sites, and Time Warner's and Advance Publication's proposed Web site for women; (ii) Web search and retrieval and other online service companies, commonly referred to as portals, such as Excite, Inc., Infoseek Corporation, Lycos, Inc. and Yahoo! Inc.; (iii) e-commerce companies such as eToys, Inc. and its wholly-owned subsidiary, BabyCenter, Inc.; and (iv) publishers and distributors of traditional media, such as television, radio and print.

        Increased competition could result in price reductions, reduced margins or loss of market share, any of which could adversely affect the Company's business, results of operations and financial condition.

        Lamaze Publishing's magazines are in direct competition with publishers of pre and postnatal publications such as Gruner and Jahr, Primedia and Time Warner. These publishers have substantially greater marketing, research and financial resources than Lamaze Publishing. Increased competition may result in less advertising in Lamaze Publishing's magazines and a decline in Lamaze Publishing's advertising rates, which could adversely affect its business, results of operations and financial condition.

        The Company's uncertain sales cycles could adversely affect its business.

        The time between the date of initial contact with a potential advertiser or sponsor and the execution of a contract with such advertiser or sponsor is often lengthy, typically ranging from six weeks for smaller agreements to nine months for larger agreements, and is subject to delays over which the Company has little or no control, including (i) advertisers' and sponsors' budgetary constraints; (ii) advertisers' and sponsors' internal acceptance reviews; (iii) the success and continued internal support of advertisers' and sponsors' own development efforts; and (iv) the possibility of cancellation or delay of projects by advertisers or sponsors.

        During the sales cycle, the Company may expend substantial funds and management resources and yet not obtain sponsorship or advertising revenues. Accordingly, the Company's results of operations for a particular period may be adversely affected if sales to advertisers or sponsors forecasted in a particular period are delayed or do not otherwise occur.

        The Company's business is dependent on its Chief Executive Officer and Editor-in-Chief.

        The Company's future success depends to a significant extent on the continued services of its senior management and other key personnel, particularly Candice Carpenter, Chief Executive Officer, and Nancy Evans, Editor-in-Chief. The Company has no employment agreements with either of these executives and does not maintain "key person" life insurance for any of its personnel, other than Ms. Carpenter. The loss of the services of Mdmes. Carpenter or Evans, or other key employees, would likely have a significantly detrimental effect on the Company's business.

        Competition for personnel in the Internet industry is intense.

        The Company may be unable to retain its key employees or attract, assimilate or retain other highly qualified employees in the future. The Company has from time to time in the past experienced, and expects to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of the Company's rapid growth and expansion. In addition, there is significant competition for qualified employees in the Internet industry. As a result, the Company incurred increased salaries, benefits and recruiting expenses during 1998 and 1999. If the Company does not succeed in attracting new personnel or retaining and motivating the Company's current personnel, its business will be adversely affected.

        The Company is dependent on continued growth in use of the Internet.

        The Company's market is new and rapidly evolving. The Company's business would be adversely affected if Internet usage does not continue to grow, particularly usage by women. A number of factors may inhibit Internet usage, including (i) inadequate network infrastructure, (ii) security concerns, (iii) inconsistent quality of service, (iv) lack of availability of cost-effective, high-speed service, and (v) consumers returning to traditional or alternative sources for information, shopping and services.

        If Internet usage continues to grow significantly, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as the usage of the Company's Web sites, could grow more slowly or decline.

        The Company may be unable to respond to the rapid technological change in its industry.

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

        Government regulation and legal uncertainties could add additional costs to doing business on the Internet.

        There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, content, copyrights, distribution, antitrust matters and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, obscenity, libel and personal privacy are applicable to the Internet or the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business. Any new laws or regulations relating to the Internet could adversely affect the Company's business.

        In addition, it has been reported that the Labor Department has recently begun an investigation of the use of volunteers on Web sites. The Company utilizes volunteers as Web site community leaders and there can be no assurance that new government regulations will not require the Company to cease using volunteers or, alternatively, treat them as employees.

        Due to the global nature of the Internet, it is possible that, although the Company's transmissions over the Internet originate primarily in New York, the governments of other states and foreign countries might attempt to regulate the Company's business activities. In addition, because the Company's service is available over the Internet in multiple states and foreign countries, these jurisdictions may require the Company to qualify to do business as a foreign corporation in each of these states or foreign countries, which could subject the Company to taxes and other regulations.

        The Company's systems may fail or experience a slow down and its users depend on others for access to the Company's Web sites.

        Substantially all of the Company's communications hardware and some of the Company's other computer hardware operations are located at Exodus Communications, Inc.'s facilities in Jersey City, New Jersey and Verio's, Inc.'s and AT&T CERFnet's facilities in California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect the Company's Web sites. The Company's business could be adversely affected if its systems were affected by any of these occurrences. The Company's insurance policies may not adequately compensate the Company for any losses that may occur due to any failures or interruptions in its systems. The Company does not presently have any secondary "off-site" systems or a formal disaster recovery plan.

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

        In addition, the Company's users depend on Internet service providers, online service providers and other Web site operators for access to the Company's Web sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems.

        The Company may not be able to deliver various services if third parties fail to provide reliable software, systems and related services to the Company.

        The Company is dependent on various third parties for software, systems and related services. For example, the Company relies on Doubleclick Inc.'s software for the placement of advertisements and WhoWhere? Inc. for personal home pages and e-mail. Several of the third parties that provide software and services to the Company have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, the Company's ability to deliver various services to its users may be adversely affected by the failure of these third parties to provide reliable software, systems and related services to the Company.

        The Company may be liable if third parties misappropriate its users' personal information.

        If third parties were able to penetrate the Company's network security or otherwise misappropriate its users' personal information or credit card information, the Company could be subject to liability arising from claims related to, among other things, (i) unauthorized purchases with credit card information, impersonation or other similar fraud claims or (ii) other misuse of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. The Company could incur additional expenses if new regulations regarding the use of personal information are introduced or if the Company's privacy practices are investigated.

        Internet security concerns could hinder e-commerce.

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

        Satellite transmissions over the Newborn Channel may be interrupted.

        Lamaze Publishing is the operator of the Newborn Channel, a satellite television network broadcast in over 800 hospitals in the United States. There is a risk that the satellite from which the transmission is sent may malfunction, interrupting Lamaze Publishing's broadcasts. In the event this occurs, there may be a period of time before Lamaze Publishing can transmit to and from another satellite. Any interruption in Lamaze Publishing's ability to transmit the Newborn Channel could have an adverse impact on its business. In addition, extreme adverse weather could damage receivers and transmitters on the ground, thereby hindering transmissions.

        Consumer protection privacy regulations could impair the Company's ability to obtain information about its users.

        The Company's network captures information regarding its members in order to tailor content to them and assist advertisers in targeting their advertising campaigns to particular demographic groups. However, privacy concerns may cause users to resist providing the personal data necessary to support this tailoring capability. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of the Company's network. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, the Company's business, financial condition and results of operations could be materially harmed.

        The Company's network currently uses cookies to track demographic information and user preferences. A cookie is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, but is generally removable by the user. Germany has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. If such laws are passed, the Company's business, financial condition and results of operations could be materially harmed.

        Possible infringement of intellectual property rights could harm the Company's business.

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

        The Company could be subject to possible infringement actions based upon its use of domain names, its content and content licensed from others.

        The Company has invested resources in acquiring domain names for existing and potential future use. The Company cannot guarantee that it will be entitled to use such names under applicable trademark and similar laws or that other desired domain names will be available. Furthermore, enforcing the Company's intellectual property rights could entail significant expense and could prove difficult or impossible. In addition, third parties could assert claims of patent, trademark or copyright infringement or misappropriation of creative ideas or formats against the Company with respect to its use of domain names, content, web page formats, web business methods or any third-party content carried by the Company. The Company expects that participants in its markets increasingly will be subject to infringement claims as the number of services and competitors in its industry segment grows. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require the Company to enter into costly royalty or licensing arrangements or prevent it from using important technologies, ideas or formats, any of which could materially harm the Company's business, financial condition or results of operations.

        The Company is involved in litigation with a former employee which may be costly and divert the efforts and attention of its management

        On January 8, 1999, a complaint was filed in the Chancery Court for Williamson County, Tennessee by a former employee against the Company and three of its officers. The complaint was subsequently amended to withdraw all claims against two of those officers. The complaint alleges breach of an alleged employment agreement and fraudulent inducement to accept a job in New York and to move from Tennessee to New Jersey. In addition to unspecified damages, the complaint seeks an award of options to purchase 100,000 shares of common stock. In addition, there is pending a motion by the plaintiff for leave to add as new plaintiffs two former executives who allege that the Company breached certain obligations to them and seek an award of 560,000 stock options in the aggregate. The Company believes that the suit and the proposed new claims are without merit and it is vigorously defending against these claims. This litigation, whether or not determined in the Company's favor or settled by the Company, may be costly and may divert the efforts and attention of its management from normal business operations.

        Failure of computer systems and software products to be year 2000 compliant could negatively impact the Company's business.

        Many currently installed computer systems and software products only accept two digits to identify the year in any date. Thus, the year 2000 will appear as "00", which the system might consider to be the year 1900 rather than the year 2000. This could result in system failures, delays or miscalculations causing disruptions to the Company's operations. The failure of systems maintained by third parties to be Year 2000 compliant could cause the Company to incur significant expense to remedy any problems, reduce its revenues from such third parties or otherwise seriously damage the Company's business. A significant Year 2000-related disruption of the network services or equipment that third-party vendors provide to the Company could also cause the Company's members or visitors to consider seeking alternate providers or cause an unmanageable burden on the Company's technical support.

        The Company's failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, some of its normal business activities or operations.

                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

        (a)    Exhibits

        2.1 Agreement and Plan of Reorganization, dated as of June 30, 1999, by and among the Company, OnlinePsych Acquisition Corporation, Online Psychological Services, Inc. ("Online Psych") and the stockholders of Online Psych. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 14, 1999)

        2.2 Agreement and Plan of Reorganization, dated as of June 30, 1999, by and among the Company, Code Stone Acquisition Corporation, Code Stone Technologies, Inc. ("Code Stone") and the sole stockholder of Code Stone (incorporated by reference to Exhibit
               2.2 to the Company's Current Report on Form 8-K filed on July 14, 1999)

        2.3 Agreement and Plan of Reorganization, dated as of July 13, 1999, by and among iVillage Inc., LPC Acquisition Corporation, Lamaze Publishing Company, Inc. ("LPC"), and the shareholders of LPC

        11     Statement re: computation of earnings per share

        27     Financial Data Schedule

        (b) A Form 8-K Report was filed on May 4, 1999, reporting under Item 7 and including financial statements for the two years ended December 31, 1998 for KnowledgeWeb, Inc., a subsidiary of the Company.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            iVILLAGE INC.

                                               (Registrant)

Dated: August 13, 1999                      By:    /s/ Candice Carpenter
                                               ---------------------------------
                                                   Candice Carpenter
                                                   Chief Executive Officer

Dated: August 13, 1999                      By:    /s/ Craig T. Monaghan
                                               ---------------------------------
                                                   Craig T. Monaghan
                                                   Chief Financial Officer

Dated: August 13, 1999                      By:    /s/ Scott Levine
                                               ---------------------------------
                                                   Scott Levine
                                                   VP Controller
                                                   and Chief Accounting Officer

                                 EXHIBIT INDEX

        Exhibits
        --------
        2.1 Agreement and Plan of Reorganization, dated as of June 30, 1999, by and among the Company, OnlinePsych Acquisition Corporation, Online Psychological Services, Inc. ("Online Psych") and the stockholders of Online Psych. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 14, 1999)

        2.2 Agreement and Plan of Reorganization, dated as of June 30, 1999, by and among the Company, Code Stone Acquisition Corporation, Code Stone Technologies, Inc. ("Code Stone") and the sole stockholder of Code Stone (incorporated by reference to Exhibit
               2.2 to the Company's Current Report on Form 8-K filed on July 14, 1999)

        2.3 Agreement and Plan of Reorganization, dated as of July 13, 1999, by and among iVillage Inc., LPC Acquisition Corporation, Lamaze Publishing Company, Inc., ("LPC"), and the shareholders of LPC

        11     Statement re: computation of earnings per share

        27     Financial Data Schedule