Form 10-Q
period 1999-09-30
IVILLAGE INC
filed 1999-11-15
CIK 1074767

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

                      212 Fifth Avenue, New York, NY 10010
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 206-3100
              (Registrant's telephone number, including area code)

                     170 Fifth Avenue, New York, NY 10010
                        (Former Name, Former Address and
               Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                                 ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

29,533,536 shares of common stock as of November 8, 1999.

                                  iVillage Inc.

                                    Form 10-Q

                    For the Quarter ended September 30, 1999

                                      Index

                                     Part I.

                              Financial Information

                                                                         Page(s)

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at December 31, 1998
and September 30, 1999 (Unaudited)........................................... 3

Condensed Consolidated Statements of Operations for the
three months and nine months ended September 30, 1999 and
1998 (Unaudited)............................................................. 4

Condensed Consolidated Statements of Cash Flows for the
three months and nine months ended September 30, 1999 and
1998 (Unaudited)............................................................. 5

Notes to Condensed Consolidated Financial Statements......................... 6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations..........................................11

                                    Part II.

                                Other Information

Item 1. Legal Proceedings....................................................26

Item 2. Changes in Securities and Use of Proceeds............................26

Item 6. Exhibits and Reports on Form 8-K.....................................27

Signatures...................................................................29

Exhibit Index................................................................30

                                    PART I
                            FINANCIAL INFORMATION

Item 1. Financial Statements.

                         iVillage Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                      (in thousands, except per share data)

                                                                    December 31,   September 30,
                                                                        1998           1999
                                                                    ------------   -------------
                                                                                    (Unaudited)
ASSETS:

Current assets:
  Cash and cash equivalents                                          $  30,825    $  56,077
  Restricted cash                                                           --        6,000
  Accounts receivable, net                                               2,078        4,989
  Inventory                                                                 --        1,090
  Other current assets                                                     715        3,376
                                                                     ---------    ---------
    Total current assets                                                33,618       71,532

Fixed assets, net                                                        7,380        9,961
Goodwill and intangible assets, net                                      4,535      181,901
Other assets                                                               188        7,727
                                                                     ---------    ---------
    Total assets                                                     $  45,721    $ 271,121
                                                                     =========    =========

LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable and accrued expenses                              $  11,561    $  21,488
  Capital leases payable                                                   137           21
  Deferred revenue                                                       1,838       12,549
  Other current liabilities                                                163           29
                                                                     ---------    ---------
    Total liabilities                                                   13,699       34,087
                                                                     ---------    ---------

Commitments and contingencies

Stockholders' equity:
  Series A, convertible preferred stock - par value $.0005,
    1,000,000 shares authorized, issued and outstanding                      1           --
  Series B and B-1, convertible preferred stock - par value $.0005,
    5,929,846 shares authorized, 4,777,746 issued and outstanding            2           --
  Series C, convertible preferred stock - par value $.0005,
    13,528,765 shares authorized, 13,193,445 issued and outstanding          7           --
  Series D, convertible preferred stock - par value $.0005,
    13,000,000 shares authorized, issued and outstanding                     6           --
  Series E, convertible preferred stock - par value $.0005,
    12,280,702 shares authorized, 11,730,948 issued and outstanding          6           --
  Common stock, par value $.01, 35,000,000 and 65,000,000
    shares authorized, 2,113,385 and 26,648,311 issued and outstanding
    at December 31, 1998 and September 30, 1999, respectively               21          266
Additional paid-in capital                                             112,849      420,071
Accumulated deficit                                                    (76,275)    (162,955)
Stockholders' notes receivable                                            (565)     (13,300)
Unearned compensation                                                   (4,030)      (7,048)
                                                                     ---------    ---------
    Total stockholders' equity                                          32,022      237,034
                                                                     ---------    ---------
    Total liabilities and stockholders' equity                       $  45,721    $ 271,121
                                                                     =========    =========

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

                         iVillage Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                  Three months ended      Nine months ended
                                                     September 30,          September 30,
                                                 --------------------    --------------------
                                                   1999        1998        1999        1998
                                                 --------    --------    --------    --------
Revenues:
  Advertising, sponsorship and other             $  8,209    $  3,363    $ 18,893    $  7,681
  Commerce                                          2,516         925       6,404       1,445
                                                 --------    --------    --------    --------
    Total revenues                                 10,725       4,288      25,297       9,126

  Cost of revenues                                  5,808       3,368      14,920       8,805
                                                 --------    --------    --------    --------

  Gross margin                                      4,917         920      10,377         321
                                                 --------    --------    --------    --------

Operating expenses:
  Product development and technology                1,488         617       4,526       1,603
  Sales and marketing                              14,808       7,877      30,442      19,931
  Sales and marketing - NBC expenses                4,605          --      12,177          --
  General and administrative                        4,238       3,606      12,110       7,812
  Depreciation and amortization                     9,250       1,386      16,769       4,044
                                                 --------    --------    --------    --------

    Total operating expenses                       34,389      13,486      76,024      33,390
                                                 --------    --------    --------    --------

    Loss from operations                          (29,472)    (12,566)    (65,647)    (33,069)

Interest income, net                                  937         155       2,449         419
Other income (expense), net                           129          --         129        (165)
Minority interest income                               --         228          --         366
                                                 --------    --------    --------    --------

    Net loss                                      (28,406)    (12,183)    (63,069)    (32,449)
                                                 --------    --------    --------    --------

Preferred stock deemed dividend                        --          --     (23,612)         --

Net loss attributable to common stockholders     $(28,406)   $(12,183)    (86,681)   $(32,449)
                                                 ========    ========    ========    ========

Basic and diluted net loss per share
 attributable to common stockholders             $  (1.12)   $  (1.92)   $  (4.74)   $  (5.21)
                                                 ========    ========    ========    ========
Weighted average shares of common stock
 outstanding used in computing basic and
 diluted net loss per share                        25,430       6,337      18,287       6,232
                                                 ========    ========    ========    ========

Pro forma basic and diluted net loss per share                           $  (3.85)
                                                                         ========
Shares of common stock used in computing pro
 forma basic and diluted net loss per share                                22,510
                                                                         ========

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

                        iVillage Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                 (Unaudited)

                                                  Three months ended      Nine months ended
                                                     September 30,          September 30,
                                                 --------------------    --------------------
                                                   1999        1998        1999        1998
                                                 --------    --------    --------    --------
Cash flows from operation activities:
  Net loss                                       $(28,406)   $(12,183)   $(63,069)   $(32,449)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Expense recognized in connnection
          with issuance of warrants and
          stock options                             1,103          32       4,082         218
        Depreciation and amortization               9,250       1,386      16,769       4,044
        Bad debt expense                                -         200         500         455
        Loss on sale                                    -           -           -         165
        Minorty interest                                -        (228)          -        (366)
          Changes in assets and liabilities:
            Accounts receivable                      (458)         77      (1,723)     (1,098)
            Inventory                              (1,090)          -      (1,090)          -
            Restricted cash and other assets       (7,642)          1      (8,097)       (338)
            Accounts payable and accrued
              expenses                              7,138       3,314       5,970       3,460
            Deferred revenue                        9,172        (107)      9,450       1,476
            Other liabilities                        (163)         71        (127)         (6)
                                                 --------    --------    --------    --------
        Net cash used in operating activities     (11,096)     (7,437)    (37,335)    (24,439)
                                                 --------    --------    --------    --------

Cash flows from investing activities:
  Purchase of fixed assets                         (1,807)       (925)     (3,498)     (3,753)
  Acquisitions of Web sites                        (9,971)          -     (20,802)       (520)
  Investment in PlanetRx                           (7,500)          -      (7,500)          -
  Sale of Web sites                                     -           -           -         600
                                                 --------    --------    --------    --------
       Net cash used in investing activities      (19,278)       (925)    (31,800)     (3,673)
                                                 --------    --------    --------    --------

Cash flows from financing activities:
  Exercise of stock options                           249           -         754           -
  Stockholder note receivable                       1,381        (250)      2,763        (500)
  Proceeds from issuance of common stock, net        (406)         42      90,986       1,709
  Proceeds from issuance of preferred stock,net         -           -           -      31,488
  Principal payments on capitalized leases            (52)        (28)       (115)       (152)
                                                 --------    --------    --------    --------
       Net cash (used in) provided by
         financing activities                       1,172        (236)     94,388      32,545
                                                 --------    --------    --------    --------
Net increase (decrease) in cash for the period    (29,202)     (8,598)     25,253       4,433
Cash and cash equivalents, beginning of
 period                                            85,279      17,366      30,824       4,335
                                                 --------    --------    --------    --------
Cash and cash equivalents, end of period         $ 56,077    $  8,768    $ 56,077    $  8,768
                                                 ========    ========    ========    ========


The accompanying footnotes are an integral part of these condensed consolidated financial statements.

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

      In March 1999, the Company completed an initial public offering ("IPO") of 4,197,500 shares of the Company's common stock resulting in net proceeds of approximately $91.4 million. Upon closing of the IPO, all classes of outstanding convertible preferred stock converted into common stock on a three for one ratio.

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

      UNAUDITED INTERIM FINANCIAL INFORMATION

      The unaudited interim consolidated financial statements of the Company for the three and nine months ended September 30, 1999 and 1998, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

      In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1999, and the results of its operations and its cash flows for the three and nine months ended September 30, 1999 and 1998, respectively. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the expected results for the full fiscal year or any future period. Certain prior period balances have been reclassified to conform to the current period presentation.

iVILLAGE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

      REVERSE STOCK SPLIT

      On March 11, 1999, the Board of Directors effected a one-for-three reverse common stock split. The Board also approved the adjustment of the common stock par value to $.01 per share. The share information in the accompanying condensed consolidated financial statements has been retroactively restated to reflect the effect of this reverse stock split for all periods presented.

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

NOTE 2 - RELATED-PARTY TRANSACTIONS

      NBC

      On March 9, 1999, iVillage and National Broadcasting Company amended the November 11, 1998 advertising and promotional agreement and entered into a stock purchase agreement whereby iVillage issued 4,889,030 shares of Series E Convertible Preferred Stock ("Series E") and warrants to purchase 970,874 shares of Series E at $5.15 per share and 813,003 shares of Series E at $6.15 per share during 2000 and 2001, respectively, in exchange for a promissory note of approximately $15.5 million. The note, which bears interest at the rate of 5% per annum, is payable in twelve installments of approximately $1.4 million, payable quarterly, beginning April 1, 1999. In connection with the IPO and the reverse stock split, the shares of Series E and Series E warrants were converted into 1,629,676 shares of common stock and warrants to purchase 323,625 shares of common stock at $15.45 per share and 271,003 shares of common stock at $18.45 per share, respectively.

      In addition, iVillage agreed to purchase, for cash, $13.5 million of advertising and promotional spots during 1999 and $8.5 million per annum during 2000 and 2001, respectively. iVillage also agreed to pay $1.1 million during 1999 for prominent placement on the NBC.com Web site.

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

       The cost of acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

       Working capital ........................ $  (452,752)
       Fixed Assets ...........................     399,181
       Goodwill ...............................  11,064,324
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

iVILLAGE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

ONLINE PSYCH AND CODE STONE

      On June 30, 1999, iVillage acquired OnLine Psychological Services, Inc. and Code Stone Technologies, Inc. As a result of the acquisition, OnLine Psych and Code Stone became wholly-owned subsidiaries of iVillage. OnLine Psych operates a Web site focusing on mental health issues while Code Stone provides much of the interactive technology used on Online Psych's Web site.

      The aggregate purchase price paid to acquire OnLine Psych and Code Stone was approximately $30 million, consisting of $1.5 million cash and approximately 577,000 shares of iVillage common stock. The acquisitions are intended to qualify as tax-free reorganizations and will be accounted for under the purchase method of accounting. The difference between the purchase price and the fair value of the acquired net assets of OnLine Psych and Code Stone was recorded as goodwill and is being amortized over the period of expected benefit, which is estimated to be three years.

      LAMAZE PUBLISHING

      On August 20, 1999, iVillage acquired all of the outstanding stock of Lamaze Publishing Company, Inc. ("Lamaze Publishing"), a multimedia provider of education information to expectant and new mothers. The aggregate purchase price consisted of approximately 1,750,000 shares of its common stock and approximately $5 million of assumed debt. The difference between the purchase price of approximately $102.3 million, as calculated according to generally accepted accounting principles, and the fair value of the acquired net assets of Lamaze Publishing has been recorded as goodwill and is being amortized over the period of expected benefit, which is estimated to be ten years.

      FAMILY POINT INC.

      On August 31, 1999, iVillage acquired all of the outstanding stock of Family Point Inc. ("Family Point"), the operator of a leading online meeting place for families, friends and groups. The aggregate purchase price paid to acquire Family Point was approximately $28.9 million and consisted of $4.5 million cash and approximately 612,000 shares of its common stock valued under the purchase method of accounting. The difference between the purchase price and the fair value of the acquired net assets of Family Point has been recorded as goodwill and is being amortized over the period of expected benefit, which is estimated to be three years.

      The accompanying unaudited pro forma summary presents the consolidated results of operations for iVillage, including the acquisitions of Astrology.Net, OnLine Psych and Code Stone, Lamaze Publishing and Family Point as if they had occurred on January 1, 1998. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                                                         1999          1998
                                                       --------      --------
                                                (in thousands, except per share data)
Revenues                                               $ 34,145      $ 17,741
Net loss                                               $(84,141)     $(60,036)
Net loss per share, excluding deemed dividend          $  (3.31)     $  (5.16)

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

The summarized segment information, as of and for the three months ended September 30, 1999, is as follows:

($ in thousands)
                                     Media        E-Commerce       Total
                                     -----        ----------       -----
Revenues                          $    8,209   $        2,516   $  10,725
Cost of revenues                       3,448            2,360       5,808
Product development and                  992              496       1,488
technology
Sales and marketing                   17,705            1,708      19,413
General and administrative             3,396              842       4,238
Depreciation and amortization          5,746            3,504       9,250
                                  ----------   --------------   ---------
Loss from operations                 (23,078)          (6,394)    (29,472)

Total assets                      $  264,641   $        6,480   $ 271,121
                                  ==========   ==============   =========

The summarized segment information, as of and for the nine months ended September 30, 1999, is as follows:

($ in thousands)
                                     Media        E-Commerce       Total
                                     -----        ----------       -----
Revenues                          $   18,893   $        6,404   $  25,297
Cost of revenues                       9,529            5,391      14,920
Product development and                3,266            1,260       4,526
technology
Sales and marketing                   39,409            3,210      42,619
General and administrative            10,247            1,863      12,110
Depreciation and amortization          8,845            7,924      16,769
                                  ----------   --------------   ---------
Loss from operations                 (52,403)         (13,244)    (65,647)

Total assets                      $  264,641   $        6,480   $ 271,121
                                  ==========   ==============   =========

NOTE 5 - SUBSEQUENT EVENTS

      In September 1999, iVillage entered into an option agreement with Investorama.com Inc. to sell the assets associated with Armchair Millionaire, a site located on its Money channel. Investorama generally has 30 days after the agreement is signed to exercise the option, subject to satisfaction of certain conditions. If Investorama exercises the option, iVillage will, among other things, be entitled to a percentage of the advertising revenues from Armchair Millionaire for two years, not to exceed $550,000, and will receive $1.0 million in advertising revenues over a 12-month period, subject to guaranteed impressions.

      In October 1999, iVillage paid $5.0 million, consisting of $750,000 cash and approximately 110,000 shares of iVillage common stock, to the former stockholders of Family Point as a purchase price adjustment pursuant to the acquisition agreement based on Family Point's satisfaction of certain performance thresholds.

      On November 3, 1999, iVillage consummated a secondary offering of 2.7 million shares of common stock, which provided approximately $71.4 million in net proceeds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      iVillage Inc. has included in this filing certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning iVillage's business, operations and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and iVillage cautions you that any forward-looking information provided by or on behalf of iVillage is not a guarantee of future performance. iVillage's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond iVillage's control, including (i) the volatile and competitive nature of the Internet industry, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on iVillage's business, (iv) failure of iVillage, its vendors or other third parties to achieve Year 2000 compliance,
(v) the impact of recent and future acquisitions on iVillage's business and financial condition, (vi) the impact on iVillage of its branding strategy, (vii) intellectual property and other claims, (viii) the ability of iVillage to successfully implement and execute its e-commerce strategy and (ix) iVillage's ability to maintain its relationships with its customers, as well as the risks described below and those discussed in iVillage's other public filings. All such forward-looking statements are current only as of the date on which such statements were made. iVillage does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

      The iVillage network, iVillage.com, provides an easy-to-use, comprehensive online network of sites tailored to the interests and needs of women using the Internet. iVillage.com consists of 15 content specific channels organized by subject matter and several shopping areas. The channels cover leading topics of interest to women online such as family, health, work, money, food, computers, relationships, shopping, travel, pets and astrology. iVillage facilitates channel usage by providing common features and functionality within each channel, including experts, chats, message boards and services.

      To date, iVillage's revenues have been derived primarily from the sale of sponsorship and advertising contracts. Sponsorship and advertising revenues constituted 77% and 75% of total revenues for the three and nine months ended September 30, 1999, respectively. This compares to 79% and 84% for the comparable periods during the prior year.

      Sponsorship revenues are derived principally from contracts ranging from one to three years. Sponsorships are designed to support broad marketing objectives, including brand promotion, awareness, product introductions, online research and the integration of advertising with editorial content. Sponsorship agreements typically include the delivery of impressions on iVillage's Web sites and the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include banner advertisements, links, buttons or other text or images. The portion of sponsorship revenues related to the delivery of impressions is recognized ratably in the period in which the advertisement is displayed, provided that none of iVillage's significant obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract. Accordingly, to the extent that minimum guaranteed impressions are not met, iVillage defers recognition of the corresponding revenues until the guaranteed impressions are met. The portion of sponsorship revenues related to the up-front customized design work, as specified in the contract, is recognized in the period in which the design work is performed, typically within the first three months of the contract term.

      As part of iVillage's sponsorship agreements, certain sponsors who also sell products provide iVillage with a commission on sales of their products generated through iVillage's Web sites. To date, these amounts have been immaterial.

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

      Sponsorship and advertising revenues also include barter revenues, which represent exchanges by iVillage of advertising space on iVillage's Web sites for reciprocal advertising space or traffic on other Web sites. Revenues from these barter transactions are recorded as advertising revenues at the estimated fair value of the advertisements delivered, unless the fair value of the goods and services received is more objectively determinable, and are recognized when the advertisements are run on iVillage.com and its affiliated properties. Barter expenses are recognized at the value of advertisements received when iVillage's advertisements are run on the reciprocal Web sites or properties, which is typically in the same period as when the advertisements are run on iVillage.com. Barter expenses are included as part of sales and marketing expenses. iVillage does not receive cash for the advertisements delivered, nor does iVillage pay for the advertisements received. Typically, these barter transactions have no impact on iVillage's cash flows and results of operations. Barter transactions enable iVillage to continue to build strong brand recognition as part of its overall business strategy without expending cash resources. Revenues from barter transactions represented approximately 10% and 21% of total revenues for the nine months ended September 30, 1999 and 1998, respectively. iVillage anticipates that barter revenues will continue to increase in the future although they will decrease as a percentage of total revenues.

      With the acquisition of Lamaze Publishing Company, Inc., a multimedia provider of education information to expectant and new mothers, iVillage will generate additional revenues through advertising placements in its publications, videos, Newborn Channel satellite broadcasts and e-commerce opportunities. In addition, revenues are expected to be generated through a sampling and coupon program which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant mothers.

      Commerce revenues are derived principally from sales through iBaby, an online retailer of baby gifts and products, iMaternity, an online retailer of maternity clothing, and Astrology.Net, an online provider of electronic horoscope reports. Commerce revenues received from iBaby consist of the sale of baby-related products, including strollers, high chairs, bedding, toys and accessories. iBaby takes all orders for iBaby products, collects the payment and ships the items to the customer. The inventory and services agreement between iBaby and Kid's Warehouse, iVillage's former joint venture partner in iBaby, has terminated and iBaby has become responsible for all merchandising, inventory management and order fulfillment functions. In order to fulfill these functions, iVillage recently signed a two year lease for approximately 40,000 square feet of warehouse space for iBaby at a facility located in San Diego, California. The failure of iVillage to assume effectively and in a timely manner the merchandising, inventory management and order fulfillment functions has and could result in the disruption of the operations of iBaby, including shipment delays.

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

      Recently, iVillage has received fees from the licensing of portions of its content in connection with the PlanetRx.com relationship, described below.

Recent Events

      Armchair Millionaire. iVillage recently entered into an option agreement with Investorama.com Inc. to sell the assets associated with Armchair Millionaire, a site located on its Money channel. Investorama generally has 30 days after the agreement is signed to exercise the option, subject to satisfaction of certain conditions. If Investorama exercises the option, iVillage will, among other things, be entitled to a percentage of the advertising revenues from Armchair Millionaire for two years, not to exceed $550,000, and will receive $1.0 million in advertising revenues over a 12-month period, subject to guaranteed impressions.

      PlanetRx.com. On September 3,1999, iVillage and PlanetRx.com, Inc., a full service online pharmacy, entered into a three-year sponsorship agreement under which PlanetRx.com will pay iVillage $15.0 million to be, for the term of the agreement, the exclusive online retail drugstore promoted on the iVillage network. iVillage and PlanetRx.com have also entered into a two and a half year content license agreement under which PlanetRx.com has paid iVillage $7.5 million for the use of selected information and tools on the iVillage network. In addition, iVillage made a $7.5 million equity investment in PlanetRx.com.

      Family Point. In accordance with a merger agreement dated as of August 31, 1999, iVillage acquired Family Point Inc., the operator of a leading online meeting place for families, friends and groups. The aggregate purchase price paid to acquire Family Point was approximately $28.9 million and consisted of $4.5 million cash and approximately 612,000 shares of iVillage's common stock valued under the purchase method of accounting. The difference between the purchase price and the fair value of the acquired net assets of Family Point was recorded as goodwill and amortized over the period of expected benefit which is estimated at three years.

      Lamaze Publishing. On August 20, 1999, iVillage acquired all of the outstanding stock of Lamaze Publishing, a multimedia provider of education information to expectant and new mothers. The total purchase price consisted of approximately 1,750,000 shares of its common stock and approximately $5 million of assumed debt. The difference between the purchase price of $102.3 million as calculated according to generally accepted accounting principles and the fair value of the acquired net assets of Lamaze Publishing was recorded as goodwill and amortized over the period of expected benefit which is estimated at ten years.

Results of Operations

Revenues

      Revenues were $10.7 million and $25.3 million for the three and nine months ended September 30, 1999, respectively, which represent increases of 150% and 177%, respectively, when compared with the corresponding periods in 1998. The increase in revenues was primarily due to iVillage's ability to generate significantly higher sponsorship and advertising revenues during the 1999 periods, the recent acquisition of Lamaze Publishing Company, Inc., as well as the development of its commerce strategy through its investments in iBaby and Astrology.Net. Sponsorship, advertising and other revenues were $8.2 million and $18.9 million for the three and nine months ended September 30, 1999, respectively, compared to $3.4 million and $7.7 million for the corresponding periods in 1998. The increase in sponsorship, advertising and other revenues was primarily due to an increase in the number of impressions sold and an increase in the number of sponsors advertising on iVillage's Web sites during the 1999 periods. Sponsorship, advertising and other revenues accounted for approximately 77% and 75% of total revenues for the three and nine months ended September 30, 1999, respectively. Commerce revenues accounted for $2.5 million, or 23% of total revenues, for the three months ended September 30, 1999, and $6.4 million, or 25% of total revenues, for the nine months ended September 30, 1999, compared to $0.9 million and $1.4 million, or 22% and 16% of total revenues for the comparable three and nine month periods in 1998, respectively.

      Although no one advertiser accounted for greater than 10% of total revenues for the three or nine months ended September 30, 1999, iVillage's five largest advertisers accounted for 21% and 20% of total revenues, respectively. The five largest customers accounted for 22% and 16% of total revenues for the three and nine months ended September 30, 1998, respectively.

      Included in sponsorship and advertising revenues are barter transactions which accounted for approximately 7% and 10% of total revenues for the three and nine months ended September 30, 1999, respectively, compared to 16% and 21% for the comparable periods in 1998, respectively.

Cost of Revenues

      The principal elements of cost of advertising, sponsorship and other revenues for iVillage's Internet operations are content costs, payroll and related expenses for the editorial staff, Web site design and production staff and the cost of communications and related expenses necessary to support iVillage's Web sites. Cost of commerce revenues consists primarily of the cost of products sold to customers and outbound and inbound shipping and handling costs. Cost of advertising, sponsorship and other revenues were $3.4 million and $9.5 million, or 42% and 50% of advertising, sponsorship and other revenues, for the three and nine months ended September 30, 1999, respectively. Cost of advertising, sponsorship and other revenues were $2.6 million and $7.6 million, or 77% and 100% of advertising, sponsorship and other revenues, for the comparable periods in the prior year. Cost of advertising, sponsorship and other revenues, as a percentage of these revenues, decreased during the three and nine months ended September 30, 1999 due to the significant growth in advertising and sponsorship revenues over prior periods. Cost of commerce revenues were $2.4 million and $5.4 million, or 94% and 84% of commerce revenues, for the three and nine months ended September 30, 1999, respectively, compared to $0.8 million and $1.2 million, or 83% and 83% of commerce revenues, for the corresponding periods in 1998. The increase in cost of commerce revenues is primarily attributable to a free shipping program initiated by iVillage during the third quarter.

Operating Expenses

Product Development and Technology

      Product development and technology expenses consist primarily of salaries, payroll taxes and benefits and related expenditures for support, technology, software development and operations personnel. Product development and technology expenses for the three and nine months ended September 30, 1999 were approximately $1.5 million, or 14% of total revenues, and $4.5 million, or 18% of total revenues, respectively. Product development and technology expenses were $0.6 million, or 14% of total revenues, and $1.6 million, or 18% of total revenues for the corresponding periods in 1998. The increase was primarily attributable to additional personnel costs related to creating and testing new channel concepts and tools to be used throughout iVillage's network of Web sites.

Sales and Marketing

      Sales and marketing expenses consist primarily of costs related to distribution agreements, salaries, payroll taxes and benefits for sales and marketing personnel, commissions, advertising and other marketing-related expenses and distribution facility expenses related to the iBaby operations. Distribution facility expenses consist primarily of payroll and related expenses for personnel engaged in marketing, customer service and distribution activities as well as equipment and supplies. Sales and marketing expenses for the three and nine months ended September 30, 1999 were approximately $19.4 million, or 181% of total revenues, and $42.6 million, or 168% of total revenues, respectively. Sales and marketing expenses were $7.9 million, or 184% of total revenues, and $19.9 million, or 218% of total revenues, for the comparable periods in 1998. The dollar increase in sales and marketing expenses was primarily attributable to the commencement of iVillage's $28.5 million marketing campaign and iVillage's advertising campaign on the Internet and television in accordance with its agreement with National Broadcasting Company ("NBC"). Sales and marketing expenses as a percentage of revenues decreased between the 1998 and 1999 periods as result of the growth in revenues. Included in sales and marketing are barter transactions which amounted to approximately 7% and 10% of total revenues during the three and nine months ended September 30, 1999, respectively, compared to 16% and 21% of total revenues during the comparable periods in 1998.

General and Administrative

      General and administrative expenses consist primarily of salaries, payroll taxes and benefits and related costs for general corporate overhead, including executive management, finance, facilities, and legal and other professional fees. General and administrative expenses for the three and nine months ended September 30, 1999 were $4.2 million, or 40% of total revenues, and $12.1 million, or 48% of total revenues, respectively. For the comparable periods in 1998, general and administrative expenses were $3.6 million, or 84% of total revenue, and $7.8 million, or 86% of total revenues, respectively. The increase in general and administrative expenses between the 1998 and 1999 periods was primarily due to an increase in salaries and benefits, recruiting costs and facilities expenses resulting from an increase in the number of personnel hired to support the growth of iVillage's business. General and administrative expenses decreased as a percentage of total revenues as a result of the growth in revenues in the three and nine months ended September 30, 1999 compared to the comparable periods in 1998.

Depreciation and Amortization

      Depreciation and amortization expenses for the three and nine months ended September 30, 1999 were $9.3 million, or 86% of total revenues, and $16.8 million, or 66% of total revenues, respectively. For the comparable periods in 1998, depreciation and amortization expenses were $1.4 million, or 32% of total revenues, and $4.0 million, or 44% of total revenues, respectively. The dollar increase between the 1998 and 1999 periods was primarily attributable to increased amortization expense resulting from iVillage's acquisitions of iBaby, Astrology.Net, Lamaze Publishing Company, Inc., and Family Point Inc., as well as depreciation on a greater base of fixed assets owned by iVillage during the 1999 periods.

Interest Income, Net

      Interest income, net includes interest income from iVillage's cash balances and interest expenses related to iVillage's financing obligations. Interest income, net for the three and nine months ended September 30, 1999 was $0.9 million, or 9% of total revenues, and $2.4 million, or 10% of total revenues, respectively. For the comparable periods in 1998, interest income, net was $0.2 million, or 4% of total revenues, and $0.4 million, or 5% of total revenues, respectively. The increase between the 1998 and 1999 periods was primarily due to higher average net cash and cash equivalents balances resulting primarily from the cash received from iVillage's initial public offering of common stock in March 1999.

Net Loss

      iVillage recorded net losses of $28.4 million and $63.1 million, or $1.12 and $4.74 per share, for the three and nine months ended September 30, 1999, respectively. iVillage's net loss per share for the nine months ended September 30, 1999 includes a deemed dividend of $23.6 million incurred as a result of the difference between the purchase price of the Series E Convertible Preferred Stock sold to NBC during the first quarter of 1999, and the fair market value on the date of issuance. For the comparable periods in 1998, iVillage recorded a net loss of $12.2 million and $32.4 million, respectively.

Liquidity and Capital Resources

      Until its initial public offering in March 1999, which raised net proceeds of $91.0 million, iVillage financed its operations primarily through the private placement of its convertible preferred stock. As of September 30, 1999, iVillage had approximately $56.1 million in cash and cash equivalents. On November 3, 1999, iVillage consummated a secondary offering of 2,700,0000 shares of common stock and received net proceeds of $71.4 million. Management believes its existing cash balances are sufficient to enable iVillage to meet its obligations for at least the next twelve months.

      Net cash used in operating activities increased to $11.1 million and $37.3 million in the three and nine months ended September 30, 1999, respectively, from $7.4 million and $24.4 million for the three and nine months ended September 30, 1998, respectively. The increase in net cash used in operating activities resulted primarily from increased net losses and other current assets, offset by an increase in deferred revenue and accounts payable and accrued expenses. The increased net loss was primarily due to the continued investment in establishing iVillage's brand on the Internet through further investment in content and technology, and the commencement of iVillage's $28.5 million marketing campaign.

      Cash used in investing activities was $19.3 million and $31.8 million in the three and nine months ended September 30, 1999, respectively. This compares to net cash used in investing activities of $0.9 million and $3.7 million for the three and nine months ended September 30, 1998, respectively. The increase in net cash used in investing activities resulted primarily from the acquisitions of iBaby and Astrology.Net in the first quarter of 1999, the acquisitions of OnLine Psychological Services, Inc and Code Stone Technologies, Inc. during the second quarter of 1999, and the acquisitions of Lamaze Publishing and Family Point in August 1999. Additionally, iVillage made a $7.5 million equity investment in PlanetRx.com during the third quarter of 1999.

      Net cash provided by financing activities amounted to $1.2 million and $94.4 million for the three and nine months ended September 30, 1999, respectively. This compares to net cash used by financing activities of $0.2 million and net cash provided by financing activities of $32.5 million for the three and nine months ended September 30, 1998, respectively. The increase for the three months ended September 30, 1999 as compared to the comparable period in the prior year was primarily due to the receipt of a $1.4 million payment on the note receivable from NBC. The increase for the nine months ended September 30, 1999 as compared to the comparable period in 1998 was primarily due to the receipt of $91.4 million of net proceeds from iVillage's IPO in March 1999.

      On August 2, 1999, iVillage announced a $28.5 million marketing campaign which commenced in the third quarter of 1999 and will run through the first quarter of 2000. In addition, on September 3, 1999, iVillage paid $7.5 million to PlanetRx.com for 37,103 shares of series D preferred stock of PlanetRx.com. However, iVillage separately received $7.5 million from PlanetRx.com in a content license agreement and has entered into a $15.0 million sponsorship agreement with PlanetRx.com. iVillage recently signed a two year lease for approximately 40,000 square feet of warehouse space for iBaby at a facility located in San Diego, California.

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

      iVillage has experienced a substantial increase in its expenditures since its inception. The increase in expenditures is consistent with the growth in iVillage's operations and staffing. iVillage anticipates that it will continue to evaluate possible investments in businesses, products and technologies, and continue to expand its sales and marketing programs and conduct more aggressive brand promotions, any of which could reduce its liquidity.

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

      iVillage's Year 2000 task force has conducted an inventory of and developed testing procedures for all software and other systems that it believes might be affected by Year 2000 issues. Since third parties developed and currently support many of the systems that iVillage uses, a significant part of this effort will be to ensure that these third-party systems are Year 2000 compliant. iVillage has confirmed this compliance through a combination of the representation by these third parties of their products' Year 2000 compliance, as well as specific testing of these systems.

Costs

      Through September 30, 1999, iVillage has spent approximately $250,000 on Year 2000 compliance issues and expects to incur an additional $50,000 in connection with identifying, evaluating and addressing Year 2000 compliance issues. Most of iVillage's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees and consultants in the evaluation process and Year 2000 compliance matters generally. Such expenses, if higher than anticipated, could have a material adverse effect on iVillage's business, results of operations and financial condition.

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

Risk Factors That May Affect Results of Operations and Financial Condition

iVillage has a limited operating history and may face difficulties encountered in new and rapidly evolving markets.

      iVillage has a limited operating history and faces many of the risks and difficulties frequently encountered in new and rapidly evolving markets, including the Internet advertising market. These risks include iVillage's ability to: (i) attract a larger audience to its online network; (ii) increase awareness of its brand; (iii) strengthen user-loyalty; (iv) offer compelling content; (v) maintain its current, and develop new, strategic relationships;
(vi) attract a large number of advertisers from a variety of industries; (vii) respond effectively to competitive pressures; (viii) continue to develop and upgrade its technology; and (ix) attract, retain and motivate qualified personnel.

iVillage lacks significant revenues and has recent and anticipated continuing losses.

      iVillage has not achieved profitability and expects to continue to incur operating losses for the foreseeable future. iVillage incurred net losses of $11.3 million for the period from July 1995 (inception) through December 31, 1996, $21.3 million for the year ended December 31, 1997, $43.7 million for the year ended December 31, 1998 and $86.7 million for the nine months ended September 30, 1999. As of September 30, 1999 and December 31, 1998, iVillage's accumulated deficit was $163.0 million and $76.3 million, respectively. iVillage expects to continue to incur significant operating and capital expenditures and, as a result, iVillage will need to generate significant revenues to achieve and maintain profitability.

      Although iVillage's revenues have grown in recent quarters, iVillage cannot guarantee that it will achieve sufficient revenues for profitability. Even if iVillage does achieve profitability, it cannot guarantee that it can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than iVillage anticipates, or if operating expenses exceed its expectations or cannot be adjusted accordingly, iVillage's business, results of operations and financial condition will be materially and adversely affected. Because iVillage's strategy includes acquisitions of other businesses, acquisition expenses and any cash used to make these acquisitions will reduce iVillage's available cash.

iVillage is dependent on barter transactions which do not generate cash revenue.

      Revenues from barter transactions represented approximately 20% and 10% of total revenues for the year ended December 31, 1998 and the nine months ended September 30, 1999, respectively. Barter revenues may continue to represent a significant portion of iVillage's total revenues in future periods. Barter transactions do not generate any cash revenues and are entered into by iVillage to promote its brand and generate traffic to its Web sites, without any expenditure of its cash resources.

iVillage may not be able to integrate the operations from its recent and future acquisitions.

      As part of its business strategy, iVillage has completed and expects to enter into additional business combinations and acquisitions. Acquisition transactions are accompanied by a number of risks, including, among other things: (i) the difficulty of assimilating the operations and personnel of the acquired companies; (ii) the potential disruption of iVillage's ongoing business; (iii) the inability of management to maximize the financial and strategic position of iVillage through the successful incorporation of acquired technology, content and rights into iVillage's products and media properties;
(iv) expenses associated with the transactions; (v) additional expenses associated with amortization of acquired intangible assets; (vi) the difficulty of maintaining uniform standards, controls, procedures and policies; (vii) the impairment of relationships with employees and customers as a result of any integration of new management personnel; and (viii) the potential unknown liabilities associated with acquired businesses. iVillage's failure to adequately address these issues could have a material adverse effect on its business, results of operations and financial condition.

iVillage's acquisition of Lamaze Publishing poses a number of risks that could materially adversely affect its business strategy.

      The acquisition of Lamaze Publishing is iVillage's first acquisition of a non-Internet company. There are a number of risks in operating Lamaze Publishing, including (i) competitiveness of the media and publishing industry;
(ii) iVillage's inexperience in operating a multi-media publishing company;
(iii) its ability to sell advertising and sponsorships on its Web sites and in Lamaze Publishing's magazines, videos and the Newborn Channel; (iv) iVillage's ability to commercialize and protect the Lamaze mark; and (v) iVillage's ability to build and market Lamaze.com.

iVillage has merchandising, inventory management and fulfillment responsibilities for iBaby.

      iVillage recently started handling merchandising, inventory management and order fulfillment for iBaby. iVillage's failure to perform these functions efficiently and in a timely manner has and could result in the disruption of the operations of iBaby, including shipment delays. In addition, changing trends in consumer tastes in baby-related products subject iVillage to inventory risks. It is important to iVillage's success that it accurately identify and predict these trends and not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt.

      If products do not achieve sufficient consumer acceptance, iVillage may be required to take inventory markdowns, which could reduce its sales and gross margins. iVillage believes that this risk will increase as it opens new departments or enters new product categories due to its lack of experience in purchasing products for these categories. In addition, to the extent that demand for iBaby products increases over time, iVillage may be forced to increase inventory levels.

iVillage's quarterly revenues and operating results are not indicative of future performance and are difficult to forecast.

      As a result of iVillage's limited operating history, iVillage does not have historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations. iVillage does not believe that period-to-period comparisons of its operating results are necessarily meaningful nor should they be relied upon as reliable indicators of future performance. In one or more future quarters iVillage's results of operations may fall below the expectations of securities analysts and investors. In such event, the trading price of iVillage's common stock would likely be materially adversely affected.

      iVillage's revenues for the foreseeable future will remain dependent on user traffic levels and advertising activity on its Web sites. Such future revenues are difficult to forecast. In addition, iVillage plans to increase its sales and marketing operations and to expand and develop content. iVillage also plans to upgrade and enhance its technology and infrastructure development in order to support its growth. iVillage may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

      If iVillage has a shortfall in revenues in relation to its expenses, or if its expenses precede increased revenues, then its business, results of operations and financial condition would be materially and adversely affected. This would likely affect the market price of iVillage's common stock in a manner which may be unrelated to its long-term operating performance.

Seasonal and cyclical patterns may affect iVillage's business.

      iVillage believes that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If iVillage's market makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in the future. As a result, if iVillage's industry follows the same seasonal patterns as those in traditional media, it may experience lower advertising revenues in the first and third calendar quarters of each year. Seasonal and cyclical patterns in Internet advertising may also affect iVillage's revenues. In addition, traffic levels on iVillage's Web sites typically fluctuate during the summer and year-end vacation and holiday periods and iVillage anticipates that sales from iBaby, and any other future consumer goods iVillage may sell, will typically increase during the fourth quarter as a result of the holiday season and may decline during other periods.

The market for Internet advertising is still uncertain.

      iVillage expects to continue to derive a substantial portion of its revenues from sponsorships and advertising for the foreseeable future, and demand and market acceptance for Internet advertising solutions continues to develop.

      There are currently no widely accepted standards for the measurement of the effectiveness of Internet advertising and the industry may need to develop standard measurements to support and promote Internet advertising as a significant advertising medium. If such standards do not develop, existing advertisers may not continue their levels of Internet advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. iVillage's business would be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected.

      Different pricing models are used to sell advertising on the Internet and it is difficult to predict which, if any, of such models will emerge as the industry standard. This makes it difficult to project iVillage's future advertising rates and revenues. iVillage's advertising revenues could be adversely affected if iVillage is unable to adapt to new forms of Internet advertising. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

iVillage may be unable to adequately measure the demographics of its user base and delivery of advertisements on its Web sites.

      It is important to iVillage's advertisers that it accurately measure the demographics of its user base and the delivery of advertisements on its Web sites. iVillage depends on third parties to provide certain of these measurement services. If they are unable to provide these services in the future, iVillage would need to perform them or obtain them from another provider. This could cause iVillage to incur additional costs or cause interruptions in its business until such services are replaced. Companies may choose not to advertise on iVillage's Web sites or may pay less for advertising if they perceive that iVillage's demographics measurements are not reliable.

iVillage is currently experiencing a period of significant growth which is placing a significant strain on its resources.

      If iVillage is unable to manage its growth effectively, its business could be adversely affected. iVillage has experienced and is continuing to experience significant growth, both internally and through acquisitions. This growth has placed, and iVillage's anticipated future growth in its operations will continue to place, a significant strain on its resources. As part of this growth, iVillage will have to implement new operational and financial systems, procedures and controls.

iVillage may not attract a sufficient amount of traffic and advertising without its channels being carried on America Online, Inc. ("AOL").

      AOL has accounted for a significant portion of iVillage's traffic based on the delivery to iVillage of a guaranteed number of impressions. A significant amount of iVillage's visitors and members reach its Web sites through AOL. iVillage's agreement with AOL does not prohibit AOL from carrying online sites or developing and providing content that competes with iVillage's sites, and AOL currently carries additional competing Web sites. iVillage's agreement with AOL expires on December 31, 2000 and, even though either party may extend it for an additional year, AOL does not have any obligation to renew the agreement. If the carrying of iVillage's channels on AOL is discontinued, its business, results of operations and financial condition would be materially adversely affected.

iVillage has a small number of customers and the loss of a number of these customers could adversely affect its financial condition and results of operations.

      iVillage depends on a limited number of customers for a significant portion of its revenues. Consequently, the loss of even a small number of these customers at any one time may adversely affect its business, financial condition and results of operations. Although no advertiser accounted for more than 10% of total revenues for the year ended December 31, 1998 or the nine months ended September 30, 1999, the Company's five largest advertisers accounted for 17% and 20% of total revenues, respectively. At December 31, 1998, one advertiser accounted for 11% of net accounts receivable.

      iVillage anticipates that its results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, iVillage anticipates that such customers will continue to vary over time, so that the achievement of iVillage's long-term goals will require it to obtain additional significant customers on an ongoing basis. iVillage's failure to enter into a sufficient number of large contracts during a particular period could have a material adverse effect on its business, financial condition and results of operations.

iVillage may not find sufficient acquisition candidates to implement its business strategy.

      As part of its business strategy, iVillage has completed and expects to enter into additional business combinations and acquisitions. iVillage competes for acquisition candidates with other entities, some of which have greater financial resources than iVillage. Increased competition for acquisition candidates may make fewer acquisition opportunities available to iVillage and may cause acquisitions to be made on less attractive terms, such as higher purchase prices. Acquisition costs may increase to levels that are beyond iVillage's financial capability or that would adversely affect its results of operations and financial condition. iVillage's ability to make acquisitions will depend in part on the relative attractiveness of shares of its common stock as consideration for potential acquisition candidates. This attractiveness may depend largely on the relative market price, its ability to register common stock and capital appreciation prospects of its common stock compared to that of other bidders. If the market price of iVillage's common stock were to decline materially over a prolonged period of time, iVillage's acquisition program could be materially adversely affected.

iVillage may be sued for information retrieved from the Web.

      iVillage has been and may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information iVillage publishes on its Web sites. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. iVillage could also be subjected to claims based upon the content that is accessible from its Web sites through links to other Web sites or through content and materials that may be posted by members in chat rooms or bulletin boards. iVillage also offers e-mail services, which may subject it to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. iVillage's insurance, which covers commercial general liability, may not adequately protect it against these types of claims.

iVillage may incur potential product liability for products sold over the Internet.

      Consumers may sue iVillage if any of the products that it sells online are defective, fail to perform properly or injure the user. To date, iVillage has had very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of such products. iVillage plans to develop a range of products targeted specifically at women through its iBaby and iMaternity sites, Astrology.Net, Lamaze Publishing and other e-commerce sites that it may acquire in the future. iVillage also may foster relationships with manufacturers or companies to offer such products directly on iVillage.com. Such a strategy involves numerous risks and uncertainties. Although iVillage's agreements with manufacturers typically contain provisions intended to limit its exposure to liability claims, these limitations may not prevent all potential claims. Liability claims could require it to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage iVillage's reputation and business.

There is intense competition among Internet-based businesses and publishing companies focused on women.

      The number of Web sites competing for the attention and spending of members, users and advertisers has increased and iVillage expects it to continue to increase. iVillage's Web sites compete for members, users and advertisers with the following types of companies: (i) online services or Web sites targeted at women, such as Women.com Networks; (ii) cable networks targeting women such as Oxygen Media, Inc.; (iii) Web search and retrieval and other online service companies, commonly referred to as portals, such as Disney's Go Network, Lycos, Inc. and Yahoo! Inc.; (iv) e-commerce companies such as eToys, Inc. and its wholly-owned subsidiary, BabyCenter, Inc.; and (v) publishers and distributors of traditional media, such as television, radio and print. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could adversely affect iVillage's business, results of operations and financial condition.

      Lamaze Publishing's magazines are in direct competition with publishers of pre- and post-natal publications such as Gruner and Jahr, Primedia and Time Warner. These publishers have substantially greater marketing, research and financial resources than Lamaze Publishing. Increased competition may result in less advertising in Lamaze Publishing's magazines and a decline in Lamaze Publishing's advertising rates, which could adversely affect its business, results of operations and financial condition.

iVillage's uncertain sales cycles could adversely affect its business.

      The time between the date of initial contact with a potential advertiser or sponsor and the execution of a contract with such advertiser or sponsor is often lengthy, typically ranging from six weeks for smaller agreements to nine months for larger agreements, and is subject to delays over which iVillage has little or no control, including: (i) advertisers' and sponsors' budgetary constraints; (ii) advertisers' and sponsors' internal acceptance reviews; (iii) the success and continued internal support of advertisers' and sponsors' own development efforts; and (iv) the possibility of cancellation or delay of projects by advertisers or sponsors.

      During the sales cycle, iVillage may expend substantial funds and management resources and yet not obtain sponsorship or advertising revenues. Accordingly, iVillage's results of operations for a particular period may be adversely affected if sales to advertisers or sponsors forecasted in a particular period are delayed or do not otherwise occur.

AOL investments may result in conflicts of interest for AOL that are adverse to iVillage.

      AOL has invested in Oxygen Media, Inc., an Internet and television company that is developing cable and interactive content for women and children. In addition, Oxygen Media has acquired from AOL the assets of electra.com, an online women's network, and Thrive Partners LLC, the operator of thriveonline.com, a health site. The relationship between AOL and Oxygen Media and AOL and other Internet companies may result in potential conflicts of interest for AOL, which may not be resolved in iVillage's favor. In addition, other principal investors in iVillage may have similar conflicts of interest by virtue of their other investments.

iVillage's business is dependent on its Chief Executive Officer and Editor-in-Chief.

      iVillage's future success depends to a significant extent on the continued services of its senior management and other key personnel, particularly Candice Carpenter, Chief Executive Officer, and Nancy Evans, Editor-in-Chief. iVillage has no employment agreements with either of these executives and does not maintain "key person" life insurance for any of its personnel, other than Ms. Carpenter. The loss of the services of Mdmes. Carpenter or Evans, or other key employees, would likely have a significantly detrimental effect on its business.

Competition for personnel in the Internet industry is intense.

      iVillage may be unable to retain its key employees or attract, assimilate or retain other highly qualified employees in the future. iVillage has from time to time in the past experienced, and expects to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of its rapid growth and expansion. In addition, there is significant competition for qualified employees in the Internet industry. As a result, iVillage incurred increased salaries, benefits and recruiting expenses during 1998 and 1999. If iVillage does not succeed in attracting new personnel or retaining and motivating its current personnel, its business will be adversely affected.

iVillage is dependent on continued growth in use of the Internet.

      iVillage's market is new and rapidly evolving. Its business would be adversely affected if Internet usage does not continue to grow, particularly usage by women. A number of factors may inhibit Internet usage, including: (i) inadequate network infrastructure; (ii) security concerns; (iii) inconsistent quality of service; (iv) lack of availability of cost-effective, high-speed service; and (v) consumers returning to traditional or alternative sources for information, shopping and services.

      If Internet usage continues to grow significantly, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as the usage of iVillage's Web sites, could grow more slowly or decline.

iVillage may be unable to respond to the rapid technological change in its industry.

      iVillage's market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The recent growth of the Internet and intense competition in iVillage's industry exacerbate these market characteristics. To achieve its goals, iVillage needs to effectively integrate the various software programs and tools required to enhance and improve its product offerings and manage its business. iVillage's future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its services. iVillage may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, iVillage's new enhancements must meet the requirements of its current and prospective users and must achieve significant market acceptance. iVillage could also incur substantial costs if it needs to modify its service or infrastructures to adapt to these changes.

Government regulation and legal uncertainties could add additional costs to doing business on the Internet.

      There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, content, copyrights, distribution, antitrust matters and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, obscenity, libel and personal privacy are applicable to the Internet or the application of laws and regulations from jurisdictions whose laws do not currently apply to iVillage's business. Any new laws or regulations relating to the Internet could adversely affect iVillage's business.

      In addition, it has been reported that the Labor Department has recently begun an investigation of the use of volunteers on Web sites. iVillage utilizes volunteers as Web site community leaders and there can be no assurance that new government regulations will not require it to cease using volunteers or, alternatively, treat them as employees.

      Due to the global nature of the Internet, it is possible that, although iVillage's transmissions over the Internet originate primarily in New York, the governments of other states and foreign countries might attempt to regulate its business activities. In addition, because iVillage's service is available over the Internet in multiple states and foreign countries, these jurisdictions may require it to qualify to do business as a foreign corporation in each of these states or foreign countries, which could subject it to taxes and other regulations.

iVillage's systems may fail or experience a slow down and its users depend on others for access to its Web sites.

      Substantially all of iVillage's communications hardware and some of its other computer hardware operations are located at Exodus Communications, Inc.'s facilities in Jersey City, New Jersey and Verio's, Inc.'s and AT&T CERFnet's facilities in California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect iVillage's Web sites. Its business could be adversely affected if its systems were affected by any of these occurrences. iVillage's insurance policies may not adequately compensate it for any losses that may occur due to any failures or interruptions in its systems. iVillage does not presently have any secondary "off-site" systems or a formal disaster recovery plan.

      iVillage's Web sites must accommodate a high volume of traffic and deliver frequently updated information. iVillage's Web sites have in the past experienced slower response times or decreased traffic for a variety of reasons. These occurrences have not had a material impact on its business. These types of occurrences in the future could cause users to perceive iVillage's Web sites as not functioning properly and therefore cause them to use another Web site or other methods to obtain information.

      In addition, iVillage's users depend on Internet service providers, online service providers and other Web site operators for access to its Web sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to its systems.

iVillage may not be able to deliver various services if third parties fail to provide reliable software, systems and related services to it.

      iVillage is dependent on various third parties for software, systems and related services. For example, iVillage relies on Doubleclick Inc.'s software for the placement of advertisements and WhoWhere? Inc. for personal home pages and e-mail. Several of the third parties that provide software and services to iVillage have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, iVillage's ability to deliver various services to its users may be adversely affected by the failure of these third parties to provide reliable software, systems and related services to iVillage.

iVillage may be liable if third parties misappropriate its users' personal information.

      If third parties were able to penetrate iVillage's network security or otherwise misappropriate its users' personal information or credit card information, iVillage could be subject to liability arising from claims related to, among other things, (i) unauthorized purchases with credit card information, impersonation or other similar fraud claims or (ii) other misuse of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. iVillage could incur additional expenses if new regulations regarding the use of personal information are introduced or if its privacy practices are investigated.

Internet security concerns could hinder e-commerce.

      The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Internet. Any well-publicized compromise of security could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information. iVillage may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

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

Consumer protection privacy regulations could impair iVillage's ability to obtain information about its users.

      iVillage's network captures information regarding its members in order to tailor content to them and assist advertisers in targeting their advertising campaigns to particular demographic groups. However, privacy concerns may cause users to resist providing the personal data necessary to support this tailoring capability. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of iVillage's network. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, iVillage's business, financial condition and results of operations could be materially harmed.

      iVillage's network currently uses cookies to track demographic information and user preferences. A cookie is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, but is generally removable by the user. Germany has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. If such laws are passed, iVillage's business, financial condition and results of operations could be materially harmed.

Possible infringement of intellectual property rights could harm iVillage's business.

      iVillage cannot be certain that the steps it has taken to protect its intellectual property rights will be adequate or that third parties will not infringe or misappropriate its proprietary rights. Any such infringement or misappropriation could have a material adverse effect on iVillage's future financial results. In addition, iVillage may from time to time become involved in intellectual property disputes with third parties which may not result in a favorable outcome for it.

iVillage could be subject to possible infringement actions based upon its use of domain names, its content and content licensed from others.

      iVillage has invested resources in acquiring domain names for existing and potential future use. iVillage cannot guarantee that it will be entitled to use such names under applicable trademark and similar laws or that other desired domain names will be available. Furthermore, enforcing iVillage's intellectual property rights could entail significant expense and could prove difficult or impossible. In addition, third parties could assert claims of patent, trademark or copyright infringement or misappropriation of creative ideas or formats against it with respect to its use of domain names, content, web page formats, web business methods or any third-party content carried by iVillage. iVillage expects that participants in its markets increasingly will be subject to infringement claims as the number of services and competitors in its industry segment grows. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require iVillage to enter into costly royalty or licensing arrangements or prevent it from using important technologies, ideas or formats, any of which could materially harm its business, financial condition or results of operations.

Several members of senior management have only recently joined iVillage.

      Several members of iVillage's senior management joined iVillage in 1998 and 1999 and have not previously worked together. As a result, iVillage's senior managers are becoming integrated as a management team and may not work together effectively as a team to successfully manage iVillage's growth.

iVillage is involved in litigation with a former employee which may be costly and divert the efforts and attention of its management.

      On January 8, 1999, a complaint was filed in the Chancery Court for Williamson County, Tennessee by a former employee against iVillage and three of its officers. The complaint was subsequently amended to withdraw all claims against two of those officers. The complaint alleges breach of an alleged employment agreement and fraudulent inducement to accept a job in New York and to move from Tennessee to New Jersey. In addition to unspecified damages, the complaint seeks an award of options to purchase 100,000 shares of common stock. In addition, there is pending a motion by the plaintiff for leave to add as new plaintiffs two former executives who allege that iVillage breached certain obligations to them and seek an award of 560,000 stock options in the aggregate. In addition, on August 11, 1999, the plaintiff filed a complaint with the Equal Employment Opportunity Commission alleging gender discrimination. iVillage believes that the suit and the proposed new claims are without merit and it is vigorously defending against these claims. This litigation, whether or not determined in iVillage's favor or settled by it, may be costly and may divert the efforts and attention of its management from normal business operations.

Failure of computer systems and software products to be year 2000 compliant could negatively impact iVillage's business.

      Many currently installed computer systems and software products only accept two digits to identify the year in any date. Thus, the year 2000 will appear as "00", which the system might consider to be the year 1900 rather than the year 2000. This could result in system failures, delays or miscalculations causing disruptions to iVillage's operations. The failure of systems maintained by third parties to be Year 2000 compliant could cause iVillage to incur significant expense to remedy any problems, reduce its revenues from such third parties or otherwise seriously damage iVillage's business. A significant Year 2000-related disruption of the network services or equipment that third-party vendors provide to iVillage could also cause iVillage's members or visitors to consider seeking alternate providers or cause an unmanageable burden on iVillage's technical support.

      iVillage's failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, some of its normal business activities or operations.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

      On August 11, 1999, the plaintiff who had previously filed a complaint against iVillage alleging breach of an alleged employment agreement and fraudulent inducement (which was previously reported in Item 1 of Part II of the Company's Form 10-Q Report for the quarterly period ended March 31, 1999) filed a complaint with the Equal Employment Opportunity Commission alleging gender discrimination in connection with his termination of employment. iVillage believes that the lawsuit and the proposed new claims are without merit and intends to vigorously defend against these claims.

Item 2. Changes in Securities and Use of Proceeds.

      1. In July 1999, employees exercised options and received (i) an aggregate 2,121 shares of common stock at a price per share of $1.76, (ii) an aggregate 334 shares of common stock at a price per share of $5.10, (iii) an aggregate 2,000 shares of common stock at a price per share of $6.00, (iv) an aggregate 2,500 shares of common stock at a price per share of $8.96 and (v) an aggregate 167 shares of common stock at a price per share of $9.45.

      2. In August 1999, employees exercised options and received (i) an aggregate 142 shares of common stock at a price per share of $1.76, (ii) an aggregate 834 shares of common stock at a price per share of $5.10, (iii) an aggregate 834 shares of common stock at a price per share of $6.00 and (iv) an aggregate 1,250 shares of common stock at a price per share of $7.50.

      3. In August 1999, in connection with the acquisition of Lamaze Publishing Company, Inc., iVillage issued 1,748,693 shares of common stock.

      4. In August 1999, in connection with the acquisition of the domain name Astrology.com, iVillage issued 17,500 shares of common stock.

      5. In August 1999, in connection with the acquisition of Family Point Inc., iVillage issued 511,378 shares of common stock.

      6. In September 1999, employees exercised options and received (i) an aggregate of 143 shares of common stock at a price per share of $1.75, (ii) an aggregate of 318 shares of common stock at a price per share of $1.96, (iii) an aggregate of 492 shares of common stock at a price per share of $2.48, (iv) an aggregate of 23,667 shares of common stock at a price per share of $5.10, (v) an aggregate of 916 shares of common stock at a price per share of $6.00, and (vi) an aggregate of 5,000 shares of common stock at a price per share of $10.20.

      Exemption from registration for the transactions described above was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by the issuer not involving a public offering, in that these transactions were made, without general solicitation or advertising, to sophisticated investors with access to all relevant information necessary to evaluate these investments and who represented to iVillage that the shares were being acquired for investment.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

         3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from exhibit number 3.3 to Amendment No. 2 to Registration Statement File No. 333-68749 filed on February 24, 1999).

         3.2 Amended and Restated By-Laws of the Company (incorporated by reference from exhibit number 3.5 to Amendment No. 2 to Registration Statement File No. 333-68749 filed on February 24,
                1999).

        10.1. Agreement dated October 18, 1989 (the "Video Agreement") between Lamaze International, Inc. (formerly known as the American Society for Psychoprophylaxis in Obstetrics, Inc.) and Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime Institute for Family Education, Inc. ("Lifetime") in turn as successor-in-interest to Medical Communications Corporation ("MCC")) (incorporated by reference from exhibit number 10.29 to Registration Statement File No. 333-85437).

        10.2. Addendum to the Video Agreement dated December 9, 1992 between Lamaze International, Inc. and Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime, in turn as successor-in-interest to MCC) (incorporated by reference from exhibit number 10.30 to Registration Statement File No. 333-85437).

        10.3. Second Addendum to the Video Agreement dated April 22, 1993 between Lamaze International, Inc. and Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime, in turn as successor-in-interest to MCC) (incorporated by reference from exhibit number 10.31 to Registration Statement File No. 333-85437).

        10.4. Intellectual Property Agreement dated April 6, 1990 between Lamaze International, Inc. and Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime) (incorporated by reference from exhibit number 10.32 to Registration Statement File No. 333-85437).

        10.5. Loan/Activity Agreement dated August 2, 1990 between Lamaze International, Inc. and Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime) (incorporated by reference from exhibit number 10.33 to Registration Statement File No. 333-85437).

        10.6. LPM Agreement dated August 2, 1990 between Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime) and Lamaze International, Inc. (incorporated by reference from exhibit number 10.34 to Registration Statement File No. 333-85437).

        10.7. Onsert Agreement dated December 7, 1992 between Lamaze International, Inc. and Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime) (incorporated by reference from exhibit number 10.35 to Registration Statement File No. 333-85437).

        10.8. Amendment to Onsert Agreement dated June 4, 1999 between Lamaze International, Inc. and Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime) (incorporated by reference from exhibit number 10.36 to Registration Statement File No. 333-85437).

        10.9. Statement of Terms concerning Child Development Newsletter dated August 20, 1993 between Lamaze International, Inc. and Lamaze Publishing Company, Inc. (incorporated by reference from exhibit number 10.37 to Registration Statement File No. 333-85437).

        10.10. Agreement of Modification and Clarification dated January 1, 1996 between Lamaze International, Inc. and Lamaze Publishing Company, Inc. (incorporated by reference from exhibit number
                10.38 to Registration Statement File No. 333-85437).

        10.11. License Agreement entered into on September 3, 1999 by and between PlanetRx.com, Inc. and the Registrant (incorporated by reference from exhibit number 10.39 to Registration Statement File No. 333-85437).

        10.12. Sponsorship Agreement entered into on September 3, 1999 by and between Planet Rx.com, Inc. and the Registrant (incorporated by reference from exhibit number 10.40 to Registration Statement File No. 333-85437).

        11.     Statement re: computation of earnings per share

        27.     Financial Data Schedule

        (b)  1. A Form 8-K Report was filed on July 14, 1999, reporting under
                Item 2.

             2.  A Form 8-K Report was filed on July 23, 1999, reporting under
                 Item 5.

             3. A Form 8-K/A Report was filed on September 13, 1999, reporting under Item 2 and Item 7 and including financial statements for the two years ended December 31, 1998 for OnLine Psychological Services, Inc., a subsidiary of the Company.

             4. A Form 8-K Report was filed on September 14, 1999, reporting under Item 5.

             5. A Form 8-K Report was filed on September 15, 1999, reporting under Item 2 and Item 7.

             6. A Form 8-K/A Report was filed on September 27, 1999, reporting under Item 2 and Item 7 and including financial statements for the two years ended December 31, 1998 for OnLine Psychological Services, Inc., a subsidiary of the Company.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          iVILLAGE INC.
                                          (Registrant)


Dated: November 12, 1999                  By: /s/ Candice Carpenter
                                          ------------------------------
                                          Candice Carpenter
                                          Chief Executive Officer


Dated: November 12, 1999                  By: /s/ Craig T. Monaghan
                                          ------------------------------
                                          Craig T. Monaghan
                                          Chief Financial Officer


Dated: November 12, 1999                  By: /s/ Scott Levine
                                          ------------------------------
                                          Scott Levine
                                          VP Controller
                                          and Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibits

 3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from exhibit number 3.3 to Amendment No. 2 to Registration Statement File No. 333-68749 filed on February 24, 1999).

 3.2 Amended and Restated By-Laws of the Company (incorporated by reference from exhibit number 3.5 to Amendment No. 2 to Registration Statement File No. 333-68749 filed on February 24, 1999).

10.1. Agreement dated October 18, 1989 (the "Video Agreement") between Lamaze International, Inc. (formerly known as the American Society for Psychoprophylaxis in Obstetrics, Inc.) and Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime Institute for Family Education, Inc. ("Lifetime") in turn as successor-in-interest to Medical Communications Corporation ("MCC")) (incorporated by reference from exhibit number 10.29 to Registration Statement File No. 333-85437).

10.2. Addendum to the Video Agreement dated December 9, 1992 between Lamaze International, Inc. and Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime, in turn as successor-in-interest to
        MCC) (incorporated by reference from exhibit number 10.30 to Registration Statement File No. 333-85437).

10.3. Second Addendum to the Video Agreement dated April 22, 1993 between Lamaze International, Inc. and Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime, in turn as successor-in-interest to
        MCC) (incorporated by reference from exhibit number 10.31 to Registration Statement File No. 333-85437).

10.4. Intellectual Property Agreement dated April 6, 1990 between Lamaze International, Inc. and Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime) (incorporated by reference from exhibit number 10.32 to Registration Statement File No. 333-85437).

10.5. Loan/Activity Agreement dated August 2, 1990 between Lamaze International, Inc. and Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime) (incorporated by reference from exhibit number 10.33 to Registration Statement File No. 333-85437).

10.6. LPM Agreement dated August 2, 1990 between Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime) and Lamaze International, Inc. (incorporated by reference from exhibit number 10.34 to Registration Statement File No. 333-85437).

10.7. Onsert Agreement dated December 7, 1992 between Lamaze International, Inc. and Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime) (incorporated by reference from exhibit number 10.35 to Registration Statement File No. 333-85437).

10.8. Amendment to Onsert Agreement dated June 4, 1999 between Lamaze International, Inc. and Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime) (incorporated by reference from exhibit number 10.36 to Registration Statement File No. 333-85437).

10.9. Statement of Terms concerning Child Development Newsletter dated August 20, 1993 between Lamaze International, Inc. and Lamaze Publishing Company, Inc. (incorporated by reference from exhibit number 10.37 to Registration Statement File No. 333-85437).

10.10. Agreement of Modification and Clarification dated January 1, 1996 between Lamaze International, Inc. and Lamaze Publishing Company, Inc. (incorporated by reference from exhibit number 10.38 to Registration Statement File No. 333-85437).

10.11. License Agreement entered into on September 3, 1999 by and between PlanetRx.com, Inc. and the Registrant (incorporated by reference from exhibit number 10.39 to Registration Statement File No. 333-85437).

10.12. Sponsorship Agreement entered into on September 3, 1999 by and between Planet Rx.com, Inc. and the Registrant (incorporated by reference from exhibit number 10.40 to Registration Statement File No. 333-85437).

11.     Statement re: computation of earnings per share

27.     Financial Data Schedule