Form 10-K
period 1999-12-31
IVILLAGE INC
filed 2000-03-30
CIK 1074767

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     (MARK ONE)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                   TO

                            ------------------------

                        COMMISSION FILE NUMBER 000-25469

                                  iVILLAGE INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 13-3845162
    (STATE OR OTHER JURISDICTION OF INCORPORATION OR                (I.R.S. EMPLOYER IDENTIFICATION NO.)
                     ORGANIZATION)

          212 FIFTH AVENUE, NEW YORK, NEW YORK                                     10010
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 206-3100

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $0.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 15, 2000 as reported on the Nasdaq National Market, was approximately $593.3 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 15, 2000, the registrant had outstanding 29,635,027 shares of Common Stock.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000 are incorporated by reference in Part III of this Form 10-K. Other documents incorporated by reference in this Form 10-K are listed in the Exhibit Index.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 iVILLAGE INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------
PART I..................................................................................................        1
  Item 1. Business......................................................................................        1
  Item 2. Properties....................................................................................       15
  Item 3. Legal Proceedings.............................................................................       16
  Item 4. Submission of Matters to a Vote of Security Holders...........................................       16

PART II.................................................................................................       17
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.........................       17
  Item 6. Selected Consolidated Financial Data..........................................................       17
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.........       18
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk...................................       35
  Item 8. Consolidated Financial Statements and Supplementary Data......................................       35
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........       35

PART III................................................................................................       36
  Item 10. Directors and Executive Officers of the Registrant...........................................       36
  Item 11. Executive Compensation.......................................................................       37
  Item 12. Security Ownership of Certain Beneficial Owners and Management...............................       37
  Item 13. Certain Relationships and Related Transactions...............................................       37

PART IV.................................................................................................       38
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................       38

SIGNATURES..............................................................................................       42

  Index of Financial Statements and Financial Statement Schedule........................................      F-1

                                     PART I

     Certain statements in this Annual Report on Form 10-K, including certain statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and iVillage cautions you that any forward-looking information provided by or on behalf of iVillage is not a guarantee of future performance. iVillage's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond iVillage's control, in addition to those risks discussed below and in iVillage's other public filings, press releases and statements by iVillage's management, including (i) the volatile and competitive nature of the Internet industry, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on iVillage's business, and (iv) the impact of recent and future acquisitions on iVillage's business and financial condition. All such forward-looking statements are current only as of the date on which such statements were made. iVillage does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS
                                    OVERVIEW

     iVillage Inc., The Women's Network, is the leading online destination targeted at women and one of the most demographically focused communities on the Internet. iVillage.com is an easy-to-use, comprehensive network of Web sites tailored to the interests and needs of women aged 25 through 54. As an online media company, we provide advertisers and merchants with targeted access to women using the Internet. Our page views have grown to a monthly average of 137 million for the quarter ended December 31, 1999.

     Our network of sites consists of 17 content specific channels and several shopping areas. The channels cover the topics of deepest interest to women, such as family, health, work, money, food, computers, relationships, shopping, travel, pets and astrology. We facilitate network use across channels by providing common features, positioning and functionality within each channel and across the network, resulting in a consistent and strongly branded environment.

                              INDUSTRY BACKGROUND

GROWTH OF THE INTERNET AND ONLINE COMMERCE

     The Internet has emerged as a significant global communications medium, enabling millions of people to share information and conduct business electronically, and providing advertisers and businesses with an attractive means of marketing and selling their products and services. International Data Corporation estimates the number of users accessing the Web will increase from approximately 142 million at the end of 1998 to approximately 502 million by the end of 2003. According to International Data Corporation, the amount of commerce conducted over the Web will top $1 trillion by 2003. Forrester Research, a research firm that analyzes the future of technological change and its impact, estimates that the amount spent on online advertising in the United States is expected to increase from approximately $2.8 billion in 1999 to approximately $22.2 billion by 2004. The Internet enables features and functions that are unavailable in traditional media, permitting online retailers to interact effectively with customers and advertisers to target specific demographic groups by capturing valuable data on customer tastes, preferences and shopping and buying patterns.

WOMEN'S INCREASING USE OF THE INTERNET AND THEIR IMPORTANCE IN THE ECONOMY

     Women represent an attractive demographic group for advertisers and businesses. According to Jupiter Communications, a new media research firm that specializes in online research and analysis, 48% of the Internet audience was female as of January 1999. This trend is important to advertisers because women are estimated to have disproportionate control or influence over consumer spending in the United States. For example, according to a November 1997 Advertising Age article, women controlled or influenced 80% of all purchase decisions, 80% of new vehicle purchases, 66% of home computers, 46% of men's wear and 70% of appliance choices. We believe that women are increasing their use of the Internet for commercial purposes. Although women are underrepresented in the online spending category, accounting for only 30% of online sales in 1998, according to Jupiter Communications, this gap is expected to narrow over the next several years and grow to approximately 48% by 2002.

     Spending on advertising targeted to women is generally considered to represent the largest single category of advertising in the United States. Also, we believe that women online spend fewer hours watching television or reading print media than they did prior to using the Internet in comparison to their male counterparts. Thus, as women move online, advertisers will likely follow suit.

                             THE iVILLAGE SOLUTION

     iVillage.com is the leading online destination targeted at women and one of the most demographically focused communities on the Internet. We focus on the needs of women online and have created an environment that solves everyday problems quickly in those areas of life most important to women, including family, parenting, work, money and health. The user's experience on iVillage.com centers on solving these problems in one destination through targeted community, access to experts, useful interactive tools and commerce opportunities.

     We believe our success to date can be attributed to the following factors:

FOCUS ON HIGHLY TARGETED DEMOGRAPHIC GROUP

     iVillage.com is primarily tailored to the interests and needs of women online between the ages of 25 and 54. We believe that these women want:

     o powerful, quick and easily accessible problem-solving content;

     o emotional support, a sense of identification and access to sympathetic listeners; and

     o a consistent navigation and programming experience.

     We believe that our network creates the experience women are seeking and distinguishes iVillage.com from the major Internet portals, other women's networks and other online services. iVillage.com offers a series of integrated tools, community resources, experts and information databases to help women solve their everyday problems quickly and effectively. For example, a woman who learns that she has a disease can quickly:

     o access other members who have lived through this experience and can provide both guidance and emotional relief;

     o access a medical database to research the topic;

     o ask a health expert questions regarding the topic; and

     o select and purchase books on the topic.

     iVillage.com provides a place where women can find support from like-minded women and the comfort of knowing that other women have shared similar experiences and have come through them successfully. iVillage.com also offers daily polls, message boards and chats that provide women with an immediate sense of belonging and connection.

POSITIVE ENVIRONMENT FOR ADVERTISING AND COMMERCE

     We believe that iVillage.com appeals to advertisers and consumers because it combines the following attributes:

     o a large, growing user base with a highly attractive demographic profile;

     o a high degree of member involvement within the network, through polls, message boards, chats and personalized interactive services, allowing our advertisers to reach women when they are actively seeking communication and focused on a goal;

     o an interactive sponsorship model that provides advertising and commerce opportunities throughout iVillage.com; and

     o a single consistent brand.

     In addition, we currently estimate that our Lamaze Publishing Company, Inc. subsidiary reaches more than 75% of all women giving birth in the United States through its magazines, videos and Newborn Channel, its satellite television network which broadcasts in over 900 hospitals in the United States.

     We believe that the cost per thousand impressions, or CPMs, generated by our advertising and sponsorship contracts are significantly above the industry average. iVillage.com also offers a scalable business platform from which we can generate multiple revenue streams, including:

     o banner advertising;

     o sponsorship;

     o production;

     o e-commerce;

     o content licensing and syndication;

     o satellite television through the Newborn Channel;

     o print media;

     o direct marketing;

     o video production; and

     o sampling.

                               BUSINESS STRATEGY

     Our objective is to be the premier online destination targeted at women. We have pursued acquisitions which, among other things, give us new vehicles to reach and capture our target audience, provide new solutions for advertisers and add to our ability to grow our overall business. Key elements of our strategy are as follows:

BUILD STRONG BRAND RECOGNITION

     We believe that building brand recognition of iVillage.com is critical to attracting and expanding our global Internet user base. Our market leadership position has been driven by partnership and distribution agreements with other leading Internet-based companies. We also use barter transactions as a component of our online marketing efforts. We expect barter transactions to continue to be a part of our business strategy. We believe aggressive brand-building will become increasingly important to sustain our leadership position and have begun to allocate some of our branding expenditures toward offline branding on television and radio, through direct media spending and through strategic alliances with traditional media partners. On August 2, 1999, we announced a $40 million marketing campaign, $28.5 million of which was incremental to our existing plan, intended to establish iVillage.com as the brand leader and strengthen our competitive position. The marketing campaign, consisting primarily of broadcast advertisements, started in the third quarter of 1999 and will run through 2000. We believe that we can build offline brand awareness and attract traffic by leveraging the reach of traditional media partners. For example, in November 1998, we entered into a contract with the National Broadcasting Company, Inc. ("NBC") pursuant to which NBC will promote iVillage.com during prime time programs as well as through its Web sites.

     We also plan to build brand recognition and develop new commerce opportunities through the marketing and packaging of our content. For example, we licensed portions of our online content to PlanetRx.com. In addition, we currently run a syndicated column with Copley News Services based upon our content and have published three books under the Parent Soup brand and are contemplating publishing additional books on a variety of topics in order to reach offline audiences.

     Lamaze Publishing also presents attractive opportunities for advertisers to have access to the majority of U.S. parents and prospective parents through one single source.

AGGRESSIVELY GROW MEMBERSHIP

     We intend to grow our membership base and increase member usage through member promotions, interactive services, community building and relationships with national women's organizations. We also plan to offer additional member-only services and to transition selected sections of our programming to member-only areas.

ENHANCE AND EXPAND THE NETWORK

     We intend to expand the network by developing additional channels and expanding the content of our existing channels. In addition, we intend to develop these additional channels with sponsors and media partners in order to maintain low development costs while creating high utility for users. Our acquisitions of OnLine Psychological Services, Inc. ("OnLine Psych"), Lamaze Publishing and Family Point Inc. in 1999 allow us to expand our network through a strong brand, expert content, and audio and video content which increases our online content to women.

PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES

     We plan to continue to bolster our traffic, market share and revenues through strategic acquisitions that offer opportunities to increase market share in our content categories, offer high traffic or are sites categorized by high retention statistics. In 1999, we made a number of strategic acquisitions to further this goal. These include:

     o OnLine Psych, one of the largest online health communities focused on mental health;

     o Lamaze Publishing, a multimedia provider of education information to expectant and new mothers; and

     o Family Point, a leading online meeting place for families, friends and groups with similar interests.

     We also intend to form alliances with larger companies to leverage their brands, while incorporating content that is consistent with the network. We may also expand our revenue opportunities through alliances with other retailers, online service and content providers, commerce providers and advertisers. On February 15, 2000, we announced a venture with Unilever plc where both parties formed an independently managed company to provide women with an unbiased, comprehensive website for their total beauty needs. The company will offer content, beauty-related services and commerce solutions not limited to any specific brands or manufacturers. Unilever and iVillage plan to provide an aggregate $200 million in cash, intellectual property, marketing and other resources. Unilever will provide capital as well as sponsorship and promotional initiatives. iVillage will provide its Beauty channel, capital, intellectual property, services and promotion.

INCREASE SPONSOR AND ADVERTISING REVENUES

     We view our relationships with our sponsors and advertisers as critical to our success. We have been a pioneer in developing innovative sponsorship advertising relationships with leading brand marketers which go beyond traditional banner advertising to support broad marketing objectives, including brand promotion, awareness, product introductions, online research and the integration of advertising with editorial content. We plan to continue to seek additional sponsorship arrangements, which have longer-term contracts and higher dollar values than typical banner deals as well as independence from page views as the sole measurement basis. In addition, we intend to continue to attract banner advertising, which is sold primarily through agencies. Through our acquisition of Lamaze Publishing, we also offer advertising opportunities in addition to our network over multiple platforms such as satellite television, video and print. We have recently increased the size of our sales force to concentrate on increasing our advertising and sponsorship relationships with leading brand marketers.

GENERATE E-COMMERCE REVENUES

     We intend to identify new commerce, revenue and acquisition opportunities that enhance iVillage.com by offering transaction services in categories that:

     o have a high degree of relevance to iVillage.com members;

     o are appropriate for the Internet; and

     o fit with or complement a current iVillage.com content site.

     We also generate e-commerce revenues through agreements with leading merchants interested in targeting iVillage.com members. These merchants receive exposure through banner advertising, special content and promotional offers in exchange for which we generally collect a fixed fee and a share of revenue from sales to iVillage.com users. In addition to enhancing user retention, these retailing opportunities can be used to identify valuable purchasing trends that can be used in future advertising and commerce.

                              THE IVILLAGE NETWORK

     Our network is organized around 17 content specific channels and several shopping areas. iVillage.com is a single point of entry to our network of sites and is updated daily to promote content and community, including channel highlights. The following table provides a brief description of the features of each channel and our shopping central area as of March 15, 2000:

CHANNEL                         DESCRIPTION
------------------------------  ---------------------------------------------------------------------------------
allHealth.....................  One of the leading health sites on the Internet, allHealth assists users in becoming better health care decision makers through approximately 239 bulletin boards and approximately 331 weekly chats on America Online, Inc. ("AOL") and the
                                Web. The site also includes OnLine Psych which hosts the largest online bulletin board system on mental health issues and a database of mental health treatment providers.

astrology.com.................  A site providing users with horoscopes, celebrity profiles, romance charts, monthly guidance and the ability to purchase astrology reports.

Beauty........................  A site offering users beauty advice, product reviews and access to hair, makeup and skincare experts. On February 15, 2000, we announced that the beauty channel would be contributed to a new venture between Unilever and iVillage.

Book club.....................  A book and reading site for readers interested in a wide range of books that allows users to discuss featured books and offers Monthly Book Picks, Question of the Week, Reading Groups and iVillage.com Bestsellers.

Click! computing..............  A site offering users information on computers, including experts, tools, message boards and chats.

Diet & fitness................  A diet and fitness site which includes Body Calculators, Nutrition Experts and
                                Community Challenges to improve one's fitness level.

election 2000.................  A site offering users information on candidates, Town Hall Tuesdays which are interactive auditorium chats with various candidates, and helpful voting information.

food..........................  A food site providing information on meal planning, nutrition and recipes which includes Food Experts and Cooking Basics.

garden........................  A home and garden site offering users information and tools on gardening issues.

moneylife.....................  A financial planning site providing users with information on savings and investment strategies focusing on key life stages of women.

parent soup...................  A parenting site providing users with a branded online community where parents share parenting solutions, talk with experts and find answers and support.

parentsplace..................  A parenting community center site that caters to women who are trying to conceive, are expecting or are new parents and includes, on AOL and the Web, approximately 950 bulletin boards and approximately 134 weekly chats.

pets..........................  A site designed in partnership with Ralston Purina that provides information on caring for your pet, selecting a breed and features an automated adoption and veterinarian-finder tool sponsored by the American Humane Association and
                                American Animal Hospital Association.

relationships.................  A site offering users information and conversation on love, marriage, sex and family.

CHANNEL                         DESCRIPTION
------------------------------  ---------------------------------------------------------------------------------
travel........................  A travel site that offers tools for planning a vacation, articles on travel-related issues, a link to a travel reservation center and a currency converter.

work from home................  A site providing women who work from home with tools and resources such as Home
                                Office Basics, a Tax Guide and a Software Library.

working diva..................  A career planning site that provides women with tools and resources relating to professional development and career-related issues.

shopping central..............  A one-stop online shopping destination offering users easy access to retail Web sites such as Nordstrom.com, PlanetRx.com, Sparks.com, Family Wonder, iBaby,
                                PlusBoutique.com and iMaternity.

     We believe that user support is critical in order to attract and retain users. We provide user support primarily through e-mail-based correspondence. Help and feedback buttons are prominently displayed throughout iVillage.com, and our user support staff attempts to respond to all e-mail queries within 24 hours. In addition, community leaders provide e-mail support for broad-ranging issues. We do not charge for these services.

SPONSORSHIP AND ADVERTISING REVENUES

     We have derived a significant amount of our revenues to date from the sale of sponsorships and advertisements. For the years ended December 31, 1999, 1998 and 1997, sponsorship and advertising revenues represented 79%, 83% and 93%, respectively, of our revenues.

     Our strategy is focused in part on generating a majority of our advertising revenues from sponsors and merchants who seek a cost-effective means to reach women online. We are aggressively working to build our leadership position as the preeminent women's brand to the advertising community. Our sponsorship arrangements typically differ from traditional banner advertising in that they are designed to achieve broad marketing objectives such as brand promotion, awareness, product introductions and online research. Sponsorships allow iVillage.com to cater to the specific goals of advertisers in the areas of impressions, product research, market research, new product launches, list development, product information, repositioning, new account openings, lead generation and transactions. Sponsors also have the opportunity to talk one-on-one with members on the network's message boards, chats, polls and special events, which allows sponsors the opportunity to gain insights into their customers. Our sponsorship arrangements generally have longer terms than typical banner advertising placements, provide for higher CPMs per advertiser and independence from page-views as the sole measure of value. In addition, we occasionally develop extensive content to support the marketing initiatives of advertisers. Our sponsorship agreements can be exclusive and generally are for a period of one to three years.

     We also derive a smaller portion of our sponsorship and advertising revenues from banner advertisements that are prominently displayed at the top of pages throughout the iVillage.com network. From each banner advertisement, viewers can hyperlink directly to the advertiser's own Web site, thus providing the advertiser the opportunity to directly interact with an interested customer.

     During the years ended December 31, 1999, 1998 and 1997, our five largest advertisers accounted for approximately 16%, 17%, and 26% respectively, of our total revenues; however, no advertiser accounted for more than 10% of total revenues. The following is a select list of our advertisers:

AT&T
Charles Schwab & Co.
CNA
First USA
Fuji Photo Film USA
Ford Motor
Glaxo Wellcome
Johnson & Johnson
Kimberly-Clark
Nordstrom.com
PlanetRx.com
PNC Bank
Procter & Gamble
Ralston Purina
Visa
Wal-Mart
Warner Lambert
Westpoint Stevens

                                   MEMBERSHIP

     We believe a large and active membership base is critical to our success. Some features of our Web sites are restricted to members. Membership is free and available to iVillage.com visitors who disclose their names, e-mail addresses, zip codes, ages and gender and choose a member name and password to be used throughout member-only areas. Members form iVillage.com's core audience and are our most valuable users. In 1999, we launched an aggressive member-acquisition campaign, which included the creation of free services and support for members.

     E-mail, instant messaging, community challenges, message boards and chats are examples of members-only benefits. In addition, within the allHealth channel, the personal health report is restricted to members and, within the Parent Soup channel, the pregnancy calendar is restricted to members.

     We recognize the importance of maintaining the confidentiality of member information and have a privacy policy to protect such information. Our current privacy policy is accessible through a link from the iVillage.com home page as well as nearly every Web page on iVillage.com, including the page where a person initially registers for membership. Our current policy is to never sell to any third party any member's personal identifying information such as his or her name or address, unless the member has provided written consent or in certain limited situations. For example, in some situations, we do allow a third-party partner access to database information if it is necessary for the delivery of a member service, such as e-mail. In these instances, the partner has agreed to be bound by our current policy. We do share aggregated member information with third parties, such as average age or geographic dispersion. We also reserve the right to offer members products and services. We may use information revealed by members and information built from user behavior to target advertising, content and e-mail. For instance, we may, on behalf of an advertiser, send e-mail offers to all members from a particular region or target advertisements to all users who frequent a specific area of the site.

                               LAMAZE PUBLISHING

     Lamaze Publishing is used to solidify our leading position in the parenting category. Lamaze Publishing produces advertising-supported educational materials for expectant and new parents and is the exclusive licensee of the LAMAZE mark for use in connection with consumer publications and other communications, which include print, audio, visual and other consumer oriented media, that are commercial in nature. Lamaze Publishing is also the exclusive marketing agent for Lamaze International, Inc., the owner of the LAMAZE family of marks.

     Lamaze is a method of childbirth preparation based on the Lamaze philosophy of birth. The Lamaze philosophy of birth states that birth is "normal, natural and healthy," and "childbirth education empowers women to make informed choices in healthcare, to assume responsibility for their health and trust their inner wisdom".

     Lamaze International was founded by interested parents, childbirth educators and healthcare providers in 1960 to promulgate these ideas. Lamaze Publishing was established as a for-profit company in 1990 to provide childbirth and infant care educational materials.

     During a pregnancy and immediately after the birth of a child, new parents spend substantial amounts of time with childbirth educators and maternity nurses seeking information on healthcare issues, the birth process and infant care. These busy healthcare professionals typically have neither the time nor the resources to create the consumer publications or communications that would assist this process and allow parents to absorb this material at home.

     The Lamaze Publishing business strategy is to provide these consumer publications or communications to childbirth educators and maternity nurses free of charge, and offset the expense incurred by selling print advertising and commercial messages to advertisers who target the young family market.

     Lamaze Publishing publications, used and distributed to parents by childbirth educators and maternity nurses nationwide, include:

     o Lamaze Parents, a prenatal publication used in childbirth education. Topics include prenatal nutrition, the role of the childbirth partner, and the physical and emotional challenges of pregnancy. Childbirth educators distribute Lamaze Parents to expectant parents on the first night of class. This publication reaches an estimated 90% of all first-time expectant parents in the U.S. Lamaze Parents had an average annual circulation of approximately 2,400,000 for 1999.

     o Lamaze Baby, a parenting guide for mothers from the time a child is born through twelve months of life written entirely by healthcare professionals. Lamaze Baby is delivered by maternity nurses to new mothers at the hospital bedside shortly after childbirth. The magazine covers topics that hospital nurses review with new mothers prior to discharge serving as a helpful and time saving tool for nurses in educating mothers about infant care. This publication reaches an estimated 75% of all new U.S. parents. Lamaze Baby had an average annual circulation of approximately 3,000,000 for 1999.

     o Revista Lamaze para Padres, a Spanish language prenatal magazine which reaches more expectant Hispanic mothers than any other title. Childbirth educators distribute Revista Lamaze para Padres to expectant parents on the first night of class. This publication reaches an estimated 85% of Hispanic woman giving birth in the U.S. Revista Lamaze para Padres had an average annual circulation of approximately 600,000 for 1999.

     o "Lamaze You and Your Baby", a 90 minute video textbook providing expectant parents with important instruction on infant care. Childbirth educators distribute to expectant parents the video, which is later returned. The video is distributed yearly to childbirth educators, typically during the first four months of the year. In 1999, approximately 7,800 childbirth educators had ordered approximately 200,000 videos from Lamaze Publishing.

     o "Lo Mejor para Su Bebe", a 60 minute Spanish-language video textbook that provides expectant parents with important instruction on infant care. This video is modeled after "Lamaze You and Your Baby". The video is distributed yearly to childbirth educators, typically during the first four months of the year. In 1999, approximately 4,200 childbirth educators ordered approximately 60,000 videos from Lamaze Publishing.

     o Lamaze Special Delivery, a program offering advertisers the ability to distribute coupons, samples and promotional literature to expectant and new parents. Information to be distributed is polybagged with Lamaze Parents, Lamaze Baby and Revista Lamaze para Padres.

     Lamaze Publishing also owns the Newborn Channel, a satellite television network that instructs mothers in their hospital rooms following birth in over 900 hospitals nationwide and, as of December 31, 1999, reached approximately 2,200,000 new mothers.

                                   E-COMMERCE
OVERVIEW

     We generate commerce revenues by selling products or services that have a high degree of relevance to our members and fit within a content area or provide an opportunity for future content development.

iBABY, iMATERNITY AND PLUSBOUTIQUE

     iBaby offers more than 5,000 products from over 400 manufacturers representing an extensive assortment of products for children under three years of age. The site's comprehensive selection, combined with easy site navigation and time-saving features such as a baby registry, superior product search and a gift-finder service, makes iBaby convenient for new and expectant parents.

     iBaby targets parents through newsletters, message boards, content integration and banner ads. iBaby has distribution agreements with online services such as AOL and Yahoo!. iBaby has also initiated a substantial print advertising campaign in various magazines to increase sales and build brand awareness.

     Online orders are taken 24 hours a day, seven days per week and products are shipped generally within 48 hours of placement of most orders. We recently started handling merchandising, inventory management and order fulfillment for iBaby.

     During 1999, iBaby launched two additional commerce channels, iMaternity and PlusBoutique. iMaternity sells iMaternity brand clothing and products. PlusBoutique sells clothing and products for plus-sized women. All product orders and fulfillment are currently handled by Dan Howard, Inc. All orders for iMaternity and PlusBoutique are taken through its channel on iVillage.com, and iBaby collects the payment for product sales. Lamaze-licensed products are also offered through iBaby and iMaternity.

ASTROLOGY.COM

     Astrology.com is a leading destination for women seeking daily horoscopes, astrology content and personalized forecasts online. Through our network of sites organized by topics of interest to women such as family, love, money and career, Astrology.com provides a timely, personalized experience for the user, stimulates commerce sales of monthly and annual forecasts by subject and creates an advertising environment that is appealing to advertisers due to targeting possibilities within the site and through e-mail communication.

     Astrology.com brings iVillage a content and commerce site that is appealing to our core demographic of women, represents one of the best customer acquisition tools as demonstrated by strong performance in online media, and a vehicle to drive repeat visits to iVillage through the use of daily horoscopes. Astrology.com has also created an interactive commerce system that provides instantaneous, digital astrology reports. The system consists of software which operates the Web site and is capable of generating customized astrology reports based on input from users.

                                   ALLIANCES

     We pursue strategic relationships to increase our access to online customers, build brand recognition and expand our online presence. Historically, we have pursued strategic alliances to reach online customers. We have begun to shift our focus to building offline brand recognition and to increasing our access to offline customers. Our principal strategic alliances and relationships include the following:

MEDIA ARRANGEMENT

     In November 1998, we entered into an advertising and promotional agreement with NBC pursuant to which NBC promotes iVillage.com on television, primarily during prime-time programs, as well as through its Web sites. In March 1999, we amended our November 1998 agreement with NBC to provide for the purchase by us, for cash, of $13.5 million of advertising and promotional spots during 1999 and $8.5 million per year during 2000 and 2001.

SPONSORSHIP ARRANGEMENTS

     We have a number of sponsorship arrangements with leading advertisers and sponsors, including:

     o Charles Schwab & Co.--exclusive sponsorship of all brokerage and mutual fund categories on all of our money, financial or investing related sites.

     o CNA--the first insurer to provide iVillage.com visitors with highly integrated online tools and information regarding life insurance products and services. CNA sponsored a co-branded life insurance center, offering iVillage.com visitors information and quotes for an array of life insurance products.

     o Ford Motor Media--promotion of the sale of Ford automotive products across our Web sites.

     o Fuji Photo Film USA--exclusive sponsorship for the photographic film, disposable camera and digital camera categories throughout our network.

     o General Electric--introduction and promotion of General Electric's Advantium oven directly to its targeted audience.

     o Glaxo Wellcome--exclusive sponsorship for resource centers for smoking cessation, migraine, and asthma that include interactive assessment tools, disease-specific newsletters, and enhanced community support.

     o PNC Bank--exclusive sponsor of certain banking products and services.

     o Ralston Purina--creation of a pet channel and provider of content, experts, customer service and distribution for the pet channel.

     o Warner Lambert--promoting and marketing a range of products.

DISTRIBUTION ARRANGEMENTS

     We consider branding an important aspect of our distribution arrangements and seek distribution relationships where our brand is promoted. We have also entered into distribution and content relationships with a number of major online service companies on the Internet, including:

     o Snap.com--we have the exclusive right to program the content on the front pages of the Health Center, with health-related content from iVillage.com and Snap's Family Center with content from Parent Soup.

     o AOL--some of our icons are placed within the AOL service and we receive guaranteed impressions.

     o Yahoo!--We provide branded content for Yahoo!'s Web site in the areas of programming, diet and fitness, and astrology.

                     SALES, MARKETING AND PUBLIC RELATIONS

SALES

     As of December 31, 1999, we had a direct sales organization, consisting of 15 sales professionals with an average of over 15 years of experience, and 48 sales operations staff. Our sales organization consults regularly with advertisers and agencies on design and placement of its Web-based advertising and the production and management of bridge sites, provides customers with advertising management analysis and focuses on providing a high level of customer satisfaction. Nine professionals concentrate primarily on advertising sales for the Newborn Channel, video products, and print advertising sales. We generally seek to hire individuals with significant experience in selling advertising and pre-existing relationships with advertisers in a variety of media.

MARKETING AND PUBLIC RELATIONS

     We employ a variety of methods to promote the iVillage.com brand and to attract traffic and new members, including advertising on other Internet sites, targeted publications, radio stations, national television, cross promotional arrangements to secure advertising and other promotional considerations. To extend the iVillage.com brand, we have also entered into several strategic alliances with offline partners. Please see "--Alliances". In addition, we leverage other audience building strategies, including working closely with search engine submissions, news group postings and cross-promotion with affinity sites to properly index materials. Our marketing department consisted of 51 marketing professionals as of December 31, 1999.

     Our internal public relations staff oversees a comprehensive public relations program which we believe is a key component of our marketing and brand recognition strategy. Organized into two primary components that promote iVillage and the iVillage.com brand, the program targets a trade/business and consumer audience, respectively. We have also implemented national long-lead consumer initiatives, such as radio media tours, regional broadcast media tours, consumer publicity of our Parent Soup book series and other related activities, and multiple daily media advisories sent to consumer outlets throughout the United States.

     To maximize distribution of our publications and the Newborn Channel, and gain the endorsement of the professional community for these products, we give particular attention to marketing efforts targeted to childbirth educators, maternity nurses and hospitals. A staff of three marketing professionals contacts hospitals for distribution of the Newborn Channel and works with the professional community to maintain distribution levels of our publications and demonstrate how they can be used as teaching tools for expectant parents and new mothers. Our representatives maintain contact with the professional community through trade shows, professional conferences, consumer publication updates and personal sales calls.

OPERATING INFRASTRUCTURE

     Our Internet operating infrastructure has been designed and implemented to support the delivery of millions of page views a day. Web pages are generated and delivered, in response to end-users requests, by any one of more than 45 servers. Key attributes of this infrastructure include the ability to support growth, performance and service availability.

     Our servers run on the Sun Solaris, Microsoft NT and Linux operating systems and use Netscape Enterprise, Apache and Microsoft Corporation's IIS Web server software.

     We maintain all of our production servers at the New Jersey Data Center of Exodus Communications, Inc., Verio, Inc. in San Francisco, California and the San Diego Data Center of AT&T CERFnet. Our operations are dependent upon these companies' ability to protect their respective systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins and other events.

     Exodus, Verio and AT&T CERFnet provide comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week. Each of these companies provides the means of connectivity for our servers to end-users via the Internet through multiple connections. Each facility is powered by multiple uninterruptible power supplies.

     All of our production data, except Astrology.com, are copied to backup tapes each night and stored at a third party, off-site storage facility. Astrology.com's production data is backed up on a daily basis to local storage. We are in the process of developing a comprehensive disaster recovery plan to respond to system failures. We keep all of our production servers behind firewalls for security purposes and do not allow outside access, at the operating systems level, except via special secure channels. Strict password management and physical security measures are followed. Computer emergency response team alerts are read, and, where appropriate, recommended action is taken to address security risks and vulnerabilities. From time to time, we use the services of third party computer security experts and penetration tests have been performed to help improve security.

     Our Web sites must accommodate a high volume of traffic and deliver frequently updated information. Components or features of our Web sites have in the past suffered outages or experienced slower response times because of equipment or software downtime. This has not had a material effect on our business.

     Broadcasting of the Newborn Channel to hospitals originates from a laser disc system operated by Group W Network Services, from Group W's facility in Stamford, Connecticut. The system provides an uplink signal to a satellite operated by PanAmSat. The signal is received through a satellite dish at each hospital and distributed to patients' rooms. Group W handles installation and service of all hospital receiving equipment. We maintain business interruption insurance in the event programming is interrupted over the designated satellite.

                                  COMPETITION

     The market for members, visitors and Internet advertising is new and rapidly evolving, and competition for members, visitors and advertisers is intense and is expected to increase significantly in the future. With no substantial barriers to entry, we expect that competition will continue to intensify.

     We believe that the primary competitive factors in creating community on the Internet are:

     o functionality;

     o brand recognition;

     o member affinity and loyalty;

     o demographic focus;

     o variety of value-added services;

     o ease-of-use;

     o quality of service; and

     o reliability and critical mass.

     Other companies or sites which are primarily focused on targeting women online include Women.com Networks, Oxygen.com and condenet.com, as well as Web sites targeted to categories such as health. We also compete with e-commerce companies targeting children less than three years of age such as eToys, Inc. and its wholly-owned subsidiary, BabyCenter, Inc. We will likely also face competition in the future from:

     o developers of Web directories;

     o search engine providers;

     o content sites;

     o commercial online services;

     o sites maintained by Internet service providers; and

     o other entities that attempt to or establish communities on the Internet by developing their own or purchasing one of our competitors.

     In addition, we could face competition in the future from traditional media companies, a number of which, including Disney, CBS and NBC, have recently made significant acquisitions of or investments in Internet companies. Further, there can be no assurance that our competitors and potential competitors will not develop communities that are equal or superior to ours or that achieve greater market acceptance than our community.

     We also compete with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers and advertising revenues. We believe that the principal competitive factors in attracting advertisers are:

     o the amount of traffic on our Web sites;

     o brand recognition;

     o the demographics of our members and visitors;

     o our ability to offer targeted audiences; and

     o the overall cost-effectiveness of the advertising medium offered by us.

     We believe that the number of Internet companies relying on Web-based advertising revenues will increase greatly in the future. Accordingly, we will likely face increased competition, which could in turn have a material adverse effect on our business, results of operations and financial condition.

     Many of our current and potential competitors, including developers of Web directories and search engines and traditional media companies, have:

     o longer operating histories;

     o significantly greater financial, technical and marketing resources;

     o greater name recognition; and

     o larger existing customer bases.

     These competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers. There can be no assurance that Internet content providers and Internet service providers, including developers of Web directories, search engines, sites that offer professional editorial content and commercial online services, will not be perceived by advertisers as having more desirable Web sites for placement of advertisements. In addition, many of our current advertising customers and strategic partners also have established collaborative relationships with certain of our competitors or potential competitors, and other high-traffic Web sites. Accordingly, there can be no assurance that:

     o we will be able to grow our membership, traffic levels and advertiser customer-base at historical levels;

     o we will be able to retain our current members, traffic levels or advertiser customers;

     o competitors will not experience greater growth in traffic as a result of these relationships which could have the effect of making their Web sites more attractive to advertisers; or

     o our strategic partners will not sever or will elect not to renew their agreements with us.

     Several major publishing companies produce products that are directly competitive with our magazines. Time Warner, Gruner and Jahr and Primedia all publish various pre- and post-natal publications. Disney Publishing and Children's Television Workshop also publish general parenting magazines. All of these publishers have substantially greater marketing, research and financial resources than us. We compete by emphasizing the highly targeted nature of our audience, product quality and the fact that our publications are used as teaching tools by professionals, and the credibility and trust parents place in the Lamaze brand name.

     While our Lamaze Publishing instructional videos and the Newborn Channel currently have no direct competitors, advertisers in this marketplace are heavy users of daytime network television and cable television networks targeted to young parents. The broadcasting companies that provide such opportunities have invested substantial amounts in programming, sales and marketing and are much better-known to advertisers than Lamaze Publishing and the Newborn Channel. To compete, Lamaze Publishing and the Newborn Channel must convince them that advertising recall and effectiveness obtained in an educational or hospital setting is superior to that of traditional broadcasting.

     There can be no assurance that we will be able to compete successfully against our current or future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, results of operations and financial condition.

           INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND DOMAIN NAMES

     We regard our copyrights, service marks, trademarks, trade names, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, independent contractors, partners and others to protect our proprietary rights. We pursue the registration of our trademarks and service marks in the United States, and have applied for and obtained registration in the United States for certain of our trademarks and service marks, including "iVillage". Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online.

     We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our brand is maintained by these licensees, there can be no assurance that the licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert claims of infringement of intellectual property or alter proprietary rights against us.

     We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third parties by us and our licensees. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Further, if these claims are successful, we may be required to change our trademarks, alter our content, alter our site format and pay financial damages. There can be no assurance that these changes of trademarks, alteration of content or format or payment of financial damages will not adversely affect our business, results of operations and financial condition.

     We filed a service mark application for the mark "PARENTSPLACE.COM". On July 22, 1998, Jewish Family and Children's Services filed a Notice of Opposition in the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office. On January 22, 1999, we filed an Answer to the Notice of Opposition, denying that there was any likelihood of confusion between our mark, "PARENTSPLACE.COM", and the mark used by

Children's Services. Children's Services has proposed a resolution of this dispute that would allow us to continue using the mark "PARENTSPLACE.COM". Although we are currently engaged in settlement negotiations with Children's Services, there can be no assurance that a resolution can be achieved or that Children's Services will not be successful in the Opposition proceeding, thus preventing us from securing a federal registration to the mark "PARENTSPLACE.COM". Further, there can be no assurance that Children's Services will not assert a claim to trademark rights against us in the future with respect to the use of "PARENTSPLACE.COM" or "PARENTSPLACE", either as currently used or as developed in the future. We are not able at this time to evaluate the likelihood of an unfavorable outcome in the event such claims are asserted, or to estimate the amount or range of potential loss.

     We may be required to obtain licenses from others to refine, develop, market and deliver new services. There can be no assurance that we will be able to obtain any license on commercially reasonable terms or at all or that rights granted pursuant to any licenses will be valid and enforceable.

                                HUMAN RESOURCES

     As of March 10, 2000, we employed 414 full-time employees, of whom 111 were in sales and marketing, 88 were in editorial and community, 89 were in administration and customer service, and 126 were in technology, operations and support. As we continue to grow and introduce more products, we expect to hire more personnel, particularly in the areas of product development and sponsorship. None of our current employees are represented by a labor union or is the subject of a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 2.  PROPERTIES

     We are headquartered in New York, New York, where we currently occupy an aggregate of approximately 43,650 square feet of space. We lease space in two buildings located across the street from each other. We lease one floor at 170 Fifth Avenue, which is approximately 3,650 square feet. The lease expires on May 31, 2000. We lease two floors at 149 Fifth Avenue, which are each approximately 10,000 square feet. The lease expires on June 30, 2001. We have a third lease at 212 Fifth Avenue for approximately 20,000 square feet of space. The lease expires on June 30, 2000. In March 2000, we entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which we plan to consolidate our New York City operations upon expiration of our existing leases.

     We also lease a sales office which is located at 645 North Michigan Avenue, Chicago, Illinois. The lease is on a month-to-month basis.

     iBaby is currently leasing approximately 74,000 rentable square feet at a facility located at 6910 Carroll Road in San Diego, California for use as general office, administrative, storage, warehousing and distribution. The lease is for a term of 24 months with the right to extend the lease term for an additional 5 years.

     Lamaze Publishing subleases approximately 10,300 square feet of space at 9 Old Kings Highway, Darien, Connecticut. The sublease expires on June 30, 2001.

     Astrology.com leases approximately 7,400 square feet of space in San Francisco, California. The lease expires in November 2002.

ITEM 3. LEGAL PROCEEDINGS

     On January 8, 1999, a complaint was filed in the Chancery Court for Williamson County, Tennessee by a former employee against us and three of our officers. The complaint was subsequently amended to withdraw all claims against two of those officers. The complaint alleged breach of an alleged employment agreement and fraudulent inducement to accept a job in New York and to move from Tennessee to New Jersey. In addition to unspecified damages, the complaint sought an award of options to purchase 100,000 shares of common stock.

     On January 29, 1999, the case was removed from the Chancery Court to the U.S. District Court for the Middle District of Tennessee. On March 12, 1999, the U.S. District Court for the Middle District of Tennessee issued a ruling transferring the case to the U.S. District Court for the Southern District of New York. In addition, on August 11, 1999, the plaintiff filed a complaint with the Equal Employment Opportunity Commission alleging gender discrimination in connection with his termination of employment. Further, on January 14, 2000, two complaints were filed against us by two former employees. The complaints, among other things, alleged breach of an alleged employment agreement and fraud in connection with an alleged promise of stock options. The complaints sought an unspecified amount of actual and punitive damages.

     Each of these matters was settled in March 2000 for a combination of cash and stock options that in the aggregate will not have a material adverse effect on our business, financial condition or results of operations.

     We are not currently subject to any other material legal proceedings other than as set forth in "Item 1. Business--Intellectual Property, Proprietary Rights and Domain Names". We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our 1999 Annual Meeting of Stockholders was held on December 15, 1999. In the election of directors, the three director nominees were elected with the following votes:

                                                                           NUMBER OF VOTES
                                                                       -----------------------
NOMINEE                                                                   FOR         WITHHELD
--------------------------------------------------------------------   ----------     --------
Alan Colner.........................................................   22,220,861      51,819
Lennert J. Leader...................................................   22,220,992      51,688
Michael Levy........................................................   22,220,220      52,460

     The stockholders voted in favor of adoption of our Amended and Restated 1999 Employee Stock Option Plan and the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ended December 31, 1999 as follows:

                                                                                 NUMBER OF VOTES
                                                                --------------------------------------------------
                                                                   FOR          AGAINST      ABSTAIN     NON-VOTE
                                                                ----------     ---------     -------     ---------
Approval of Adoption of Amended and Restated 1999 Employee
  Stock Option Plan..........................................   16,123,787     2,104,505      21,328     4,023,060
Ratification of Appointment of Auditors......................   22,243,033        15,685      13,962            --

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the Nasdaq National Market since
March 19, 1999 and trades under the symbol "IVIL". Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

     1999                                                                                        HIGH       LOW
-----------------------------------                                                             -------    ------
First Quarter (from March 19, 1999)..........................................................   $104.63    $70.75
Second Quarter...............................................................................   $113.75    $33.38
Third Quarter................................................................................   $ 62.75    $28.06
Fourth Quarter...............................................................................   $ 34.50    $20.25

     On March 15, 2000, the closing sales price of our common stock was $26.00 per share. There were 397 holders of record as of March 15, 2000.

     We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements and other financial information included elsewhere in this Form 10-K. iVillage acquired ParentsPlace.com, Inc. in December 1996, Health ResponseAbility Systems, Inc. in May 1997, the majority interest and remaining minority interest in iBaby in April 1998 and March 1999, respectively, Astrology.Net in February 1999, OnLine Psych in June 1999, and Lamaze Publishing and Family Point in August 1999. The financial data reflect the results of operations of these subsidiaries since their dates of acquisition. For the year ended December 31, 1998, a portion of the net loss for iBaby, Inc. attributable to minority stockholders is included as a reduction to net loss.

                                                                                                       JULY 1, 1995
                                                                                                       (INCEPTION)
                                                                 YEAR ENDED DECEMBER 31,                   TO
                                                       --------------------------------------------    DECEMBER 31,
                                                         1999         1998        1997       1996         1995
                                                       ---------    --------    --------    -------    ------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues............................................   $  44,561    $ 15,012    $  6,019    $   732      $     --
Cost of revenues....................................      21,768      12,403       5,530      3,468           508
                                                       ---------    --------    --------    -------      --------
Gross margin........................................      22,793       2,609         489     (2,736)         (508)
                                                       ---------    --------    --------    -------      --------
OPERATING EXPENSES:
Product development and technology..................       6,081       2,118       2,076      1,053           121
Sales and marketing.................................      66,845      28,523       8,771      2,709           329
General and administrative..........................      17,879      10,612       7,841      3,104           656
Depreciation and amortization.......................      29,312       5,683       2,886        109            17
                                                       ---------    --------    --------    -------      --------
  Total operating expenses..........................     120,117      46,936      21,574      6,975         1,123
                                                       ---------    --------    --------    -------      --------
Loss from operations................................     (97,324)    (44,327)    (21,085)    (9,711)       (1,631)
Interest income (expense), net......................       4,085         591        (216)        28            (7)
Other income (expense), net.........................         238          --          --         --            --
Loss on sale of Web site(1).........................          --        (504)         --         --            --
Minority interest...................................          --         586          --         --            --
                                                       ---------    --------    --------    -------      --------
Net loss............................................     (93,001)    (43,654)    (21,301)    (9,683)       (1,638)
Preferred stock deemed dividend.....................     (23,612)         --          --         --            --
                                                       ---------    --------    --------    -------      --------
Net loss attributable to common stockholders........   $(116,613)   $(43,654)   $(21,301)   $(9,683)     $ (1,638)
                                                       ---------    --------    --------    -------      --------
                                                       ---------    --------    --------    -------      --------
  Basic and diluted net loss per share..............   $   (5.58)   $ (21.11)   $ (13.65)   $ (8.90)     $  (1.51)
                                                       ---------    --------    --------    -------      --------
                                                       ---------    --------    --------    -------      --------

                                                                                                       JULY 1, 1995
                                                                                                       (INCEPTION)
                                                                 YEAR ENDED DECEMBER 31,                   TO
                                                       --------------------------------------------    DECEMBER 31,
                                                         1999         1998        1997       1996         1995
                                                       ---------    --------    --------    -------    ------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Weighted average shares of common stock outstanding
  used in computing basic and diluted net loss per
  share.............................................      20,901       2,068       1,561      1,087         1,083
                                                       ---------    --------    --------    -------      --------
                                                       ---------    --------    --------    -------      --------
Pro forma basic and diluted net loss
  per share(2)......................................   $   (4.85)
                                                       ---------
                                                       ---------
Shares of common stock used in computing pro forma
  basic and diluted net loss per share(2)...........      24,060
                                                       ---------
                                                       ---------

------------------
(1) Please see note 5 to iVillage's consolidated financial statements.

(2) Please see note 2 to iVillage's consolidated financial statements.

                                                                           YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------
                                                             1999         1998        1997       1996       1995
                                                           ---------    --------    --------    -------    -------
                                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...............................   $ 106,010    $ 30,825    $  4,335    $ 2,102    $   162
Working capital (deficit)...............................      90,752      19,919       1,114      1,006       (715)
Total assets............................................     312,748      45,721      16,236      4,997        275
Long-term liabilities...................................          --          --         139         --         --
Stockholders' equity (deficit)..........................     283,850      32,022      10,522      3,259       (629)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and the other financial information appearing elsewhere in this Form 10-K. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties.

OVERVIEW

     The iVillage network, iVillage.com, provides an easy-to-use, comprehensive online network of sites tailored to the interests and needs of women using the Internet. iVillage.com consists of 17 content specific channels organized by subject matter and several shopping areas. The channels cover leading topics of interest to women online, such as family, health, work, money, food, computers, relationships, shopping, travel, pets and astrology. We facilitate channel usage by providing common features and functionality within each channel, including experts, chats, message boards and services.

     To date, our revenues have been derived primarily from the sale of sponsorship and advertising contracts. Sponsorship and advertising revenues constituted 79% and 83% of total revenues for the years ended December 31, 1999 and 1998, respectively.

     Sponsorship revenues are derived principally from contracts ranging from one to three years. Sponsorships are designed to support broad marketing objectives, including brand promotion, awareness, product introductions and online research. Sponsorship agreements typically include the delivery of impressions on our Web sites and occasionally the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include banner advertisements, links, buttons or other text or images. Sponsorship revenues are recognized ratably in the period in which the advertisement is displayed, provided that none of our significant obligations remain and the collection of the receivable is reasonably assured, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight line basis over the term of the contract. Accordingly, to the extent that minimum guaranteed impressions are not met, we defer recognition of the corresponding revenues until the guaranteed impressions are met.

     As part of our sponsorship deals, certain sponsors who also sell products provide us with a commission on sales of their products generated through our Web site. To date, these amounts have been immaterial.

     Advertising revenues are derived principally from short-term advertising contracts in which we typically guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant iVillage obligations remain and the collection of the receivable is probable, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Advertising rates, measured on a cost per thousand impressions basis, or CPMs, are dependent on whether the impressions are for general rotation throughout our Web sites or for targeted audiences and properties within specific areas of iVillage.com.

     Sponsorship and advertising revenues also include barter revenues, which represent exchanges by us of advertising space on our Web sites for reciprocal advertising space or traffic on other Web sites. Revenues from these barter transactions are recorded as advertising revenues at the estimated fair value of the advertisements delivered, unless the fair value of the goods and services received is more objectively determinable, and are recognized when the advertisements are run on iVillage.com and its affiliated properties. Barter expenses are recognized at the value of advertisements received when our advertisements are run on the reciprocal Web sites or properties, which is typically in the same period as when the advertisements are run on iVillage.com. Barter expenses are included as part of sales and marketing expenses. We do not receive cash for the advertisements delivered, nor do we pay for the advertisements received. Typically, these barter transactions have no impact on our cash flows and results of operations. Barter transactions enable us to continue to build strong brand recognition as part of our overall business strategy without expending cash resources. Revenues from barter transactions represented approximately 7% and 20% of total revenues for the years ended December 31, 1999 and 1998, respectively. We anticipate that barter revenues will continue to increase in the future although they will decrease as a percentage of total revenues.

     With the acquisition of Lamaze Publishing, we generate additional revenues through advertising placements in its publications, videos, Newborn Channel satellite broadcasts and e-commerce opportunities. In addition, revenues are expected to be generated through a sampling and coupon program which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant mothers.

     Commerce revenues are derived principally from sales through iBaby, iMaternity, PlusBoutique, and Astrology.com where we are the direct retailer. Commerce revenues received from iBaby consist of the sale of baby-related products, including strollers, high chairs, bedding, toys and accessories. iBaby takes all orders for iBaby products, collects the payment and ships the items to the customer. The inventory and services agreement between iBaby and Kid's Warehouse, iVillage's former joint venture partner in iBaby, has terminated and iBaby has become responsible for all merchandising, inventory management and order fulfillment functions. In order to fulfill these functions, we recently signed a two year lease for approximately 40,000 square feet of warehouse space for iBaby at a facility located in San Diego, California. Additionally, we exercised an option to lease an additional 34,307 square feet of warehouse space. Our failure to assume effectively and in a timely manner the merchandising, inventory management and order fulfillment functions has and could result in the disruption of the operations of iBaby, including shipment delays.

     Commerce revenues received from iMaternity consist of the sale of maternity clothing and products through its Web site. Additionally, the commerce revenues received from PlusBoutique consist of the sale of clothing and products for plus-sized women through its web site. All orders for iMaternity and PlusBoutique products are taken through its channel on the iBaby Web site, and iBaby collects the payment for product sales. The fulfillment of all product orders for iMaternity and PlusBoutique are handled by Dan Howard, Inc. Revenues from Astrology.com consist of the sale of astrological charts and other related products to visitors to the Astrology.com Web site. We recognize revenues from iBaby, iMaternity, PlusBoutique and Astrology.com product sales, net of any discounts, when products are shipped to customers and the collection of the receivable is reasonably assured.

     Recently, we received fees from the licensing of portions of our content in connection with the PlanetRx.com relationship. Such fees are recognized on a straight-line basis over the life of the contract.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations expressed as a percentage of total revenues:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                          ------------------------
                                                                                          1999      1998      1997
                                                                                          ----      ----      ----
Revenues...............................................................................    100%      100%      100%
                                                                                          ----      ----      ----
Cost of revenues.......................................................................     49        83        92
                                                                                          ----      ----      ----
Gross margin...........................................................................     51        17         8
                                                                                          ----      ----      ----
Operating expenses:
  Product development and technology...................................................     14        14        34
  Sales and marketing..................................................................    150       190       146
  General and administrative...........................................................     40        71       130
  Depreciation and amortization........................................................     66        38        48
                                                                                          ----      ----      ----
     Total operating expenses..........................................................    270       313       358
                                                                                          ----      ----      ----
Loss from operations...................................................................   (218)     (295)     (350)
                                                                                          ----      ----      ----
                                                                                          ----      ----      ----
Net loss...............................................................................   (209)%    (291)%    (354)%
                                                                                          ----      ----      ----
                                                                                          ----      ----      ----

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

REVENUES

     Revenues were $44.6 million for the year ended December 31, 1999, which represented an increase of 197%, when compared with 1998. The increase in revenues was primarily due to our ability to generate significantly higher sponsorship and advertising revenues during 1999, the acquisition of Lamaze Publishing, as well as the development of our commerce strategy through our investments in iBaby and Astrology.com. Sponsorship, advertising and other revenues were $35.2 million for the year ended December 31, 1999, compared to $12.5 million for 1998. The increase in sponsorship, advertising and other revenues was primarily due to an increase in the number of impressions sold and an increase in the number of sponsors advertising on our Web sites during 1999. Sponsorship, advertising and other revenues accounted for approximately 79% of total revenues for the year ended December 31, 1999. Commerce revenues accounted for $9.4 million, or 21% of total revenues, for the year ended December 31, 1999, compared to $2.6 million, or 17% of total revenues, for 1998. The increase in commerce revenues was primarily due to the acquisition of Astrology.Net in February 1999 and the purchase of the remaining interest in iBaby in March 1999, as well as the launch of the iMaternity and PlusBoutique online stores during the period.

     Although no one advertiser accounted for greater than 10% of total revenues for the year ended December 31, 1999, our five largest advertisers accounted for 16% of total revenues.

     Included in sponsorship and advertising revenues are barter transactions which accounted for approximately 7% of total revenues for the year ended December 31, 1999, compared to 20% for 1998.

COST OF REVENUES

     The principal elements of cost of advertising, sponsorship and other revenues for our Internet operations are content costs, payroll and related expenses for the editorial staff, Web site design and production staff and the cost of communications and related expenses necessary to support our Web sites. Cost of commerce revenues consist primarily of the cost of products sold to customers and outbound and inbound shipping and handling costs. Cost of advertising, sponsorship and other revenues was $13.9 million, or 40% of advertising, sponsorship and other revenues, for the year ended December 31, 1999. Cost of advertising, sponsorship and other revenues was $10.2 million, or 82% of advertising, sponsorship and other revenues, for 1998. Cost of advertising, sponsorship and other revenues, as a percentage of these revenues, decreased during the year ended December 31, 1999 due to the significant growth in advertising and sponsorship revenues over the prior period. Cost of commerce revenues was $7.8 million, or 84% of commerce revenues, for the year ended December 31, 1999, compared to $2.2 million, or 85% of commerce revenues, for 1998. The cost of commerce revenues as a percentage of total revenues remained consistent with the prior year, due to a free shipping program initiated by us during the third quarter of 1999, and certain one time costs associated with the new warehouse.

OPERATING EXPENSES

     PRODUCT DEVELOPMENT AND TECHNOLOGY. Product development and technology expenses consist primarily of salaries, payroll taxes and benefits and related expenditures for support, technology, software development and operations personnel. Product development and technology expenses for the year ended December 31, 1999 were approximately $6.1 million, or 14% of total revenues. Product development and technology expenses were $2.1 million, or 14% of total revenues, for 1998. The increase was primarily attributable to additional personnel costs related to creating and testing new channel concepts and tools to be used throughout our network of Web sites.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of costs related to distribution agreements, salaries, payroll taxes and benefits for sales and marketing personnel, commissions, advertising and other marketing-related expenses and distribution facility expenses related to the iBaby operations. Distribution facility expenses consist primarily of payroll and related expenses for personnel engaged in marketing, customer service and distribution activities as well as equipment and supplies. Sales and marketing expenses for the year ended December 31, 1999 were approximately $66.8 million, or 150% of total revenues. Sales and marketing expenses were $28.5 million, or 190% of total revenues, for 1998. The dollar increase in sales and marketing expenses was primarily attributable to our $28.5 million marketing campaign and our advertising campaign on the Internet and television in accordance with our agreement with NBC. Sales and marketing expenses as a percentage of revenues decreased between 1998 and 1999 as a result of the growth in revenues.

     Included in sales and marketing are barter transactions which amounted to approximately 7% of total revenues during the year ended December 31, 1999, compared to 20% of total revenues during 1998.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, payroll taxes and benefits and related costs for general corporate overhead, including executive management, finance, facilities, and legal and other professional fees. General and administrative expenses for the year ended December 31, 1999 were $17.9 million, or 40% of total revenues. For 1998, general and administrative expenses were $10.6 million, or 71% of total revenues. The increase in general and administrative expenses between 1998 and 1999 was primarily due to an increase in salaries and benefits, recruiting costs and facilities expenses resulting from an increase in the number of personnel hired to support the growth of our business. General and administrative expenses decreased as a percentage of total revenues as a result of the growth in revenues in the year ended December 31, 1999 compared to 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the year ended December 31, 1999 were $29.3 million, or 66% of total revenues. For 1998, depreciation and amortization expenses were $5.7 million, or 38% of total revenues. The dollar increase between 1998 and 1999 was primarily attributable to increased amortization expense resulting from our acquisitions of iBaby, Astrology.Net, OnLine Psych, Lamaze Publishing, and Family Point, as well as depreciation on a greater base of fixed assets owned by us during 1999.

INTEREST INCOME, NET

     Interest income, net includes interest income from our cash balances and interest expenses related to our financing obligations. Interest income, net for the year ended December 31, 1999 was $4.1 million, or 9% of total revenues. For 1998, interest income, net was $.6 million, or 4% of total revenues. The increase between 1998 and 1999 was primarily due to higher average net cash and cash equivalents balances resulting primarily from the cash received from our initial public offering of common stock in March 1999, and secondary offering of common stock in October 1999.

NET LOSS

     We recorded a net loss of $116.6 million, or $5.58 per share, for the year ended December 31, 1999. The net loss per share for the year ended December 31, 1999 includes a deemed dividend of $23.6 million incurred as a result of the difference between the purchase price of the series E convertible preferred stock sold to NBC during the first quarter of 1999, and the fair market value on the date of issuance. For 1998, we recorded a net loss of $43.7 million.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

REVENUES

     Revenues increased 149% to $15.0 million for the year ended December 31, 1998, from $6.0 million for the year ended December 31, 1997. The increase in revenues was primarily due to our ability to generate significantly higher sponsorship and advertising revenues, and the development of our commerce strategy through the investment in iBaby. Sponsorship, advertising and other revenues increased $6.4 million primarily as a result of a higher number of impressions sold and additional sponsors advertising on our Web sites. Commerce revenues accounted for $2.6 million in 1998, with no revenues in 1997. During 1998, we expanded our sales force and the number of impressions available on our Web sites increased as additional channels were launched and additional content was produced. Sponsorship and advertising revenues accounted for approximately 83% and 93% of revenues for the years ended December 31, 1998 and 1997, respectively. Commerce revenues accounted for approximately 17% of revenues for the year ended December 31, 1998, with no such revenues for the comparable period in 1997.

     Although no one advertiser accounted for greater than 10% of total revenues for the year ended December 31, 1998, our five largest advertisers accounted for 17% of total revenues for the year. At December 31, 1998, one advertiser accounted for 11% of net accounts receivable due to a significant invoice billed close to year-end. Although our five largest sponsorship and advertising customers accounted for 26% of total revenues for the year ended December 31, 1997, no one advertiser accounted for greater than 10% of total revenues. At December 31, 1997, one customer accounted for approximately 31% of the net accounts receivable balance due to a significant invoice billed close to year-end. A large portion of the invoice was recorded as deferred revenue and recognized as revenue in 1998, when the services were provided. Included in sponsorship and advertising revenues are barter transactions which accounted for approximately 20% and 10% of total revenues for the years ended December 31, 1998 and 1997, respectively. Barter revenues increased as a percentage of revenues because of the development of barter as a viable vehicle for online advertising in the industry.

COST OF REVENUES

     Cost of advertising, sponsorship and other revenues was $10.2 million and $5.5 million, or 82% and 92% of advertising, sponsorship and other revenues, for the years ended December 31, 1998 and 1997, respectively. Cost of advertising, sponsorship and other revenues, as a percentage of these revenues, decreased during the year ended December 31, 1998 when compared to the year ended
December 31, 1997 due to the significant growth in advertising and sponsorship revenues over the prior period. Cost of commerce revenues was $2.2 million, or 85% of commerce revenues, for the year ended December 31, 1998. There were no cost of commerce revenues for the year ended December 31, 1997. Cost of commerce revenues, as a percentage of these revenues, increased during the year ended December 31, 1998 when compared to the year ended December 31, 1997 due to our joint venture with iBaby in 1998.

OPERATING EXPENSES

     PRODUCT DEVELOPMENT AND TECHNOLOGY. Product development and technology expenses for the years ended December 31, 1998 and 1997, were approximately $2.1 million, or 14% of total revenues, and $2.1 million, or 34% of total revenues, respectively. The decrease in product development and technology cost, as a percentage of total revenues, is due to the significant growth in total revenues for the year ended December 31, 1998 as compared to the year ended December 31, 1997.

     SALES AND MARKETING. Sales and marketing expenses increased to $28.5 million, or 190% of revenues, for the year ended December 31, 1998, from $8.8 million, or 146% of revenues, for the year ended December 31, 1997. The dollar increase in sales and marketing expenses was primarily due to expanded distribution agreements which increased by about $6.3 million, increases in advertising expenses related to our branding campaign of $5.4 million on the Internet, television and in print and higher advertising and sales personnel expenses of about $3.0 million. We invested heavily in distribution arrangements during the year ended December 31, 1998. These distribution agreements, with major Web search and retrieval and other online service companies, generally range from one to two years and include the placement of promotional features or textual links to our sites. Sales and marketing expenses as a percentage of revenues increased due to our branding campaign, increased distribution agreements and additional personnel in our sales department. Included in sales and marketing expenses are barter transactions, which accounted for approximately 10% and 7% of sales and marketing expenses for the years ended December 31, 1998 and 1997, respectively.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $10.6 million, or 71% of revenues, for the year ended December 31, 1998, from $7.8 million, or 130% of revenues, for the year ended December 31, 1997. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits, recruiting costs and facilities expenses resulting from an increase in the number of personnel hired during the year to support the growth of our business. General and administrative expenses decreased as a percentage of total revenues because of the growth in revenues relative to the growth in our general and administrative expenses. This is due to the development of our infrastructure in 1997 which was necessary for future growth of revenues.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $5.7 million, or 38% of revenues, for the year ended December 31, 1998 from $2.9 million, or 48% of revenues, for the year ended December 31, 1997. The dollar increase was primarily attributable to increased depreciation of $1.2 million resulting from purchases of fixed assets of approximately $6.3 million and increased amortization expense of $1.6 million due to the Health ResponseAbility Systems acquisition in May 1997.

INTEREST INCOME (EXPENSE), NET

     Interest income (expense), net includes interest income from our cash balances and interest expense related to our financing obligations, including non-cash expenses related to the issuance of warrants associated with a bridge financing in 1997. Interest income (expense), net improved to an income of $0.6 million for the year ended December 31, 1998, from an expense of $0.2 million for the year ended December 31, 1997. This increase was primarily due to a higher average net cash and cash equivalents balance from the issuance of preferred and common stock during 1998.

MINORITY INTEREST

     Minority interest represents the portion of the net loss of iBaby attributable to minority stockholders. On March 25, 1999, we completed our purchase of all of the outstanding shares of iBaby held by the minority stockholders of iBaby.

INCOME TAXES

     As of December 31, 1999, we had approximately $136 million of net operating loss carryforwards for federal tax reporting purposes available to offset future taxable income. Our federal net operating loss carryforwards expire beginning in 2010. Certain future changes in the share ownership of iVillage, as defined in the Tax Reform Act of 1986, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of our earnings history.

RECENT EVENTS

     UNILEVER. On February 15, 2000, iVillage and Unilever announced the formation of an independently managed company to provide women with a highly focused community, an array of interactive, customized online services, beauty and personal care products and personalized product recommendations. Unilever and iVillage plan to provide an aggregate $200 million in cash, intellectual property, marketing and other resources. Unilever will provide capital as well as sponsorship and promotional initiatives. iVillage will provide its Beauty channel, capital, intellectual property, services and promotion.

LIQUIDITY AND CAPITAL RESOURCES

     Until our initial public offering in March 1999, which raised net proceeds of $91.4 million, we financed our operations primarily through the private placement of our convertible preferred stock. As of December 31, 1999, we had approximately $106.0 million in cash and cash equivalents. On November 3, 1999, we consummated a secondary offering of 2,700,000 shares of common stock and received net proceeds of $70.8 million.

     Net cash used in operating activities increased to $57.5 million for the year ended December 31, 1999 from $32.3 million for the year ended December 31, 1998. The increase in net cash used in operating activities resulted primarily from increased net losses and other assets, offset by an increase in deferred revenue and depreciation and amortization expenses. The increased net loss was primarily due to the continued investment in establishing the iVillage brand on the Internet through further investment in content and technology and the commencement of our $28.5 million marketing campaign. Net cash used in operating activities amounted to $15.3 million for the year ended December 31, 1997. The increase in net cash used from 1997 to 1998 resulted primarily from increasing net losses, offset by the timing of payable settlements and increased depreciation and amortization expense.

     Net cash used in investing activities was $34.2 million in the year ended December 31, 1999. This compares to net cash used in investing activities of $5.8 million and $6.9 million for the years ended December 31, 1998 and 1997, respectively. The increase in net cash used in investing activities from 1998 to 1999 resulted primarily from the acquisitions of iBaby and Astrology.Net in the first quarter of 1999, the acquisitions of OnLine Psychological Services, Inc and Code Stone Technologies, Inc. during the second quarter of 1999, and the acquisitions of Lamaze Publishing and Family Point Inc. in August 1999. Net cash used in investing activities decreased from 1997 to 1998, primarily from increased purchases of property and equipment and the $2.6 million cash portion of the acquisition of our health channel in 1997.

     Net cash provided by financing activities amounted to $166.9 million for the year ended December 31, 1999, compared to $64.5 million for the year ended December 31, 1998. The increase was primarily due to the receipt of $91.4 million of net proceeds from our initial public offering in March 1999, and $70.8 million of net proceeds from our secondary public offering consummated in November 1999. Net cash provided by financing activities was $24.4 million for 1997. The increase from 1997 to 1998 was primarily due to $65.3 million of net cash proceeds from the sale of shares of our series E convertible preferred stock, series D convertible preferred stock, and common stock as compared to the $24.8 million of net cash proceeds from the sale of shares of our series C convertible preferred stock in 1997, inclusive of convertible notes.

     On August 2, 1999, we announced a $40 million marketing campaign, $28.5 million of which was incremental to our existing plan, which commenced in the third quarter of 1999 and will run through 2000. In addition, on September 3, 1999, we paid $7.5 million to PlanetRx.com for 37,103 shares of series D preferred stock of PlanetRx.com. However, we separately received $7.5 million from PlanetRx.com in a content license agreement and have entered into a $15.0 million sponsorship agreement with them. We recently signed a two year lease for approximately 40,000 square feet of warehouse space for iBaby at a facility located in San Diego, California. Additionally, we exercised an option to lease an additional 34,307 square feet of warehouse space.

     As of September 28, 1999, we entered into a financial advisory agreement with Allen & Company Incorporated pursuant to which Allen & Company will act as our financial advisor with respect to various matters from time to time. We paid Allen & Company $300,000 upon execution of the agreement. In February 2000, we executed an amendment to the agreement which extended its term to September 28, 2000 and set forth additional fees payable to Allen & Company upon their provision of certain services to us.

     Our capital requirements depend on numerous factors, including:

     o market acceptance of our services;

     o the amount of resources we devote to investments in the iVillage.com network, including acquisition of other entities;

     o the resources we devote to marketing; and

     o the resources we devote to selling our services and brand promotions.

     We have experienced a substantial increase in our expenditures since our inception. The increase in expenditures is consistent with the growth in our operations and staffing. We anticipate we will continue to evaluate possible investments in businesses, products and technologies, and continue to expand our sales and marketing programs and conduct more aggressive brand promotions, any of which could reduce our liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for our fiscal quarters beginning fiscal year 2001. The adoption of SFAS No. 133 is not expected to have an impact on our results of operations, financial position or cash flows upon the adoption of this standard.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the SEC; however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. We do not believe that the interpretations outlined in SAB 101 will have an impact on our revenue recognition policies.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

  State of Readiness

     During 1999, we engaged in an assessment of the Year 2000 readiness of our operating, financial and administrative systems, including the hardware and software that support our systems. Our assessment plan consisted of:

     o quality assurance testing of our internally developed proprietary software;

     o contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of our services to our users;

     o contacting vendors of third-party systems;

     o assessing repair and replacement requirements;

     o implementing repair or replacement;

     o implementation; and

     o if deemed necessary or appropriate, creating contingency plans in the event of Year 2000 failures.

     Our Year 2000 task force conducted an inventory of and developed testing procedures for all software and other systems that we believed might be affected by Year 2000 issues. Since third parties developed and currently support many of the systems that we use, a significant part of this effort was to ensure that these third-party systems are Year 2000 compliant. We confirmed this compliance through a combination of the representation by these third parties of their products' Year 2000 compliance, as well as specific testing of these systems.

  Costs

     As of December 31, 1999, we had spent approximately $250,000 on Year 2000 compliance issues. Most of our expenses related to the operating costs associated with time spent by employees and consultants in the evaluation process and Year 2000 compliance matters generally.

  Risks

     To date we are not aware of any Year 2000 compliance problems relating to our systems that would have had a material adverse effect on our business, results of operations and financial condition, without taking into account our efforts to avoid or fix such problems. There can be no assurance that we will not discover Year 2000 compliance problems in our systems that will require substantial revision. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material systems will not need to be revised or replaced, all of which could be time-consuming and expensive. Our failure to fix or replace our internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our internally developed proprietary software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

     We are heavily dependent on a significant number of third-party vendors to provide both network services and equipment. A significant Year 2000-related disruption of the network, services or equipment that third-party vendors provide to us could cause our members and visitors to consider seeking alternate providers or cause an unmanageable burden on its technical support, which in turn could materially and adversely affect our business, financial condition and results of operations.

     In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our customers, decrease the use of the Internet or prevent users from accessing our Web sites, any of which could have a material adverse effect on our business, results of operations and financial condition.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

WE HAVE A LIMITED OPERATING HISTORY AND MAY FACE DIFFICULTIES ENCOUNTERED IN NEW AND RAPIDLY EVOLVING MARKETS

     We have a limited operating history and face many of the risks and difficulties frequently encountered in new and rapidly evolving markets, including the Internet advertising market. These risks include our ability to:

     o attract a larger audience to our online network;

     o increase awareness of our brand;

     o strengthen user loyalty;

     o offer compelling content;

     o maintain our current, and develop new, strategic relationships;

     o attract a large number of advertisers from a variety of industries;

     o respond effectively to competitive pressures;

     o continue to develop and upgrade our technology; and

     o attract, retain and motivate qualified personnel.

WE LACK SIGNIFICANT REVENUES AND HAVE RECENT AND ANTICIPATED CONTINUING LOSSES

     We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $93.0 million for the year ended December 31, 1999, $43.7 million for the year ended December 31, 1998 and $21.3 million for the year ended December 31, 1997. As of December 31, 1999 and December 31, 1998, our accumulated deficit was $192.9 million and $76.3 million, respectively. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

     Although our revenues have grown in recent quarters, we cannot guarantee that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. Because our strategy includes acquisitions of other businesses, acquisition expenses and any cash used to make these acquisitions will reduce our available cash.

WE USE BARTER TRANSACTIONS WHICH DO NOT GENERATE CASH REVENUE

     Revenues from barter transactions represented approximately 7% and 20% of total revenues for the years ended December 31, 1999 and 1998, respectively. Barter revenues may continue to represent a significant portion of our total revenues in future periods. Barter transactions do not generate any cash revenues and are entered into by us to promote our brand and generate traffic to our Web sites, without any expenditure of our cash resources.

WE MAY NOT BE ABLE TO INTEGRATE THE OPERATIONS FROM OUR RECENT AND FUTURE ACQUISITIONS

     As part of our business strategy, we have completed and may enter into additional business combinations and acquisitions. Acquisition transactions are accompanied by a number of risks, including, among other things:

     o the difficulty of assimilating the operations and personnel of the acquired companies;

     o the potential disruption of our ongoing business;

     o the inability of management to maximize our financial and strategic position through the successful incorporation of acquired technology or content and rights into our products and media properties;

     o expenses associated with the transactions;

     o additional expenses associated with amortization of acquired intangible assets;

     o the difficulty of maintaining uniform standards, controls, procedures and policies;

     o the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

     o the potential unknown liabilities associated with acquired businesses.

     Our failure to adequately address these issues could have a material adverse effect on our business, results of operations and financial condition.

OUR ACQUISITION OF LAMAZE PUBLISHING POSES A NUMBER OF RISKS THAT COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS STRATEGY

     The acquisition of Lamaze Publishing is our first acquisition of a non-Internet company. There are a number of risks in operating Lamaze Publishing, including:

     o competitiveness of the media and publishing industry;

     o our inexperience in operating a multi-media publishing company;

     o our ability to sell advertising and sponsorships on our Web sites and in Lamaze Publishing's magazines, videos and the Newborn Channel;

     o our ability to commercialize and protect the Lamaze mark; and

     o our ability to build and market Lamaze.com.

WE HAVE MERCHANDISING, INVENTORY MANAGEMENT AND FULFILLMENT RESPONSIBILITIES FOR iBABY

     We recently started handling merchandising, inventory management and order fulfillment for iBaby. Our failure to perform these functions efficiently and in a timely manner has and could result in the disruption of the operations of iBaby, including shipment delays. In addition, changing trends in consumer tastes in baby-related products subject us to inventory risks. It is important to our success that we accurately identify and predict these trends and do not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt.

     If products do not achieve sufficient consumer acceptance, we may be required to take inventory markdowns, which could reduce our sales and gross margins. We believe that this risk will increase as we open new departments or enter new product categories due to our lack of experience in purchasing products for these categories. In addition, to the extent that demand for iBaby products increases over time, we may be forced to increase inventory levels.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE NOT INDICATIVE OF FUTURE PERFORMANCE AND ARE DIFFICULT TO FORECAST

     As a result of our limited operating history, we do not have historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations. We do not believe that period-to-period comparisons of our operating results are necessarily meaningful nor should they be relied upon as reliable indicators of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. If our results of operations fall below expectations, the trading price of our common stock would likely be materially adversely affected.

     Our revenues for the foreseeable future will remain dependent on user traffic levels and advertising activity on our Web sites. Future revenues are difficult to forecast. In addition, we plan to increase our sales and marketing operations and to expand and develop content. We also plan to upgrade and enhance our technology and infrastructure development in order to support our growth. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

     If we have a shortfall in revenues in relation to our expenses, or if our expenses precede increased revenues, then our business, results of operations and financial condition would be materially and adversely affected. This would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance.

SEASONAL AND CYCLICAL PATTERNS MAY AFFECT OUR BUSINESS

     We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If our market makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in the future. As a result, if our industry follows the same seasonal patterns as those in traditional media, we may experience lower advertising revenues in the first and third calendar quarter of each year. Seasonal and cyclical patterns in Internet advertising may also affect our revenues. In addition, traffic levels on our Web sites typically fluctuate during the summer and year-end vacation and holiday periods and we anticipate that sales from iBaby, and any other future consumer goods we may sell, will typically increase during the fourth quarter as a result of the holiday season and may decline during other periods.

THE MARKET FOR INTERNET ADVERTISING IS STILL DEVELOPING

     We expect to continue to derive a substantial portion of our revenues from sponsorships and advertising for the foreseeable future, and demand and market acceptance for Internet advertising solutions continues to develop.

     There are currently no widely accepted standards for the measurement of the effectiveness of Internet advertising, and the industry may need to develop standard measurements to support and promote Internet advertising as a significant advertising medium. If these standards do not develop, existing advertisers may not continue their levels of Internet advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. Our business would be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected.

     Different pricing models are used to sell advertising on the Internet and it is difficult to predict which, if any, of the models will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. Our advertising revenues could be adversely affected if we are unable to adapt to new forms of Internet advertising. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

WE RELY ON THIRD PARTIES TO ADEQUATELY MEASURE THE DEMOGRAPHICS OF OUR USER BASE AND DELIVERY OF ADVERTISEMENTS ON OUR WEB SITES

     It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Web site. We depend on third parties to provide many of these measurement services. If they are unable to provide these services in the future, we would need to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business until we replace these services. Companies may choose to not advertise on our Web sites or may pay less for advertising if they perceive our demographic measurements are not reliable.

WE ARE CURRENTLY EXPERIENCING A PERIOD OF SIGNIFICANT GROWTH WHICH IS PLACING A SIGNIFICANT STRAIN ON OUR RESOURCES

     If we are unable to manage our growth effectively, our business could be adversely affected. We have experienced and continue to experience significant growth, both internally and through acquisitions. This growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our resources. As part of this growth, we will have to implement new operational and financial systems, procedures and controls.

WE MAY NOT ATTRACT A SUFFICIENT AMOUNT OF TRAFFIC AND ADVERTISING WITHOUT OUR CHANNELS BEING CARRIED ON AOL

     AOL has accounted for a significant portion of our online traffic based on the delivery to us of a guaranteed number of impressions. A significant amount of our visitors and members reach our Web sites through AOL. Our agreement with AOL does not prohibit AOL from carrying online sites or developing and providing content that compete with our sites, and AOL currently carries additional competing Web sites. Our agreement with AOL expires on December 31, 2000 and, even though either party may extend it for an additional year, AOL does not have any obligation to renew the agreement. If the carrying of our channels on AOL is discontinued, our business, results of operations and financial condition would be materially adversely affected.

WE HAVE A SMALL NUMBER OF CUSTOMERS AND THE LOSS OF A NUMBER OF THESE CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We depend on a limited number of customers for a significant portion of our revenues. Consequently, the loss of even a small number of these customers at any one time may adversely affect our business, financial condition and results of operations. Although no advertiser accounted for more than 10% of total revenues for the years ended December 31, 1999 or 1998, our five largest advertisers accounted for 16% and 17% of total revenues, respectively. At December 31, 1999, no one advertiser accounted for 10% or more of net accounts receivable. At December 31, 1998, one advertiser accounted for 11% of net accounts receivable.

     We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. In addition, we anticipate that these customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large contracts during a particular period could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT FIND SUFFICIENT ACQUISITION CANDIDATES TO IMPLEMENT OUR BUSINESS STRATEGY

     As part of our business strategy, we have completed and expect to enter into additional business combinations and acquisitions. We compete for acquisition candidates with other entities, some of which have greater financial resources than we have. Increased competition for acquisition candidates may make fewer acquisition opportunities available to us and may cause acquisitions to be made on less attractive terms, such as higher purchase prices. Acquisition costs may increase to levels that are beyond our financial capability or that would adversely affect our results of operations and financial condition. Our ability to make acquisitions will depend in part on the relative attractiveness of shares of our common stock as consideration for potential acquisition candidates. This attractiveness may depend largely on the relative market price, our ability to register common stock and capital appreciation prospects of our common stock compared to that of other bidders. If the market price of our common stock were to decline materially over a prolonged period of time, our acquisition program could be materially adversely affected.

WE MAY BE SUED FOR INFORMATION RETRIEVED FROM OUR WEB SITES

     We have been and may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our Web sites. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites through links to other Web sites or through content and materials that may be posted by members in chat rooms or bulletin boards. We also offer e-mail services, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Our insurance, which covers commercial general liability, may not adequately protect us against these types of claims.

WE MAY INCUR POTENTIAL PRODUCT LIABILITY FOR THE PRODUCTS WE SELL

     Consumers may sue us if any of the products that we sell are defective, fail to perform properly or injure the user. To date, we have had very limited experience in the sale of products and the development of relationships with manufacturers or suppliers of such products. We plan to develop a range of products targeted specifically at women through our iBaby, iMaternity and PlusBoutique sites, Astrology.com, Lamaze Publishing and other e-commerce sites that we may acquire in the future. We also may foster relationships with manufacturers or companies to offer these products directly on iVillage.com. Such a strategy involves numerous risks and uncertainties. Although our agreements with manufacturers typically contain provisions intended to limit our exposure to liability claims, these limitations may not prevent all potential claims. In addition, through Lamaze Publishing, we distribute publications and broadcast over the Newborn Channel information and instructions regarding childbirth and infant care. We may be exposed to liability claims in connection with the information we provide. Liability claims could require us to spend significant time and money in litigation and to pay significant damages. As a result, these claims, whether or not successful, could seriously damage our reputation and our business.

THERE IS INTENSE COMPETITION AMONG INTERNET-BASED BUSINESSES AND PUBLISHING COMPANIES FOCUSED ON WOMEN

     The number of Web sites competing for the attention and spending of members, users and advertisers has increased and we expect it to continue to increase. Our Web sites compete for members, users and advertisers with the following types of companies:

     o online services or Web sites targeted at women, such as Women.com
       Networks;

     o cable networks targeting women, such as Oxygen Media, Inc.

     o Web search and retrieval and other online service companies, commonly referred to as portals, such as Disney's Go network, Lycos, Inc. and Yahoo! Inc.;

     o e-commerce companies such as eToys, Inc. and its wholly-owned subsidiary, BabyCenter, Inc.; and

     o publishers and distributors of traditional media, such as television, radio and print.

     Increased competition could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business, results of operations and financial condition.

     Lamaze Publishing's magazines directly compete with publishers of pre-and post-natal publications such as Gruner and Jahr, Primedia and Time Warner. These publishers have substantially greater marketing, research and financial resources than Lamaze Publishing. Increased competition may result in less advertising in Lamaze Publishing's magazines and a decline in Lamaze Publishing's advertising rates, which could adversely affect its business, results of operations and financial condition.

OUR UNCERTAIN SALES CYCLES COULD ADVERSELY AFFECT OUR BUSINESS

     The time between the date of initial contact with a potential advertiser or sponsor and the execution of a contract with the advertiser or sponsor is often lengthy, typically ranging from six weeks for smaller agreements to nine months for larger agreements, and is subject to delays over which we have little or no control, including:

     o advertisers' and sponsors' budgetary constraints;

     o advertisers' and sponsors' internal acceptance reviews;

     o the success and continued internal support of advertisers' and sponsors' own development efforts; and

     o the possibility of cancellation or delay of projects by advertisers or sponsors.

     During the sales cycle, we may expend substantial funds and management resources and yet not obtain sponsorship or advertising revenues. Accordingly, our results of operations for a particular period may be adversely affected if sales to advertisers or sponsors forecasted in a particular period are delayed or do not otherwise occur.

AOL INVESTMENTS MAY RESULT IN CONFLICTS OF INTEREST FOR AOL THAT COULD BE ADVERSE TO iVILLAGE

     AOL has invested in Oxygen Media, an Internet and television company that is developing cable and interactive content for women and children. In addition, Oxygen Media has acquired from AOL the assets of electra.com, an online women's network, and Thrive Partners LLC, the operator of thriveonline.com, a health site. The relationship between AOL and Oxygen Media and AOL and other Internet companies may result in a conflict of interest for AOL, which may not be resolved in our favor. In addition, other principal investors in iVillage may have similar conflicts of interests by virtue of their other investments.

OUR BUSINESS IS DEPENDENT ON OUR CHIEF EXECUTIVE OFFICER AND EDITOR-IN-CHIEF

     Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly, Candice Carpenter, Chief Executive Officer, and Nancy Evans, Editor-in-Chief. We have no employment agreements with either of these executives and we do not maintain "key person" life insurance for any of our personnel, other than Ms. Carpenter. The loss of the services of Mdmes. Carpenter or Evans, or other key employees, would likely have a significantly detrimental effect on our business.

COMPETITION FOR PERSONNEL IN THE INTERNET INDUSTRY IS INTENSE

     We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and we expect to continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of our rapid growth and expansion. In addition, there is significant competition for qualified employees in the Internet industry. As a result, we incurred increased salaries, benefits and recruiting expenses during 1998 and 1999. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

WE ARE DEPENDENT ON CONTINUED GROWTH IN USE OF THE INTERNET

     Our market is new and rapidly evolving. Our business would be adversely affected if Internet usage does not continue to grow, particularly usage by women. A number of factors may inhibit Internet usage, including:

     o inadequate network infrastructure;

     o security concerns;

     o inconsistent quality of service;

     o lack of availability of cost-effective, high-speed service;

     o consumers returning to traditional or alternative sources for information, shopping and services; and

     o privacy concerns, including those related to the ability of Web sites to gather information about users without their knowledge or consent.

     If Internet usage continues to grow significantly, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, Web sites have experienced interruptions in their services as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages and delays frequently occur in the future, Internet usage, as well as the usage of our Web sites, could grow more slowly or decline.

WE MAY BE UNABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY

     Our market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The recent growth of the Internet and intense competition in our industry exacerbate these market characteristics. To achieve our goals, we need to effectively integrate the various software programs and tools required to enhance and improve our product offerings and manage our business. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, our new enhancements must meet the requirements of our current and prospective users and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our services or infrastructures to adapt to these changes.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD ADD ADDITIONAL COSTS TO DOING BUSINESS ON THE INTERNET

     There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing and taxation, content, copyrights, distribution, antitrust matters and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, obscenity, libel and personal privacy are applicable to the Internet or the application of laws and regulations from jurisdictions whose laws do not currently apply to our business. Any new laws or regulations relating to the Internet could adversely affect our business.

     In addition, it has been reported that the Labor Department is investigating the use of volunteers on Web sites. We utilize volunteers as Web site community leaders and there can be no assurance that new government regulations will not require us to cease using volunteers or, alternatively, treat them as employees.

     Due to the global nature of the Internet, it is possible that, although our transmissions over the Internet originate primarily in New York, the governments of other states and foreign countries might attempt to regulate our business activities. In addition, because our service is available over the Internet in multiple states and foreign countries, these jurisdictions may require us to qualify to do business as a foreign corporation in each of these states or foreign countries, which could subject us to taxes and other regulations.

WE MAY FACE POTENTIAL LIABILITY FOR OUR PRIVACY PRACTICES

     Growing public concern about privacy and the collection, distribution and use of information about individuals may subject us to increased regulatory scrutiny and/or litigation. If we are accused of violating the stated terms of our privacy policy we may be forced to expend significant amounts of monetary and human resources to defend against any such accusations. We may also be required to make changes to our present and planned products or services. These consequences together with any resulting liability for our privacy practices could have a material adverse effect on our business, financial condition and results of operations.

OUR SYSTEMS MAY FAIL OR EXPERIENCE A SLOW DOWN AND OUR USERS DEPEND ON OTHERS FOR ACCESS TO OUR WEB SITES

     Substantially all of our communications hardware and some of our other computer hardware operations are located at Exodus Communications, Inc.'s facilities in Jersey City, New Jersey and Verio, Inc.'s and AT&T CERFnet's facilities in California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems, such as those recently experienced by several leading Web sites, could also adversely affect our Web sites. Our business could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan.

     Our Web sites must accommodate a high volume of traffic and deliver frequently updated information. Our Web sites have in the past experienced slower response times or decreased traffic for a variety of reasons. These occurrences have not had a material impact on our business. These types of occurrences in the future could cause users to perceive our Web sites as not functioning properly and therefore cause them to use another Web site or other methods to obtain information.

     In addition, our users depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

WE MAY NOT BE ABLE TO DELIVER VARIOUS SERVICES IF THIRD PARTIES FAIL TO PROVIDE RELIABLE SOFTWARE, SYSTEMS AND RELATED SERVICES TO US

     We are dependent on various third parties for software, systems and related services. For example, we rely on Doubleclick Inc.'s software for the placement of advertisements and WhoWhere? Inc. for personal space home pages and e-mail. Several of the third parties which provide software and services to us have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, our ability to deliver various services to our users may be adversely affected by the failure of these third parties to provide reliable software, systems and related services to us.

WE MAY BE LIABLE IF THIRD PARTIES MISAPPROPRIATE OUR USERS' PERSONAL INFORMATION

     If third parties were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to liability arising from claims related to, among other things, unauthorized purchases with credit card information, impersonation or other similar fraud claims or other misuse of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

INTERNET SECURITY CONCERNS COULD HINDER E-COMMERCE

     The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Internet. Any well-publicized compromise of security could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

SATELLITE TRANSMISSIONS OVER THE NEWBORN CHANNEL MAY BE INTERRUPTED

     Through Lamaze Publishing, we operate the Newborn Channel, a satellite television network broadcast in over 900 hospitals in the United States. There is a risk that the satellite from which the transmission is sent may malfunction, interrupting Lamaze Publishing's broadcasts. In the event this occurs, there may be a period of time before Lamaze Publishing can transmit to and from another satellite. Any interruption in Lamaze Publishing's ability to transmit the Newborn Channel could have an adverse impact on its business. In addition, extreme adverse weather could damage receivers and transmitters on the ground, thereby hindering transmissions.

CONSUMER PROTECTION PRIVACY REGULATIONS COULD IMPAIR OUR ABILITY TO OBTAIN INFORMATION ABOUT OUR USERS

     Our network captures information regarding our members in order to tailor content to them and assist advertisers in targeting their advertising campaigns to particular demographic groups. However, privacy concerns may cause users to resist providing the personal data necessary to support this tailoring capability. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our network. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed.

     Our network currently uses cookies to track demographic information and user preferences. A cookie is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, but is generally removable by the user. Germany has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. If these laws are passed, our business, financial condition and results of operations could be materially harmed.

POSSIBLE INFRINGEMENT OF INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BUSINESS

     We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Any infringement or misappropriation could have a material adverse effect on our future financial results. In addition, we have from time to time become involved in intellectual property disputes with third parties which may not result in a favorable outcome for us.

WE COULD BE SUBJECT TO POSSIBLE INFRINGEMENT ACTIONS BASED UPON OUR USE OF DOMAIN NAMES, OUR CONTENT AND CONTENT LICENSED FROM OTHERS

     We have invested resources in acquiring domain names for existing and potential future use. We cannot guarantee that we will be entitled to use such names under applicable trademark and similar laws or that other desired domain names will be available. Furthermore, enforcing our intellectual property rights could entail significant expense and could prove difficult or impossible. In addition, third parties could assert claims of patent, trademark or copyright infringement or misappropriation of creative ideas or formats against us with respect to our use of domain names, our content, Web page formats, Web business methods or any third-party content carried by us. We expect that participants in our markets increasingly will be subject to infringement claims as the number of services and competitors in our industry segment grows. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies, ideas or formats, any of which could materially harm our business, financial condition or results of operations.

SEVERAL MEMBERS OF SENIOR MANAGEMENT HAVE ONLY RECENTLY JOINED iVILLAGE

     Several members of our senior management joined us in 1998 and 1999 and have not previously worked together. As a result, our senior managers are continuing to become integrated as a management team and may not work together effectively as a team to successfully manage our growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by Item 8 are included in this Form 10-K beginning on Page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     With the exception of the information included below regarding certain of our executive officers, the information required herein will be reported in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2000, which will be filed on or before April 15, 2000 and is incorporated herein by reference.

  Executive Officers who are not Directors

     Craig T. Monaghan, age 43, has been Chief Financial Officer of iVillage since June 1998. From 1991 to June 1998, Mr. Monaghan held various positions at Reader's Digest Association Inc., including Vice President and Treasurer, Vice President, Business Development and Controller, Reader's Digest Europe. Prior to joining Reader's Digest, Mr. Monaghan served as Director of International Finance and Director of Corporate Finance at Bristol-Meyers Squibb Company.
Mr. Monaghan received an M.B.A. from The Wharton School at the University of Pennsylvania and a B.S. in Engineering from Lehigh University.

     Allison Abraham, age 37, has been Chief Operating Officer since November 1998. From June 1998 to October 1998, Ms. Abraham was the Executive Vice President of iVillage. From August 1996 to May 1998, Ms. Abraham was President and Chief Operating Officer of OnCart, an online grocery shopping service. From 1992 to 1996, she served as Vice President of Marketing for Ameritech Corporation, a telephone and cellular telecommunications company, as well as other sales and marketing positions. From 1988 to 1992, Ms. Abraham was employed by American Express Travel Related Services, where she focused on loyalty programs and new product development. Ms. Abraham receive an M.B.A. from the Darden School at the University of Virginia and a B.A. from Tufts University.

     John W. Glascott, age 46, has been Senior Vice President, Sponsorship since April 1998. From September 1996 to March 1998, Mr. Glascott was Senior Vice President and Director of Corporate Marketing and Sales for Hearst Magazines. From August 1994 to September 1996, Mr. Glascott was a publisher and partner of SmartHealth at Meigher Communications L.P., a magazine publisher. Prior to such time, Mr. Glascott held various sales management positions at Whittle Communications L.P., a media company, from 1982 to 1994. Mr. Glascott received an M.B.A. from New York University and a B.A. from Ohio Wesleyan University.

     Donna M. Introcaso, age 42, has been Senior Vice President, Human Resources since February 1999. From October 1998 to February 1999, Ms. Introcaso was Vice President, Human Resources. From March 1996 to September 1998, Ms. Introcaso was Vice President of Human Resources for WinStar Communications, Inc., a telecommunications company, where she focused on executive compensation and employee benefit programs. From April 1995 until February 1996, Ms. Introcaso was the Director of Human Resources at iGuide, an on-line Internet service provider. From July 1991 to March 1995, she was the manager of Human Resources of Wm. H. McGee and Co., Inc., a marine insurance company. Ms. Introcaso received her M.B.A. from Cornell University and her B.A. from the College of Notre Dame.

     Steven A. Elkes, age 38, has been Senior Vice President, Business Affairs since April 1999 and Secretary since October 1999. From August 1996 to April 1999, Mr. Elkes was Vice President, Business Affairs. From August 1993 to August 1996, Mr. Elkes was Vice President Credit/Structured Finance at CNA Insurance Company. From August 1991 to August 1993, Mr. Elkes served as Assistant Vice President at CNA Insurance Company. Mr. Elkes received his M.B.A. from Baruch College and his B.A. from Grinnell College.

     Elizabeth J. Hudson, age 50, has been Senior Vice President, Corporate Communications since June 1999. From January 1998 to May 1999, Ms. Hudson was a director in the Global Media and Communications Practice of Spencer Stuart, an executive recruiting firm. From May 1996 to July 1997, Ms. Hudson was Senior Vice President of Corporate Communications at The Reader's Digest Association. From 1979 to 1996, Ms. Hudson held various positions at the National Broadcasting Company, Inc., including Vice President of Corporate Projects, Vice President of Corporate Relations and Advertising, Vice President of Corporate and Media Relations, Vice President of Corporate Communications and Senior Vice President of Corporate Communications and Executive Producer of NBC Productions, a division of NBC. Ms. Hudson serves as a director of AFLAC Inc. Ms. Hudson received a B.A. in Journalism from the University of Georgia.

     John Curran, age 36, has been Senior Vice President, Corporate Development since August 1999. From 1995 to 1999, Mr. Curran was Director, Media Investment Banking at Merrill Lynch & Co. From 1986 to 1995, Mr. Curran held various positions at Goldman, Sachs & Co. including Vice President, Communications, Media & Entertainment Group. Mr. Curran received a B.A. from DePauw University.

     Scott Levine, age 35, has been Vice President, Controller and Chief Accounting Officer since February 1999. From July 1998 to February 1999,
Mr. Levine was Controller for FundTech Ltd., a financial software company. From April 1997 to July 1998, Mr. Levine was the Controller of AmeriCash, Inc., an operator of a network of automated teller and electronic commerce machines. From 1993 to 1997, Mr. Levine was employed by Coopers & Lybrand L.L.P. Mr. Levine is a Certified Public Accountant and received his M.B.A. from Baruch College and his B.A. from State University of New York, Buffalo.

ITEM 11. EXECUTIVE COMPENSATION

     The information required herein will be reported in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2000, which will be filed on or before April 15, 2000 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein will be reported in our definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2000, which will be filed on or before April 15, 2000 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein will be reported in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2000, which will be filed on or before April 15, 2000 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this Report:

     1. The following consolidated financial statements are included in Item 8 of this Report:

                                                                                         PAGE NUMBER IN
                                                                                           THIS REPORT
                                                                                         ---------------
Report of Independent Accountants.....................................................            F-2
Consolidated Balance Sheets...........................................................            F-3
Consolidated Statements of Operations.................................................            F-4
Consolidated Statements of Stockholders' Equity.......................................            F-5
Consolidated Statements of Cash Flows.................................................            F-6
Notes to Consolidated Financial Statements............................................         F-7-F-29

     2. Financial Statement Schedules (included on page S-1 of this Report):

                                                                                         PAGE NUMBER IN
                                                                                           THIS REPORT
                                                                                         ---------------
Schedule II  --  Valuation and Qualifying Accounts....................................         S-1

     All other schedules to the consolidated financial statements for which provision is made in the accounting regulations of the SEC are not applicable or are not required and therefore have been omitted.

     3. Exhibits

EXHIBIT
NUMBER    DESCRIPTION
------    ----------------------------------------------------------------------------------------------------
 2.1      Agreement and Plan of Reorganization and Merger dated as of January 31, 1997, as amended on
          March 31, 1997, as further amended as of May 15, 1997, as further amended as of May 16, 1997 and as further amended as of May 23, 1997 among the Registrant, Health ResponseAbility Systems, Inc., and
          other signatories thereto (incorporated by reference from the same exhibit number to Registration
          Statement File No. 333-68749).
 2.2      Agreement and Plan of Reorganization dated as of December 10, 1996 among the Registrant, PP
          Acquisition Corporation, ParentsPlace.com, Inc. and the stockholders of ParentsPlace.com, Inc.
          (incorporated by reference from Exhibit 2.3 to Registration Statement File No. 333-68749).
 2.3      Letter Agreement dated February 10, 1999 by and among the Registrant and Kid's Warehouse, Inc.,
          iBaby, Inc., Our Baby, LLC, JBM Ventures, Inc. and Gavin Mandelbaum (incorporated by reference from
          Exhibit 2.4 to Registration Statement File No. 333-68749).
 2.4      Agreement and Plan of Reorganization dated as of February 12, 1999 among the Registrant and
          KnowledgeWeb Acquisition Corporation and KnowledgeWeb, Inc. and the Shareholders of KnowledgeWeb,
          Inc. (incorporated by reference from Exhibit 2.5 to Registration Statement File No. 333-68749).
 2.5      Agreement and Plan of Reorganization, dated as of June 30, 1999, by and among the Registrant,
          OnLine Psych Acquisition Corporation, OnLine Psychological Services, Inc. and the stockholders of
          OnLine Psychological Services, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant's
          Form 8-K Current Report dated as of June 30, 1999, File No. 000-25469).
 2.6      Agreement and Plan of Reorganization, dated as of June 30, 1999, by and among the Registrant, Code
          Stone Acquisition Corporation, Code Stone Technologies, Inc. and the sole stockholder of Code Stone
          Technologies, Inc. (incorporated by reference from Exhibit 2.2 to the Registrant's Form 8-K Current
          Report dated as of June 30, 1999, File No. 000-25469).

EXHIBIT
NUMBER    DESCRIPTION
------    ----------------------------------------------------------------------------------------------------
 2.7      Agreement and Plan of Reorganization, dated as of July 13, 1999, by and among the Registrant, LPC
          Acquisition Corporation, Lamaze Publishing Company, Inc. and the Shareholders and Stock
          Appreciation Unit Holders of Lamaze Publishing Company, Inc. (incorporated by reference from
          Exhibit 2.3 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 1999, File
          No. 000-25469).
 3.1      Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from the same exhibit number to Registration Statement File No. 333-85437).
 3.2      By-Laws of the Registrant.
 4.1      Form of Registrant's common stock certificate (incorporated by reference from the same exhibit number to Registration Statement File No. 333-68749).
 10.1     Form of Indemnification Agreement between the Registrant and each of its directors and officers
          (incorporated by reference from the same exhibit number to Registration Statement File
          No. 333-68749).
 10.2     1995 Amended and Restated Employee Stock Option Plan of the Registrant (incorporated by reference from the same exhibit number to Registration Statement File No. 333-68749).
 10.3     1997 Amended and Restated Acquisition Stock Option Plan of the Registrant (incorporated by reference from the same exhibit number to Registration Statement File No. 333-68749).
 10.4     Amended and Restated 1999 Employee Stock Option Plan of the Registrant (incorporated by reference from the same exhibit number to Registration Statement File No. 333-95545).
 10.5     1999 Director Option Plan of the Registrant (incorporated by reference from the same exhibit number to Registration Statement File No. 333-85437).
 10.6     1999 Employee Stock Purchase Plan of the Registrant (incorporated by reference from the same exhibit number to Registration Statement File No. 333-85437).
 10.7     1999 Acquisition Stock Option Plan of the Registrant (incorporated by reference from the same exhibit number to Registration Statement File No. 333-85437).
 10.8     Interactive Services Agreement dated December 31, 1998, between the Registrant and America Online,
          Inc. ("AOL") (incorporated by reference from the same exhibit number to Registration Statement File
          No. 333-68749).
 10.9     Confidential Bankcard Marketing Agreement dated June 4, 1998, between the Registrant and First
          Credit Card Services USA L.L.C. (incorporated by reference from the same exhibit number to
          Registration Statement File No. 333-68749).+
 10.10    Promotion Distribution and License Agreement dated October 21, 1998 between AT&T Corp. and the
          Registrant (incorporated by reference from the same exhibit number to Registration Statement File
          No. 333-68749).+
 10.11    Exclusive Sponsorship Agreement dated February 28, 1998 between Amazon.com, Inc. and the Registrant
          (incorporated by reference from the same exhibit number to Registration Statement File
          No. 333-68749).+
 10.12    Promotion Agreement dated November 6, 1998 between Snap LLC and the Registrant (incorporated by reference from the same exhibit number to Registration Statement File No. 333-68749).+
 10.13    Online Services Agreement dated December 19, 1997 between Charles Schwab & Co., Inc. and the
          Registrant (incorporated by reference from the same exhibit number to Registration Statement File
          No. 333-68749).+
 10.14    Letter Agreement dated November 11, 1998 between the National Broadcasting Company, Inc. and the
          Registrant (incorporated by reference from the same exhibit number to Registration Statement File
          No. 333-68749).
 10.15    Joint Activities Agreement dated September 1997 between Intuit Inc. and the Registrant
          (incorporated by reference from the same exhibit number to Registration Statement File
          No. 333-68749).+

EXHIBIT
NUMBER    DESCRIPTION
------    ----------------------------------------------------------------------------------------------------
 10.16    Sponsorship Agreement dated as of December 18, 1998 by and between Ford Motor Media, a division of
          J. Walter Thompson and the Registrant (incorporated by reference from the same exhibit number to
          Registration Statement File No. 333-68749).
 10.17    Sponsorship Agreement dated as of October 30, 1998 between Ralston Purina Company and the
          Registrant (incorporated by reference from the same exhibit number to Registration Statement File
          No. 333-68749).
 10.18    Form of Non-Competition, Non-Disclosure and Assignment of Inventions Agreement dated September 9,
          1995, and Amendment dated May 6, 1996, between the Registrant and each of Candice Carpenter and
          Nancy Evans (incorporated by reference from the same exhibit number to Registration Statement File
          No. 333-68749).
 10.19    Employment Letter dated June 4, 1998 to Craig Monaghan (incorporated by reference from the same exhibit number to Registration Statement File No. 333-68749).
 10.20    Lease dated August 21, 1995, commencing on September 1, 1995, as amended on September 20, 1995, as amended and supplemented April 5, 1996, as further amended and supplemented April 15, 1996, as further amended and supplemented January 20, 1997, and as amended and supplemented May 8, 1997, between 170 Fifth Associates (the "Landlord") and the Registrant (incorporated by reference from the same exhibit number to Registration Statement File No. 333-68749).
 10.21    Lease dated March 19, 1998, commencing March 15, 1998 between 149 Fifth Avenue Corporation and the
          Registrant, as supplemented on June 30, 1998 (incorporated by reference from the same exhibit number to Registration Statement File No. 333-68749).
 10.22    Note and Warrant Purchase Agreement dated as of February 27, 1997, as amended April 29, 1997, among the Registrant, AOL, Tribune, KPCB VII and KPCB Zaibatsu II, including Form of Warrant
          (incorporated by reference from the same exhibit number to Registration Statement File
          No. 333-68749).
 10.23    Promissory Note dated June 5, 1998 in the amount of $500,000 between Candice Carpenter and the
          Registrant (incorporated by reference from the same exhibit number to Registration Statement File
          No. 333-68749).
 10.24    Fourth Amended and Restated Registration Rights Agreement dated as of December 4, 1998, among the
          Registrant, the Founders and each of the Investors identified therein, as amended as of July 26,
          1999 (incorporated by reference from Exhibit 10.25 to Registration Statement File No. 333-85437).
 10.25    Amended and Restated Stock Purchase Agreement dated as of March 9, 1999 among the Registrant, GE
          Investments Subsidiary, Inc. and the National Broadcasting Company, Inc. (incorporated by reference from Exhibit 10.26 to Registration Statement File No. 333-68749).
 10.26    Amended Letter Agreement dated as of March 9, 1999 between the Registrant and the National
          Broadcasting Company, Inc. (incorporated by reference from Exhibit 10.27 to Registration Statement
          File No. 333-68749).
 10.27    Promissory Note dated March 9, 1999 in the amount of $15,497,558.48 between the Registrant and GE
          Investments Subsidiary, Inc (incorporated by reference from Exhibit 10.28 to Registration Statement
          File No. 333-85437).
 10.28    Agreement dated October 18, 1989 (the "Video Agreement") between Lamaze International, Inc.
          (formerly known as The American Society for Psychoprophylaxis in Obstetrics, Inc.) and Lamaze
          Publishing Company, Inc. (as successor-in-interest to Lifetime Institute for Family Education, Inc.
          ("Lifetime") in turn as successor-in-interest to Medical Communications Corporation ("MCC"))
          (incorporated by reference from Exhibit 10.29 to Registration Statement File No. 333-85437).
 10.29    Addendum to the Video Agreement dated December 9, 1992 between Lamaze International, Inc. and
          Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime, in turn as successor-in-interest to MCC) (incorporated by reference from Exhibit 10.30 to Registration
          Statement File No. 333-85437).

EXHIBIT
NUMBER    DESCRIPTION
------    ----------------------------------------------------------------------------------------------------
 10.30    Second Addendum to the Video Agreement dated April 22, 1993 between Lamaze International, Inc. and
          Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime, in turn as successor-in-interest to MCC) (incorporated by reference from Exhibit 10.31 to Registration
          Statement File No. 333-85437).
 10.31    Intellectual Property Agreement dated April 6, 1990 between Lamaze International, Inc. and Lamaze
          Publishing Company, Inc. (as successor-in-interest to Lifetime) (incorporated by reference from
          Exhibit 10.32 to Registration Statement File No. 333-85437).
 10.32    Loan/Activity Agreement dated August 2, 1990 between Lamaze International, Inc. and Lamaze
          Publishing Company, Inc. (as successor-in-interest to Lifetime). (incorporated by reference from
          Exhibit 10.33 to Registration Statement File No. 333-85437).
 10.33    LPM Agreement dated August 2, 1990 between Lamaze Publishing Company, Inc. (as successor-in-interest to Lifetime) and Lamaze International, Inc. (incorporated by reference from
          Exhibit 10.34 to Registration Statement File No. 333-85437).
 10.34    Onsert Agreement dated December 7, 1992 between Lamaze International, Inc. and Lamaze Publishing
          Company, Inc. (as successor-in-interest to Lifetime). (incorporated by reference from
          Exhibit 10.35 to Registration Statement File No. 333-85437).
 10.35    Amendment to Onsert Agreement dated June 4, 1999 between Lamaze International, Inc. and Lamaze
          Publishing Company, Inc. (as successor-in-interest to Lifetime). (incorporated by reference from
          Exhibit 10.36 to Registration Statement File No. 333-85437).
 10.36    Statement of Terms concerning Child Development Newsletter dated August 20, 1993 between Lamaze
          International, Inc. and Lamaze Publishing Company, Inc. (incorporated by reference from
          Exhibit 10.37 to Registration Statement File No. 333-85437).
 10.37    Agreement of Modification and Clarification dated January 1, 1996 between Lamaze International,
          Inc. and Lamaze Publishing Company, Inc. (incorporated by reference from Exhibit 10.38 to
          Registration Statement File No. 333-85437).
 10.38    License Agreement entered into on September 3, 1999 by and between PlanetRx.com, Inc. and the
          Registrant (incorporated by reference from Exhibit 10.39 to Registration Statement File
          No. 333-85437).
 10.39    Sponsorship Agreement entered into on September 3, 1999 by and between PlanetRx.com, Inc. and the
          Registrant (incorporated by reference from Exhibit 10.40 to Registration Statement File
          No. 333-85437).
 10.40    1999 Non-Qualified Stock Option Plan (incorporated by reference from Exhibit 10.41 to Registration
          Statement File No. 333-95545).
 21       Subsidiaries of the Registrant (incorporated by reference from the same exhibit number to
          Registration Statement File No. 333-95545).
 23.2     Consent of PricewaterhouseCoopers LLP.
 27.1     Financial Data Schedule.

------------------
+ Confidential treatment has been granted for certain portions of these exhibits. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

    A Form 8-K Report was filed on October 12, 1999, reporting under Item 5.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          iVILLAGE INC.
                                          (Registrant)


                                          By:  /s/ Candice Carpenter
                                              ---------------------------
                                                   CANDICE CARPENTER
Date: March 30, 2000                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                    CAPACITY                            DATE
------------------------------------------  -------------------------------------------   -------------------
          /s/ Candice Carpenter             Co-Chairperson of the Board of Directors           March 30, 2000
------------------------------------------  and Chief Executive Officer (Principal
            Candice Carpenter               Executive Officer)

             /s/ Nancy Evans                Co-Chairperson of the Board of Directors           March 30, 2000
------------------------------------------  and Editor-in-Chief
               Nancy Evans

          /s/ Craig T. Monaghan             Chief Financial Officer                            March 30, 2000
------------------------------------------  (Principal Financial Officer)
            Craig T. Monaghan

             /s/ Scott Levine               Vice President, Controller and Chief               March 30, 2000
------------------------------------------  Accounting Officer
               Scott Levine                 (Principal Accounting Officer)

                                            Director                                           March   , 2000
------------------------------------------
               Alan Colner

                                            Director                                           March   , 2000
------------------------------------------
                 Jay Hoag

                                            Director                                           March   , 2000
------------------------------------------
            Lennert J. Leader

                                            Director                                           March   , 2000
------------------------------------------
              Habib Kairouz

             /s/ Michael Levy               Director                                           March 30, 2000
------------------------------------------
               Michael Levy

          /s/ Douglas McCormick             Director                                           March 30, 2000
------------------------------------------
            Douglas McCormick

           /s/ Martin Yudkovitz             Director                                           March 30, 2000
------------------------------------------
             Martin Yudkovitz

           /s/ Daniel Schulman              Director                                           March 30, 2000
------------------------------------------
             Daniel Schulman

                         iVILLAGE INC. AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statements of iVillage Inc. are included in Item 8:

Report of Independent Accountants.......................................... F-2

Consolidated Balance Sheets--December 31, 1999 and 1998.................... F-3

Consolidated Statements of Operations --Years ended December 31,
    1999, 1998 and 1997.................................................... F-4

Consolidated Statements of Stockholders' Equity--Years ended
    December 31, 1999, 1998 and 1997....................................... F-5

Consolidated Statements of Cash Flows --Years ended December 31,
    1999, 1998 and 1997.................................................... F-6

Notes to Consolidated Financial Statements........................... F-7 - F-29

Schedule II Valuation and Qualifying Accounts............................... S-1

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
iVillage Inc. and Subsidiaries:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of iVillage Inc. and Subsidiaries (the "Company") at December 31, 1999 and 1998, and the consolidated results of operations and cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our reponsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                               /s/ PRICEWATERHOUSECOOPERS LLP


New York, New York
January 26, 2000
                         iVILLAGE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                           December 31,
                                                                       ---------------------
                                                                       1999             1998
                                                                       ----             ----

                                              Assets
Current assets:
Cash and cash equivalents...................................           $ 106,010         $ 30,825
Restricted cash.............................................               1,495               --
Accounts receivable, less allowance for doubtful accounts of
   $700 and $746, respectively..............................               6,620            2,078
Inventory...................................................               2,332               --
Other current assets........................................               3,193              715
                                                                       ---------         --------
         Total current assets...............................             119,650           33,618

Fixed assets, net...........................................              10,017            7,380
Goodwill and other intangible assets, net...................             175,143            4,535
Other assets................................................               7,938              188
                                                                       ---------         --------
         Total assets.......................................           $ 312,748         $ 45,721
                                                                       =========         ========

                              Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses.......................            $ 16,216         $ 11,561
Capital leases payable......................................                  --              137
Deferred revenue............................................              12,682            1,838
Other current liabilities...................................                  --              163
                                                                       ---------         --------
         Total liabilities..................................              28,898           13,699
                                                                       ---------         --------
Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock--par value $.0005, 1,000,000 shares authorized, 0 and 1,000,000 issued and outstanding at
   December 31, 1999 and 1998, respectively.................                  --                1
Series B and B-1 convertible preferred stock--par value $.0005,
   5,929,846 shares authorized, 0 and 4,777,746 issued and
   outstanding at December 31, 1999 and 1998, respectively..                  --                2
Series C convertible preferred stock--par value $.0005,
   13,528,765 shares authorized, 0 and 13,193,445 issued and
   outstanding at December 31, 1999 and 1998, respectively..                  --                7
Series D convertible preferred stock--par value $.0005,
   13,000,000 shares authorized, 0 and 13,000,000 issued and
   outstanding at December 31, 1999 and 1998, respectively..                  --                6
Series E convertible preferred stock--par value $.0005,
   18,953,616 shares authorized, 0 and 11,730,948 issued and
   outstanding at December 31, 1999 and 1998, respectively..                  --                6
Preferred stock--par value $.01, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 1999 and 1998,
   respectively.............................................                  --               --
Common stock--par value $.01, 65,000,000 shares authorized,
   29,591,778 and 2,113,385 issued and outstanding at December
   31, 1999 and 1998, respectively..........................                 296               21
Additional paid-in capital..................................             494,899          112,849
Accumulated deficit.........................................           (192,888)         (76,275)
Stockholders' notes receivable..............................            (12,188)            (565)
Unearned compensation and deferred advertising..............             (6,269)          (4,030)
                                                                       ---------         --------
         Total stockholders' equity.........................             283,850           32,022
                                                                       ---------         --------
         Total liabilities and stockholders' equity.........           $ 312,748         $ 45,721
                                                                       =========         ========



        The accompanying notes are an integral part of these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                                                     Year ended December 31,
                                                                          -------------------------------------------
                                                                          1999                1998               1997
                                                                          ----                ----               ----
Revenues:
     Sponsorship, advertising and other....................            $  35,178            $ 12,451           $  6,019
     Commerce, net.........................................                9,383               2,561                 --
                                                                       ---------           ---------           --------
         Total revenues....................................               44,561              15,012              6,019
Cost of revenues...........................................               21,768              12,403              5,531
                                                                       ---------           ---------           --------
Gross margin...............................................               22,793               2,609                488
                                                                       ---------           ---------           --------
Operating expenses:
     Product development and technology....................                6,081               2,118              2,076
     Sales and marketing...................................               49,379              28,523              8,770
     Sales and marketing - NBC expenses ...................               17,466                  --                 --
     General and administrative............................               17,879              10,613              7,841
     Depreciation and amortization.........................               29,312               5,683              2,886
                                                                       ---------           ---------           --------
         Total operating expenses..........................              120,117              46,937             21,573
                                                                       ---------           ---------           --------
Loss from operations.......................................              (97,324)            (44,328)           (21,085)
Interest income (expense), net.............................                4,085                 591               (216)
Other income (expense), net................................                  238                (504)                --
Minority interest..........................................                   --                 587                 --
                                                                       ---------           ---------           --------
Net loss...................................................            $ (93,001)          $ (43,654)          $(21,301)
                                                                       =========           =========           ========
Preferred stock deemed dividend............................              (23,612)                 --                 --
Net loss attributable to common stockholders...............            $(116,613)          $ (43,654)          $ 21,301)
                                                                       =========           =========           ========
Basic and diluted net loss per share attributable to
     common stockholders...................................            $   (5.58)          $  (21.11)          $ (13.65)
                                                                       =========           =========           ========
Weighted average shares of common stock outstanding used in
     computing basic and diluted net loss per share........               20,901               2,068              1,561
                                                                       =========           =========           ========
Pro forma basic and diluted net loss per share (Note 2)....            $   (4.85)
                                                                       =========
Weighted  average shares of common stock  outstanding  used in computing  pro forma basic and diluted net loss per share
     (Note 2)..............................................               24,060
                                                                       =========




        The accompanying notes are an integral part of these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)




*                                     Convertible               Convertible               Convertible               Convertible
                                    Preferred Stock           Preferred Stock           Preferred Stock           Preferred Stock
                                        Series A                  Series B                  Series C                  Series D
                                   ------------------        ------------------        ------------------        ------------------
                                   Shares      Amount        Shares      Amount        Shares      Amount        Shares      Amount
                                   ------      ------        ------      ------        ------      ------        ------      ------
Balance at January 1, 1997....      1,000,000       $1        4,777,746      $2
Issuance of common stock in
  connection with the
  exercise of stock options...
Notes receivable due from
  stockholders in connection
  with the exercise of options
Issuance of Series C
  convertible preferred stock.                                                         13,193,445      $7
Issuance of warrants in
  connection with interest on
  convertible notes...........
Issuance of common stock and
  options in connection with
  business acquisitions.......
Issuance of stock options to
  consultants and directors...
 Net loss.....................
                                   ----------     ----       ----------    ----        ----------    ----        ----------    ----
Balance at December 31, 1997..      1,000,000        1        4,777,746       2        13,193,445       7
------------------------------
Issuance of common stock for
  cash........................
Issuance of Series D
  convertible preferred stock.                                                                                   13,000,000      $6
Issuance of Series E
  convertible preferred stock.
Issuance of stock options to
  consultants and directors...
Issuance of common stock in
  connection with the
  exercise of stock options...
Issuance of stock options in
  connection with business
  transactions................
Officer loan receivable.......
Issuance of options to NBC....
Net loss......................
                                   ----------     ----       ----------    ----        ----------    ----        ----------    ----
Balance at December 31, 1998..      1,000,000        1        4,777,746       2        13,193,445       7        13,000,000       6
Conversion of preferred stock.     (1,000,000)      (1)      (4,777,746)     (2)      (13,193,445)     (7)      (13,000,000)     (6)
Issuance of common stock in
  connection with initial
  public offering, net........
Issuance of common stock in
  connection with secondary
  public offering, net........
Issuance of common stock in
  connection with business
  acquisitions................
Issuance of common stock and
  warrants to NBC.............
Issuance of common stock in
  connection with the
  exercise of stock options
  and warrants................
Issuance of stock options to
  employees, consultants and
  directors...................
Deemed dividend...............
Amortization of unearned
  compensation and deferred
  advertising costs...........
Repayment of stockholder
  note receivable.............
Net loss......................

                                   ----------     ----       ----------    ----        ----------    ----        ----------    ----
Balance at December 31, 1999..             --       --               --      --                --      --                --      --






                                             Convertible
                                           Preferred Stock
                                               Series E                 Common Stock
                                          ------------------        --------------------
                                          Shares      Amount        Shares      Amount
                                          ------      ------        ------      ------
Balance at January 1, 1997....                                       1,150,002     $12
Issuance of common stock in
  connection with the
  exercise of stock options...                                          33,333
Notes receivable due from
  stockholders in connection
  with the exercise of options
Issuance of Series C
  convertible preferred stock.
Issuance of warrants in
  connection with interest on
  convertible notes...........
Issuance of common stock and
  options in connection with
  business acquisitions.......                                         636,400       6
Issuance of stock options to
  consultants and directors...
 Net loss.....................
                                          ----------    ----        ----------    ----
Balance at December 31, 1997..                                       1,819,735      18
------------------------------
Issuance of common stock for
  cash........................                                         284,317       3
Issuance of Series D
  convertible preferred stock.
Issuance of Series E
  convertible preferred stock.            11,730,948      $6
Issuance of stock options to
  consultants and directors...
Issuance of common stock in
  connection with the
  exercise of stock options...                                           9,333
Issuance of stock options in
  connection with business
  transactions................
Officer loan receivable.......
Issuance of options to NBC....
Net loss......................
                                          ----------    ----        ----------    ----
Balance at December 31, 1998..            11,730,948       6         2,113,385      21
Conversion of preferred stock.           (11,730,948)     (6)       14,785,205     148
Issuance of common stock in
  connection with initial
  public offering, net........                                       4,197,500      42
Issuance of common stock in
  connection with secondary
  public offering, net........                                       2,700,000      27
Issuance of common stock in
  connection with business
  acquisitions................                                       3,883,649      39
Issuance of common stock and
  warrants to NBC.............                                       1,629,677      16
Issuance of common stock in
  connection with the
  exercise of stock options
  and warrants................                                         282,362       3
Issuance of stock options to
  employees, consultants and
  directors...................
Deemed dividend...............
Amortization of unearned
  compensation and deferred
  advertising costs...........
Repayment of stockholder
  note receivable.............
Net loss......................
                                          ----------    ----        ----------    ----
Balance at December 31, 1999..                    --      --        29,591,778    $296

                                                                 Unearned
                                                               Compensation
                                                                    and
                                   Additional   Stockholder      Deferred
                                    Paid in        Notes        Advertising    Accumulated
                                    Capital      Receivable        Cost          Deficit       Total


Balance at January 1, 1997....       $14,565                                    $(11,320)         $3,259
Issuance of common stock in
  connection with the
  exercise of stock options...           100                                                         100
Notes receivable due from
  stockholders in connection
  with the exercise of options                        $(65)                                          (65)
Issuance of Series C
  convertible preferred stock.        24,824                                                      24,831
Issuance of warrants in
  connection with interest on
  convertible notes...........           334                                                         334
Issuance of common stock and
  options in connection with
  business acquisitions.......         3,293                                                       3,299
Issuance of stock options to              65                                                          65
  consultants and directors...
 Net loss.....................                                                   (21,301)        (21,301)
                                   ---------     ---------     ----------     ----------      ----------
Balance at December 31, 1997..
                                      43,181           (65)                      (32,621)         10,522
------------------------------
Issuance of common stock for
  cash........................         1,664                                                       1,667
Issuance of Series D
  convertible preferred stock.        31,482                                                      31,488
Issuance of Series E
  convertible preferred stock.        32,089                                                      32,095
Issuance of stock options to
  consultants and directors...           147                         $(69)                            78
Issuance of common stock in
  connection with the
  exercise of stock options...            47                                                          48
Issuance of stock options in
  connection with business
  transactions................           278                                                         278
Officer loan receivable.......                        (500)                                         (500)
Issuance of options to NBC....         3,961                       (3,961)
Net loss......................                                                   (43,654)        (43,654)
                                   ---------     ---------     ----------     ----------      ----------
Balance at December 31, 1998..       112,849          (565)        (4,030)       (76,275)         32,022
Conversion of preferred stock.          (126)                                                         --
Issuance of common stock in
  connection with initial
  public offering, net........        91,347                                                      91,389
Issuance of common stock in
  connection with secondary
  public offering, net........        70,783                                                      70,810
Issuance of common stock in
  connection with business
  acquisitions................       172,886                                                     172,925
Issuance of common stock and
  warrants to NBC.............        19,965       (15,498)        (4,483)                            --
Issuance of common stock in
  connection with the
  exercise of stock options
  and warrants................           965                                                         968
Issuance of stock options to
  employees, consultants and
  directors...................         2,618                       (2,618)                            --
Deemed dividend...............        23,612                                     (23,612)             --
Amortization of unearned
  compensation and deferred
  advertising costs...........                                      4.862                          4,862
Repayment of stockholder
  note receivable.............                       3,875                                         3,875
Net loss......................                                                   (93,001)        (93,001)
                                   ---------     ---------     ----------     ----------      ----------
Balance at December 31, 1999..      $494,899      $(12,188)       $(6,269)     $(192,888)       $283,850





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Year ended December 31,
                                                                       -----------------------------------------
                                                                       1999               1998              1997
                                                                       ----               ----              ----

Cash flows from operating activities:
   Net loss................................................        $   (93,001)     $    (43,654)       $    (21,301)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Expense recognized in connection with issuance of
     warrants and stock options............................              4,860               256               1,435
   Depreciation and amortization...........................             29,312             5,683               2,886
   Bad debt expense........................................                500               855                 747
   Loss on sale of Web site................................                 --               504                  --
   Minority interest.......................................                 --              (587)                 --
   Changes in operating assets and liabilities:
     Accounts receivable...................................             (3,354)           (1,878)             (2,410)
     Inventory.............................................             (2,332)               --                  --
     Restricted cash and other assets......................             (3,621)             (360)               (195)
     Accounts payable and accrued expenses.................                698             5,144               2,609
     Deferred revenue......................................              9,583             1,906                 709
     Other liabilities.....................................               (157)             (170)                268
                                                                   -----------      ------------        ------------
       Net cash used in operating activities...............            (57,512)          (32,301)            (15,252)
                                                                   -----------      ------------        ------------

Cash flows from investing activities:
   Purchase of fixed assets................................             (5,234)           (5,316)             (4,001)
   Acquisitions of businesses and Web sites................            (21,475)           (1,040)             (2,865)
   Investment in PlanetRx..................................             (7,500)               --                  --
   Proceeds from sale of Web site..........................                 --               600                  --
                                                                   -----------      ------------        ------------
       Net cash used in investing activities...............            (34,209)           (5,756)             (6,866)
                                                                   -----------      ------------        ------------

Cash flows from financing activities:
   Proceeds from convertible notes payable.................                 --                --               3,775
   Proceeds from issuance of common stock, net.............            162,199             1,714                  38
   Proceeds from issuance of convertible
      preferred stock, net.................................                 --            63,583              21,055
   Proceeds from exercise of stock options.................                968                --                  --
   Principal payments on capital leases....................               (136)             (250)               (517)
   Principal payments on stockholder note receivable.......              3,875                --                  --
   Issuance of stockholder note receivable.................                 --              (500)                 --
                                                                   -----------      ------------        ------------
       Net cash provided by financing activities...........            166,906            64,547              24,351
                                                                   -----------      ------------        ------------
Net increase in cash for the period........................             75,185            26,490               2,233
Cash and cash equivalents, beginning of period.............             30,825             4,335               2,102
                                                                   -----------      ------------        ------------
Cash and cash equivalents, end of period...................        $   106,010      $     30,825        $      4,335
                                                                   ===========      ============        ============
Cash paid during the period for interest...................        $        25      $         37        $         66
                                                                   ===========      ============        ============




Supplemental disclosure of non-cash investing and financing activities:
   During 1997, certain convertible notes were converted into preferred stock
     (see Note 8).
   During 1997, iVillage entered in capital leases for computer equipment totaling $1.0 million.
   During 1997, iVillage acquired several Web site assets through the issuance of stock (see Note 5).
   During 1998, iVillage recorded a liability of $1.0 million in connection with a contingent payment to be provided to the prior owners of Health ResponseAbility Systems, Inc. (see Note 5).
   During 1999, iVillage issued Series E convertible preferred stock in exchange for a note (see Note 4).
   During 1999, in connection with the Company's IPO, all preferred stock was converted into common stock (see Notes 1 and 9).
   During 1999, iVillage acquired several companies and a Web site domain name through the issuance of stock (see Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation:

         iVillage Inc. was incorporated in the State of Delaware on June 8, 1995 and commenced operations on July 1, 1995. iVillage Inc. and its subsidiaries ("iVillage" or the "Company") are engaged in the development of programming material for distribution through online service providers and the Internet and are involved in the sale of products through the Company's Web sites.

         In March 1999, the Company completed an initial public offering ("IPO") of 4,197,500 shares of the Company's common stock resulting in net proceeds of approximately $91.4 million. Upon closing of the IPO, all classes of outstanding convertible preferred stock converted into common stock on a one for one ratio.

         In November 1999, the Company completed a secondary public offering of 2,700,000 shares of the Company's common stock resulting in net proceeds of approximately $70.8 million.

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

         Certain prior years' amounts have been reclassified to conform to current year presentation.

2.       Significant Accounting Policies and Procedures:

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated.

Revenue Recognition

         To date, the Company's revenues have been derived primarily from the sale of sponsorship and advertising contracts and commerce revenues.

Sponsorship, Advertising and Other

         Sponsorship revenues are derived principally from contracts ranging from one to three years. Sponsorships are designed to support broad marketing objectives, including brand promotion, awareness, product introductions, and online research. Sponsorship agreements
                         iVILLAGE INC. AND SUBSIDIARIES
typically include the delivery of impressions on iVillage's Web sites and occasionally, the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include banner advertisements, links, buttons or other text or images.

      Advertising revenues are derived principally from short-term advertising contracts in which the Company typically guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee.

      Sponsorship and advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that: (i) the collectability of the receivable is reasonably assured; and (ii) none of iVillage's significant obligations remain, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract. Accordingly, to the extent that minimum guaranteed impressions are not met, iVillage defers recognition of the corresponding revenues until the guaranteed impressions are met.

      Sponsorship and advertising revenues were approximately 79%, 83% and 93% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

      Sponsorship and advertising revenues include barter revenues, which is the exchange by the Company of advertising space on the Company's Web sites for reciprocal advertising space or traffic on other Web sites. Revenues from these barter transactions are recorded as advertising revenues at the estimated fair value of the advertisements delivered, unless the fair value of the goods and services received is more objectively determinable, and are recognized when the advertisements are run on the Company's Web sites. Barter expenses are recognized at the value of advertisements received when the Company's advertisements are run on the reciprocal Web sites, which typically occurs in the same period as when the revenue is recognized, and are included as part of sales and marketing expenses. Barter revenues represented 7%, 20% and 10% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

      Other revenues include licensing and usage revenues. The Company receives revenue from the licensing of portions of the Company's content, and such fees are recognized on a straight-line basis over the life of the contract. Usage revenues represent revenues received from America Online, Inc. ("AOL"), and totaled approximately $390,000 for the year ended December 31, 1997. These revenues are derived from AOL customers visiting the Company's site on the AOL online service, and are recognized as they are earned (based upon visitations to the site). As discussed in Note 4, the Company entered into a new agreement with AOL during 1997, which eliminated future usage revenues.

      In 1999, 1998, and 1997, respectively, revenues from the Company's five largest advertisers accounted for approximately 16%, 17%, and 26% of total revenues, however, no one advertiser accounted for greater than 10% of total revenues. At December 31, 1999, no one
                         iVILLAGE INC. AND SUBSIDIARIES
customer accounted for greater than 10% of the net accounts receivable. At December 31, 1998, and 1997, respectively, one customer accounted for approximately 11% and 31% of the net accounts receivable balance.

Commerce

      The Company recognizes commerce revenue from product sales, net of any discounts, when products are shipped to customers and the collection of the receivable is reasonably assured. Outbound shipping and handling charges billed to customers are included in sales.

Cash and Cash Equivalents

      Cash and cash equivalents include money market accounts. The Company maintains its cash and cash equivalents in highly rated financial institutions.

Restricted Cash

      Restricted cash includes money held in an escrow account for advertising expenses.

Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

Inventory

      Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists of finished goods for sale through the iBaby website.

Fixed Assets

      Depreciation of equipment, furniture and fixtures, and purchased computer software is provided for by the straight-line method over their estimated useful lives ranging from three to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions, and expenditures which extend the useful lives of existing assets are capitalized, and repairs and maintenance costs are charged to operations as incurred. The Company continually evaluates whether current events or circumstances warrant adjustments to the carrying value or estimated useful lives of fixed assets and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets."

Goodwill and Intangible Assets

      Goodwill and intangible assets consist of trademarks and the excess of the purchase price paid over the identified intangible and tangible net assets of acquired companies. Goodwill and
                         iVILLAGE INC. AND SUBSIDIARIES
intangible assets are amortized using the straight-line method over the period of expected benefit ranging from three to ten years. The Company assesses the recoverability of its goodwill and intangible assets by determining whether the amortization of the unamortized balance over its remaining life can be recovered through forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at the Company's incremental borrowing rate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Amortization expense for goodwill and intangible assets for the years ended December 31, 1999, 1998 and 1997 was approximately $24.3 million, $3.0 million and $1.1 million, respectively. Accumulated amortization for goodwill and intangible assets for the years ended December 31, 1999 and 1998, was approximately $28.4 million and $4.1 million, respectively.

Investments

      In September 1999, iVillage purchased $7.5 million of equity securities in PlanetRx. This investment is accounted for under the cost method and is included in other assets in the consolidated balance sheets.

Advertising Costs

      Advertising costs are expensed as incurred and are included in the sales and marketing lines in the accompanying consolidated statements of operations.

Income Taxes

      The Company recognizes deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made by the Company include the useful lives of fixed assets and the recoverability of fixed assets, inventory valuation, goodwill and deferred tax assets.

                         iVILLAGE INC. AND SUBSIDIARIES

Net Loss Per Share

      Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. For the year ended December 31, 1999, net loss per share excluded 1,400,967 exercisable stock options because their effect is antidilutive.

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

Comprehensive Income

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in the first quarter of 1998. The Company has had no other comprehensive income items to report.

Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. The effective date of this standard was deferred to all fiscal quarters of fiscal years beginning after June 15, 2000 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which was issued on June 30, 1999. The Company does not expect the adoption of this statement to have a significant impact on the Company's results of operations, financial position or cash flows.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the SEC, however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The Company does not believe that the interpretations outlined in SAB 101 will have an impact on the Company's revenue recognition policies.

                         iVILLAGE INC. AND SUBSIDIARIES

3.    Fixed Assets:

      Fixed assets consist of the following:

                                                             December 31,
                                                          ----------------------

                                                            1999        1998
                                                          ---------   ----------
                                                              (in thousands)

            Computer equipment.......................    $10,770      $6,950
            Capitalized software.....................      3,354       2,656
            Hospital video equipment.................      2,089          --
            Leasehold improvements...................      1,800       1,113
            Furniture and fixtures...................      1,559       1,165
                                                         --------    --------
                                                          19,572      11,884
            Less, accumulated depreciation and
              amortization                                (9,555)     (4,504)
                                                         --------    --------
                                                         $10,017      $7,380
                                                         ========    ========

Depreciation and amortization of fixed assets was approximately $5.1 million, $2.7 million and $1.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

4.    Related-Party Transactions:

AOL

      In May 1996, the Company entered into an information provider agreement with AOL whereby AOL agreed to carry up to four Company channels for a period of two years. In return, the Company issued to AOL 266,666 warrants convertible into Series B Convertible Preferred Stock at an exercise price of $7.50 per warrant. The cost of the warrants were to be expensed over the life of each channel, however, the agreement was canceled in 1997; as a result, the Company expensed the unamortized value of these warrants, $1,034,838, in 1997.

      In July 1997, the Company entered into an interactive services agreement with AOL (the "AOL Agreement"), whereby the Company received anchor tenant distribution within the AOL service. This agreement superseded any prior agreements between the Company and AOL. The AOL Agreement, which was due to expire on February 28, 1999, provided both parties with the right to extend the agreement. In consideration for AOL carrying certain channels of the Company, and the Company receiving guaranteed impressions and other services, the Company was obligated to pay AOL monthly payments of approximately $229,000 until September 1, 1998 and approximately $201,000 thereafter until February 28, 1999, make certain additional payments based on revenues and provide $2.3 million of in-kind commitments to AOL which primarily consisted of the mentioning of "AOL
Keyword: iVillage" within iVillage advertisements and other promotions. These commitments were not valued as part of the obligation to AOL as no incremental costs were incurred and fair value could not be reasonably determined.

                         iVILLAGE INC. AND SUBSIDIARIES

      In January 1998, iVillage entered into a shopping channel promotional agreement with AOL (the "Shopping Channel Agreement"), whereby AOL agreed to promote iVillage and its services on the AOL shopping channel and provide access to iVillage's online sites. The Shopping Channel Agreement provided for monthly installments of $10,417 paid to AOL through December 31, 1998.

      On December 31, 1998, the Company entered into an interactive services agreement with AOL (the "1998 AOL Agreement"), which supersedes the AOL Agreement. The 1998 AOL Agreement expires on December 31, 2000 and allows both parties to extend the term of the agreement for an additional year. The 1998 AOL Agreement provides for the Company to receive anchor tenant distribution on certain AOL channels, guaranteed impressions, and other services. In consideration for such services the Company is obligated to (i) pay AOL minimum quarterly payments of approximately $921,000 until March 31, 1999, approximately $611,000 from April 1, 1999 through December 31, 1999 and approximately $807,000 from January 1, 2000 through December 31, 2000, and (ii) provide up to $2 million of advertising to AOL, as defined in the 1998 AOL Agreement. At December 31, 1999 and 1998 no amounts were owed to AOL in connection with the 1998 AOL Agreement, however, the Company recorded a prepaid expense of approximately $201,000 as a result of an advance payment on the new agreement as of December 31, 1998.

      The Company estimates that a significant portion of its traffic is derived from AOL and if the financial condition and operations of AOL were to deteriorate significantly, or if the traffic to the Company's site generated by AOL were to substantially decrease, the Company's advertising revenues could be adversely affected.

NBC

     On November 11, 1998, and as amended on March 9, 1999, the Company entered into a stock purchase agreement with NBC pursuant to which iVillage issued 4,889,030 shares of Series E Convertible Preferred Stock ("Series E") and warrants to purchase 970,874 shares of Series E at $5.15 per share and 813,003 shares of Series E at $6.15 per share during 2000 and 2001, respectively, in exchange for a promissory note of approximately $15.5 million. The note, which bears interest at the rate of 5% per annum, is payable in twelve installments of approximately $1.4 million, payable quarterly, beginning April 1, 1999. In connection with the IPO and the reverse stock split, the shares of Series E and Series E warrants were converted into 1,629,676 shares of common stock and warrants to purchase 323,625 shares of common stock at $15.45 per share and 271,003 shares of common stock at $18.45 per share, respectively.

       In addition, iVillage agreed to purchase, for cash, $13.5 million of advertising and promotional spots during 1999 and $8.5 million per annum during 2000 and 2001, respectively. iVillage also agreed to pay $1.1 million during 1999 for prominent placement on the NBC.com Web site. During 1999, approximately $13.9 million was paid to NBC.

       Under the revised agreement and in accordance with EITF D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Non-detachable Conversion
                         iVILLAGE INC. AND SUBSIDIARIES

Feature," the $23.6 million difference between the purchase price of the Series E and the fair market value on the date of issuance has been accounted for as a deemed dividend and amortized using the effective interest method from the date of issuance through the date the Company completed its IPO (the date of conversion into common stock). In addition, the fair value of the warrants of approximately $8.4 million, was recorded in stockholders' equity as deferred advertising costs and is being amortized over the three-year advertising agreement. The fair value of the warrants was determined using the Black-Scholes option pricing model in accordance with SFAS No. 123.

Other Related Parties

      In July 1997, iVillage entered into a one-year agreement with Tenet Healthcare Corporation ("Tenet"), a stockholder, whereby Tenet was a sponsor of one of iVillage's channels and developed content for use on the channel in exchange for a fee paid in quarterly installments. For the year ended December 31, 1998, this agreement generated revenues of approximately $247,000. As of December 31, 1998, the Company was owed approximately $75,000 from this stockholder.

      During 1999, 1998 and 1997, the Company had sponsorship and advertising agreements with Intel Corp., a stockholder, which generated revenues of approximately $268,000, $130,000 and $19,000, respectively. As of December 31, 1999 and 1998, the Company was owed approximately $38,000 and $120,000, respectively, from this stockholder.

      In November 1998, iVillage entered into a one-year content distribution agreement with Cox Interactive Media ("Cox"), a stockholder, whereby iVillage agreed to provide content for Cox's Web sites in return for displaying the iVillage logo on the Cox Web sites and establishing links on the Cox Web sites to iVillage's network.

Officer Loan Receivable

      In June 1998, the Company accepted a non-recourse promissory note in the principal amount of $500,000 (the "Note") from its chief executive officer ("CEO"). The Note is collateralized by 20,000 shares of the Company's common stock which is held by the Company. Interest is payable annually on December 31 of each year, commencing December 31, 1998, at the rate of 5.58%. The outstanding principal balance on the Note is payable on June 5, 2001. As of December 31, 1999 and 1998, the CEO has borrowed $500,000 under the note, which is recorded as a stockholder note receivable and classified as a reduction of equity. Payments received in 1999 for interest totaled $12,400.

5.    Business Acquisitions and Dispositions:

HRS

      In May 1997, the Company completed the acquisition of Health ResponseAbility Systems, Inc. ("HRS"), an Internet content provider, in exchange for $2.6 million in cash, 433,400 shares of the Company's common stock valued at $2.2 million or $5.10 per share, and
                         iVILLAGE INC. AND SUBSIDIARIES
additional cash amounts contingent on future performance levels of HRS and the Company. In addition, the Company issued to AOL 203,000 shares of common stock in exchange for the release of all equity rights in HRS held by AOL valued at approximately $1.0 million.

      The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

         Working capital..............................          $ (159,991)
         Equipment....................................              50,300
         Goodwill.....................................           5,955,331
                                                               -----------
                                                                $5,845,640
                                                               ============

      In January 1998, the Company agreed to pay approximately $1.6 million to the prior owners of HRS in a final settlement of the cash amounts contingent upon future performance levels, as stipulated in the agreement for the acquisition of HRS. This amount was recorded as additional goodwill and is being amortized over the remaining period of expected benefit.

      The following unaudited pro forma summary presents consolidated results of operations for the Company as if the acquisition of HRS had been consummated on January 1, 1997. The acquisition of StudentCenter would not have had a significant impact on the pro forma information. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                                                                      1997
                                                                 ------------
         Revenues.....................................           $  6,381,437
                                                                 ============
         Net loss.....................................           $(22,910,945)
                                                                 ============

StudentCenter

      In September 1997, the Company acquired substantially all of the assets of StudentCenter LLC ("StudentCenter"), an Internet content provider, for approximately $208,000.

       In May 1998, the Company sold the assets of StudentCenter as part of the sale of About Work.

About Work

      In May 1998, the Company sold About Work, one of the Company's channels, as well as the assets of StudentCenter, to TMP Worldwide Inc. ("TMP") in exchange for net proceeds of $600,000. In connection with the sale of About Work, the Company paid the former owners of StudentCenter $520,000 and issued options to purchase 33,333 shares at $5.10 per share as settlement of certain revenue-based and other bonus payments. The options were valued at approximately $100,000. In addition, the Company accrued a cost of $340,000 in connection with AOL carriage fees to be paid on behalf of TMP for About Work. The Company recorded a loss of approximately $504,000 on this sale.

                         iVILLAGE INC. AND SUBSIDIARIES

       An additional $575,000 was received in exchange for production, sponsorship and consulting services provided to TMP during 1998.

iBaby

      In April 1998, the Company entered into a joint venture agreement (the "iBaby Agreement") with Ourbaby, LLC, a California limited liability company, to form iBaby, Inc., a Delaware corporation ("iBaby"). The Company purchased 1,000,000 shares of iBaby (of the total 1,666,666 shares outstanding) for approximately $1.35 million and for the delivery of certain promotional rights, including impressions on the iVillage web site. In connection with the acquisition, the Company recorded approximately $500,000 of goodwill to be amortized over a period of three years.

      As a result of the IPO, the Company purchased all of the outstanding shares of iBaby held by the minority stockholders pursuant to the Rights Agreement dated as of April 8, 1998 and as subsequently amended on February 10, 1999. The aggregate purchase price of $10.8 million consisted of (i) $8 million in cash, of which $1.5 million was paid on February 12, 1999 and $6.5 million was paid on March 25, 1999 and (ii) 125,448 shares of the Company's common stock. The difference between the purchase price and the fair value of the acquired minority interest in iBaby was recorded as goodwill and will be amortized over the period of expected benefit, which is estimated at three years.

             The cost of this acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

         Working capital..............................       $    (452,752)
         Fixed assets.................................             399,181
         Goodwill.....................................          11,064,324
                                                             -------------
                                                             $  11,010,753
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

                         iVILLAGE INC. AND SUBSIDIARIES

       The first 75,000 shares to be released under the earnout have been placed into the indemnification escrow. The earnout shares will be released as Astrology.Net meets certain revenue targets during the three years following closing. Any earnout shares not released during the first three years will be released five years from closing. Through December 31, 1999, 150,592 earnout shares have been released. In addition, all outstanding options to purchase Astrology.Net common stock were converted into options to purchase 31,208 shares of iVillage common stock. The Agreement provides for employment, non-compete and stock option agreements for the founding stockholders of Astrology.Net.

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

      The aggregate purchase price paid to acquire OnLine Psych and Code Stone was approximately $30.0 million, consisting of $1.5 million cash and approximately 577,000 shares of iVillage common stock, valued under the purchase method of accounting. The difference between the purchase price and the fair value of the acquired net assets of OnLine Psych and Code Stone was recorded as goodwill and is being amortized over the period of expected benefit, which is estimated to be three years.

      iVillage also issued to certain employees of OnLine Psych options to purchase shares of iVillage common stock. The options, which are contingent upon continued employment with OnLine Psych, vest over a period of seven years, with accelerated vesting dependent on OnLine Psych meeting certain revenue and other performance targets.

Lamaze Publishing Company, Inc.

      On August 20, 1999, iVillage acquired all the outstanding stock of Lamaze Publishing Company, Inc., a multimedia provider of education information to expectant and new mothers. The aggregate purchase price consisted of approximately 1,750,000 shares of the Company's common stock, subject to certain adjustments, and approximately $5.0 million of cash. The difference between the purchase price of approximately $102.3 million, and the fair value of the acquired net assets of
                         iVILLAGE INC. AND SUBSIDIARIES

Lamaze Publishing Company has been recorded as goodwill and is being amortized over the period of expectant benefit, which is estimated to be ten years.

Family Point Inc.

      On August 31, 1999, iVillage acquired all of the outstanding stock of Family Point Inc., the operator of a leading online meeting place for families, friends and groups. The aggregate purchase price paid to acquire Family Point was approximately $24.4 million and consisted of $3.75 million cash and approximately 511,000 shares of the Company's common stock valued under the purchase method of accounting. The difference between the purchase price and the fair value of the acquired net assets of Family Point Inc. has been recorded as goodwill and is being amortized over the period of expectant benefit, which is estimated to be three years. In connection with this acquisition, all Family Point stock options were converted into options to purchase approximately 92,000 shares of iVillage common stock.

      In October 1999, iVillage paid $4.5 million, consisting of approximately $750,000 cash and approximately 101,000 shares of iVillage common stock, to the former stockholders of Family Point as a purchase price adjustment pursuant to the acquisition agreement based on Family Point's satisfaction of certain performance thresholds.

      The accompanying unaudited pro forma summary presents consolidated results of operations for all of the acquisitions of the Company during 1999 and 1998 discussed above as if they had occurred on January 1, 1999 and 1998, respectively. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                                                 1999              1998
                                          -----------------  -----------------
                                            (in thousands, except per share
                                                         data)
Revenues................................. $          53,409  $          17,741
                                          =================  =================
Net loss................................. $       (114,073)  $        (60,036)
                                          =================  =================
Net loss per share, excluding deemed
dividend................................. $          (4.74)  $          (5.16)
                                          =================  =================

6.    Stock Option Plans:

   1995 Amended And Restated Employee Stock Option Plan

      In 1995, iVillage's Board of Directors and stockholders adopted the Company's 1995 Amended and Restated Employee Stock Option Plan (the "ESOP"), which was amended in May 1997. The ESOP provides for the granting, at the discretion of the Stock Option Committee of the board of directors (the "SOC"), of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), as amended, to employees and (ii) options not intended to so qualify to employees, officers, consultants and directors. The total number of shares of common stock for which options may be granted under the ESOP is 1,802,549.

                         iVILLAGE INC. AND SUBSIDIARIES

      The exercise price of all stock options granted under the ESOP is determined by the SOC at the time of grant. The maximum term of each option granted under the ESOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

      The exercise price of all of the options under the ESOP which range from $3.00-$9.45, was determined based upon the fair market value of iVillage's common stock on the date of grant. In September 1997, the SOC adjusted the exercise price of all ESOP shares priced above $5.10 to $5.10 per share based upon the then determined current fair market value of the Company's common stock. Generally, the options vest 25% after one year, 0.0625% every three months thereafter, and expire 5-10 years from the date of grant.

      As of December 31, 1999, there were 28,633 shares available for future grants under the ESOP.

   1997 Amended and Restated Acquisition Stock Option Plan

      In May 1997, the Company's Board of Directors and stockholders adopted the Company's 1997 Amended and Restated Acquisition Stock Option Plan (the "ASOP"). The ASOP provides for the granting, at the discretion of the SOC of: (i) options that are intended to qualify as incentive stock options, within the meaning of
Section 422 of the Code, as amended, to employees of the Company or any of its subsidiaries, or as part of one or more of such acquisitions and (ii) options not intended to so qualify to employees, officers, consultants and directors of the Company, or as part of one or more of such acquisitions. The total number of shares of common stock for which options may be granted under the ASOP is 360,727.

      The exercise price of all stock options granted under the ASOP is determined by the SOC at the time of grant. The maximum term of each option granted under the ASOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

      Generally, the options vest 25% after one year, 0.0625% every three months thereafter, and expire 7-10 years from the date of grant. The exercise price of all of the options under the ASOP ranges from $1.76 to $6.00, and is determined based upon the fair market value of the Company's common stock on the date of grant.

      In September 1997, the SOC adjusted the exercise price of all outstanding options priced at $7.50 a share to $5.10 a share, based on the then determined current fair market value of the Company's common stock.

                         iVILLAGE INC. AND SUBSIDIARIES

      As of December 31, 1999, no shares were available for future grants under the ASOP.

      1999 Employee Stock Option Plan

      In 1999, iVillage's Board of Directors and stockholders adopted the Company's Amended and Restated 1999 Employee Stock Option Plan (the "1999 ESOP"). The 1999 ESOP provides for the granting, at the discretion of the SOC, of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Code, as amended, to employees and (ii) options not intended to so qualify to employees, officers, consultants and directors. The total number of shares of common stock for which options may be granted under the 1999 ESOP is 2,840,163.

      The exercise price of all stock options granted under the 1999 ESOP is determined by the SOC at the time of grant. The maximum term of each option granted under the 1999 ESOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

      The exercise price of all of the options under the 1999 ESOP which range from $9.45-$104.63, was determined based upon the fair market value of iVillage's common stock on the date of grant. Generally, the options vest 25% after one year, 0.0625% every three months thereafter, and expire 5-10 years from the date of grant.

      As of December 31, 1999, there were 1,214,534 shares available for future grants under the 1999 ESOP.

   1999 Acquisition Stock Option Plan

      In 1999, the Company's Board of Directors and stockholders adopted the Company's 1999 Acquisition Stock Option Plan (the "1999 ASOP"). The 1999 ASOP provides for the granting, at the discretion of the SOC of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Code, as amended, to employees of the Company or any of its subsidiaries, or as part of one or more of such acquisitions and (ii) options not intended to so qualify to employees, officers, consultants and directors of the Company, or as part of one or more of such acquisitions. The total number of shares of common stock for which options may be granted under the 1999 ASOP is 333,333.

      The exercise price of all stock options granted under the 1999 ASOP is determined by the SOC at the time of grant. The maximum term of each option granted under the 1999 ASOP is 10
                         iVILLAGE INC. AND SUBSIDIARIES
years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

      Generally, the options vest 25% after one year, 0.0625% every three months thereafter, and expire 7-10 years from the date of grant. The exercise price of all of the options under the 1999 ASOP ranges from $5.10 to $50.25, and is determined based upon the fair market value of the Company's common stock on the date of grant.

      As of December 31, 1999, no shares were available for future grants under the ASOP.

   1999 Non-Qualified Stock Option Plan

      In 1999, iVillage's Board of Directors adopted the Company's 1999 Non-Qualified Stock Option Plan (the "NQSOP"). The NQSOP provides for the granting, at the discretion of the SOC of the board of directors, of options to employees. The total number of shares of common stock for which options may be granted under the NQSOP is 1,000,000.

      The exercise price of all stock options granted under the NQESOP is determined by the SOC at the time of grant. The maximum term of each option granted under the NQSOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

      The exercise price of all of the options under the NQSOP is $25.38, and was determined based upon the fair market value of iVillage's common stock on the date of grant. The options vest 25% after one year, and then 0.0625% thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every three months, and expire 10 years from the date of grant.

      As of December 31, 1999, there were 74,903 shares available for future grants under the NQSOP.

   Director Option Plan

      In 1999, the Company's Board of Directors and stockholders adopted the Company's 1999 Director Option Plan (the "DOP"). The DOP provides for the automatic grant of 1,666 non-qualified stock options to non-employee members of the Company's Board of Directors on the
                         iVILLAGE INC. AND SUBSIDIARIES
date of each annual stockholders' meeting. The total number of shares of common stock for which options may be granted under the DOP is 133,333.

      The exercise price of all stock options granted under the DOP is the fair market value at the time of grant. The maximum term of each option granted under the DOP is 10 years from the date of grant.

      The exercise price of all of the options under the DOP, which ranges from $7.50 to $25.38, was determined based upon the fair market value of the Company's common stock on the date of grant. Generally, the options vest 25% on each anniversary of the grant date.

      As of December 31, 1999, 53,337 shares were available for future grants under the DOP.

      A summary of the status and activity of all of the Company's stock option plans is as follows:

                                                              Weighted
                                                              Average
                                                              Exercise Price
                                              Options         Per Share
                                             ----------    -----------------

Outstanding, January 1, 1997..............     321,084        $     4.36
Granted...................................   1,038,765        $     5.10
Exercised.................................     (41,750)       $     3.42
Expired/canceled..........................    (428,909)       $     4.98
                                             ---------
Outstanding, December 31, 1997............     889,190        $     4.97
Granted...................................   1,608,997        $     6.35
Exercised.................................      (1,249)       $     5.10
Expired/canceled..........................    (232,673)       $     4.99
                                             ---------
Outstanding, December 31, 1998............   2,264,265        $     5.95
Granted...................................   3,227,105        $    28.53
Exercised.................................    (235,703)       $     5.37
Expired/canceled..........................    (331,227)       $    17.67
                                             ---------        ----------
Outstanding, December 31, 1999............   4,924,440        $    19.99
                                             =========        ==========
Options exercisable at December 31, 1999..   1,400,967        $    10.57
                                             =========        ==========
Options exercisable at December 31, 1998..     592,283        $     5.19
                                             =========        ==========
Options exercisable at December 31, 1997..     114,166        $     4.94
                                             =========        ==========
                         iVILLAGE INC. AND SUBSIDIARIES

      Information about stock options outstanding as of December 31, 1999 is as follows:

                                            Options Outstanding                         Options Exercisable
                            ----------------------------------------------------    -----------------------------
                                                 Weighted-
                                                  Average                                              Weighted-
                                 Number          Remaining            Weighted-           Number        Average
 Actual Range of Exercise    Outstanding at     Contractual            Average          Exercisable     Exercise
          Prices                12/31/99           Life             Exercise Price      at 12/31/99      Price
-------------------------    --------------     -----------         --------------     -------------  -----------
$1.76 - $2.48                     44,287           7.4                  $2.02             32,353         $1.97
$3.00 - $3.94                     60,550           7.6                  $3.46             43,857         $3.30
$5.10 - $7.50                  1,709,851           5.6                  $5.86            973,892         $5.65
$8.96 - $9.45                    141,263           5.9                  $9.44             32,580         $9.44
$15.41 - $23.00                   42,923           9.6                 $15.48             26,917        $15.41
$23.44 - $34.13                2,390,127           7.9                 $25.69            284,914        $28.51
$35.94 - $53.00                  514,105           7.6                 $45.00              5,976        $36.63
$55.25 - $72.94                   16,734           6.4                 $65.47                478        $70.71
$94.94 - $113.75                   4,600           6.3                $103.57                  0             -
                             -------------       ----------        ---------------     ------------     ---------
$1.76 - $113.75                4,924,440           7.0                 $19.99          1,400,967        $10.57
                             =============       ==========        ===============     ============     =========

                         iVILLAGE INC. AND SUBSIDIARIES

Stock-Based Compensation

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option issuances. The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock options issued at the fair value of the Company's stock been determined based on the fair value of the stock options at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

($ in thousands, except per share data)                December 31,
                                           -------------------------------------
                                               1999         1998        1997
                                           ----------   ----------   -----------

Net loss - as reported...................  $ (93,001)   $ (43,654)   $ (21,301)
                                           ==========   ==========   ==========
Net loss - pro forma.....................  $(100,159)   $ (44,213)   $ (21,693)
                                           ==========   ==========   ==========
Net loss per share - as reported.........  $   (5.58)   $  (21.11)   $  (13.65)
                                           ==========   ==========   ==========
Net loss per share - pro forma...........  $   (5.92)   $  (21.38)   $  (13.90)
                                           ==========   ==========   ==========

      The fair value of each option grant is estimated using the minimum value method of the Black-Scholes option pricing model which assumes no volatility for the period prior to the IPO and 100% for the period subsequent to the IPO. The weighted average assumptions used for grants made in 1999, 1998 and 1997 are as follows:


                                                    Options granted during the
                                                      year ended December 31,
                                             ----------------------------------------
                                                    1999          1998         1997
                                             ---------------    --------     --------
                                              Post-     Pre-
                                               IPO      IPO
                                             -------  ------

Risk-free interest rate..................     5.87%    4.86%      5.44%        6.22%
Expected option life.....................    4 years  5 years    5 years      5 years
Dividend yield...........................      0.0%     0.0%       0.0%         0.0%



iBaby, Inc. 1998 Stock Option Plan

      In 1998, the Board of Directors and stockholders of iBaby adopted the iBaby, Inc. 1998 Stock Option Plan ("iBaby SOP"). The iBaby SOP provided for the granting, at the discretion of the iBaby Stock Option Committee ("iBaby SOC") of: (i) options that are intended to qualify as incentive stock options, within the meaning of the Code, to employees and (ii) options not intended to so qualify to employees, officers, consultants and directors. The total number of shares of iBaby common stock for which options may be granted under the iBaby SOP is 294,118.

      The exercise price of all stock options granted under the iBaby SOP was determined by the iBaby SOC at the time of grant. The maximum term of each option granted under the iBaby SOP is seven years from the date of grant. Options became exercisable at such time and in such installments as the iBaby SOC provided in the terms of each individual option.

                         iVILLAGE INC. AND SUBSIDIARIES

      Under the iBaby SOP, options to purchase 110,059 shares of iBaby common stock were granted during the year ended December 31, 1998, with a weighted average exercise price per share of $2.68 and a weighted average remaining contractual life of 6.4 years. As of December 31, 1998, 184,059 shares remain available for future grants. In March 1999, in conjunction with the acquisition of the minority interest of iBaby (See Note 5), all outstanding options to purchase iBaby common stock were converted into options to purchase shares of iVillage common stock.

7.    Commitments and Contingencies:

Leases:

      The Company leases office and warehouse space, and equipment, under non-cancelable operating leases expiring at various dates through September 2004. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of December 31, 1999:

      Year ending December 31:
      ------------------------
                                                              (in thousands)
      2000.....................................................    $1,931
      2001.....................................................     1,211
      2002.....................................................       316
      2003.....................................................        91
      2004.....................................................        27
                                                                -----------
                                                                   $3,576
                                                                ===========

      Rent expense was approximately $1.5 million, $.7 million, and $.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Litigation

      The Company has been involved in litigation relating to claims arising out of its operations in the normal course of business, including a claim by a former employee. The Company does not believe that an adverse outcome of any of these legal proceedings will have a material adverse effect on the Company's results of operations. (See Subsequent Events-Note 13)

8.    Convertible Notes

      In 1997, the Company entered into promissory note agreements with AOL and certain other investors whereby the Company received approximately $3.8 million. In connection with these notes, the Company issued warrants to purchase 111,771 shares of common stock for $5.86 per share, which resulted in an interest charge of $334,339 in 1997. The Company valued these options using the Black-Scholes option pricing model at $3.00 per share. In 1997, these notes were converted into approximately 1.93 million shares of Series C Convertible Preferred Stock ("Series C").

                         iVILLAGE INC. AND SUBSIDIARIES

9.    Capital Stock

Convertible Preferred Stock

      In May 1997, the Company issued 11,003,067 shares of Series C Convertible Preferred Stock ("Series C") through a private placement in exchange for net proceeds of approximately $20.6 million, inclusive of the conversion of convertible notes payable in the amount of approximately $3.0 million. In connection with the issuance of Series C, the Company was required to issue additional shares of common stock to Series B holders that had anti-dilution provisions, upon the conversion to common stock. In addition, the Company issued 30,194 warrants to purchase shares of common stock at $.03 a share to the Company's placement agent in consideration for services provided in connection with the private placement.

      In December 1997, the Company issued an additional 2,190,378 shares of Series C through a private placement in exchange for net proceeds of approximately $4.3 million, inclusive of the conversion of an $.8 million convertible note payable.

      In February 1998, the Company issued 13,000,000 shares of Series D Convertible Preferred Stock ("Series D") in exchange for net proceeds of approximately $31.5 million.

      In December 1998, the Company issued 11,730,948 shares of Series E Convertible Preferred Stock ("Series E") through a private placement in exchange for net proceeds of approximately $32.1 million. Holders of Series E have participating preferred rights.

      The holders of convertible preferred stock were entitled to receive noncumulative dividends when and if declared by the Board. These dividends were in preference to any declaration or payment of any dividend on the common stock of the Company.

      All classes of convertible preferred stock were convertible into common stock at prices and at times, subject to the provisions set forth in the Company's restated Certificate of Incorporation, on a one for one basis. In the event of a public offering of the Company's shares with gross proceeds and an offering price as defined, the convertible preferred stock are automatically converted into common stock on a one for one basis (on a pre-split basis). The holders of Series B and B-1 shares received an additional 217,825 shares of common stock as a result of the anti-dilution provisions contained in the Series B and Series B-1 agreements.

      As discussed in Note 1, in March 1999, upon the closing of the IPO, all classes of outstanding convertible preferred stock converted into common stock on a one for one ratio.

As discussed in Notes 4, 8 and above, as of December 31, 1999 and 1998, the Company has 990,434 and 425,998 warrants outstanding with a weighted average exercise price of $12.49 and $6.54 per share, respectively.

                         iVILLAGE INC. AND SUBSIDIARIES

Reverse Stock Split

       On March 11, 1999, the Board of Directors effected a one-for-three reverse common stock split. The Board also approved the adjustment of the common stock par value to $.01 per share. The share information in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of this reverse stock split for all periods presented.

10.   Income Taxes:

      The components of the net deferred tax asset as of December 31, 1999 and 1998 consists of the following:

                                                    1999             1998
                                                 -----------     ------------
                                                       (in thousands)
   Operating loss carryforward..................    $ 60,860     $    31,322
   Depreciation and amortization................       2,685            (167)
   Bad debt allowance and reserves..............         313             906
                                                 -----------     ------------
            Net deferred tax asset..............      63,858          32,061
   Less, valuation allowance....................     (63,858)        (32,061)
                                                 -----------     ------------
            Deferred tax asset.................. $        --     $        --
                                                 ===========     ============

      The difference between the Company's U.S. federal statutory rate of 35%, as well as its state and local rate, net of a federal benefit, of 10%, when compared to the effective rate is principally comprised of the valuation allowance.

      As of December 31, 1999, the Company has a net operating loss carryforward for federal income tax purposes of approximately $136 million which begin to expire in 2010. The net deferred tax asset has been fully reserved due to the uncertainty of the Company's ability to realize this asset in the future.

11.   Segment Information:

      In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which established standards for reporting information about operating segments in annual financial statements. The Company's business is comprised of the development of programming material by iVillage for distribution through online service providers and the Internet, and advertising placements in its publications, videos, and Newborn Channel satellite broadcasts by Lamaze Publishing ("New Media"), and the sale of products by iBaby, iMaternity, PlusBoutique, and Astrology.Net through its Web sites ("Commerce"). The Company's management reviews corporate assets and overhead expenses combined with the New Media segment. The summarized segment information, as of and for the year ended December 31, 1999, is as follows:

                         iVILLAGE INC. AND SUBSIDIARIES

                                            New Media    Commerce      Total
                                           ------------  -----------  ----------
                                                      (in thousands)

Revenues................................   $    35,178   $    9,383   $  44,561
Cost of revenues........................        13,929        7,839      21,768
Product development and technology......         4,195        1,886       6,081
Sales and marketing.....................        44,183        5,196      49,379
Sales and marketing - NBC expenses......        17,466           --      17,466
General and administrative..............        14,494        3,385      17,879
Depreciation and amortization...........        16,038       13,274      29,312
                                           ------------  -----------  ----------
Loss from operations....................   $   (75,127)  $  (22,197)  $ (97,324)
                                           ============  ===========  ==========
Interest income, net....................   $     4,084   $        1   $   4,085
                                           ============  ===========  ==========
Total assets............................   $   306,521   $    6,228   $ 312,748
                                           ============  ===========  ==========


      The summarized segment information, as of and for the year ended December 31, 1998, is as follows:

                                            New Media    Commerce       Total
                                          ------------  -----------  ----------
                                                      (in thousands)
Revenues................................  $    12,451  $    2,561     $  15,012
Cost of revenues........................       10,265       2,138        12,403
Product development and technology              1,477         641         2,118
Sales and marketing.....................       28,176         347        28,523
Sales and marketing - NBC expenses......           --           --           --
General and administrative..............        9,547       1,066        10,613
Depreciation and amortization...........        5,628          55         5,683
                                          ------------  -----------  ----------
Loss from operations....................  $   (42,642)  $   (1,686)   $ (44,328)
                                          ============  ===========  ==========
Interest income, net....................  $       571   $       20    $     591
                                          ============  ===========  ==========
Total assets............................  $    44,875   $      846    $  47,721
                                          ============  ===========  ==========


      Information for the year ended December 31, 1997 has not been provided since during that year the Company operated only in the New Media segment.

                         iVILLAGE INC. AND SUBSIDIARIES

12.   Quarterly Results of Operations (unaudited):

      The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998:

(in thousands, except per share data)

1999                            March 31     June 30   September 30  December 31
                                --------     -------   ------------  -----------

Net revenues..................  $   6,464   $   8,108   $  10,725     $  19,264
                                ==========  =========   =========    ==========
Gross margin..................  $   1,562   $   3,898   $   4,917     $  12,416
                                ==========  =========   =========    ==========
Net loss......................  $ (17,560)  $(17,103)   $ (28,406)    $ (29,932)
                                ==========  =========   =========    ==========
Basic and diluted net loss
   per share..................  $   (7.51)  $  (0.72)   $   (1.12)    $   (1.04)
                                ==========  =========   =========    ==========

1998                            March 31     June 30   September 30  December 31
                                --------     -------   ------------  -----------

Net revenues..................  $   2,200   $   2,638   $   4,288     $   5,886
                                ==========  =========   =========    ==========
Gross margin..................  $      25   $   (624)   $     920     $   2,288
                                ==========  =========   =========    ==========
Net loss......................  $  (8,516)  $(11,750)   $ (12,183)    $ (11,205)
                                ==========  =========   =========    ==========
Basic and diluted net loss
  per share...................  $   (4.40)  $  (1.85)   $   (1.92)    $   (5.31)
                                ==========  =========   =========    ==========


13.   Subsequent Events (unaudited):

      On January 14, 2000, two complaints were filed against iVillage by two former employees. The complaints, among other things, alleged breach of an alleged employment agreement and fraud in connection with an alleged promise of stock options. The complaints sought an unspecified amount of actual and punitive damages. This matter, and the claim discussed in the Commitment and Contingencies note (see Note 7), were settled in March 2000 for a combination of cash and stock options that in the aggregate will not have a material adverse effect on iVillage's business, financial condition or results of operations.

      On February 15, 2000, iVillage and Unilever plc announced the formation of an independently managed company to provide women within a highly focused community, an array of interactive, customized online services, beauty and personal care products and personalized product recommendations. Unilever plc and iVillage plan to provide cash, intellectual property, marketing and other resources. Unilever plc will provide capital as well as sponsorship and promotional initiatives. iVillage will provide its Beauty channel, capital, intellectual property, services and promotion.

      In March 2000, the Company entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which the Company plans to consolidate their New York City operations upon expiration of their existing leases.

                                                                     Schedule II

                         iVILLAGE INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                                              Column A      Column B       Column C     Column D      Column E
                                            ------------  ------------   ------------  ----------    ----------
                                                                    Additions
                                             Balance at    Charged to     Charged                    Balance at
                                             Beginning     Costs and      to Other                     at End
                                             of Period      Expenses      Accounts     Deductions    of Period
                                            ------------  ------------   ------------  ----------    ----------
                                                                        (in thousands)

For the year ended December 31, 1997:
  Provision for doubtful accounts.......    $         -   $       747   $    100(1)    $     567(2)  $      280
                                            ============  ============  ============   ==========    ==========
For the year ended December 31, 1998:
  Provision for doubtful accounts.......    $       280   $       855   $    125(1)    $     514(2)  $      746
                                            ============  ============  ============   ==========    ==========
For the year ended December 31, 1999:
  Provision for doubtful accounts.......    $       746   $       500   $        -     $     546(2)  $      700
                                            ============  ============  ============   ==========    ==========



(1)   Doubtful accounts written off against revenue

(2)   Doubtful accounts written off, net of cash recovered