Form 10-Q
period 2000-03-31
IVILLAGE INC
filed 2000-05-15
CIK 1074767

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


                        Commission File Number 000-25469

                                  iVILLAGE INC.
             (Exact name of registrant as specified in its charter)

               Delaware                              13-3845162
    (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification No.)

         212 Fifth Avenue, New York, New York           10010
      (Address of Principal Executive Offices)        (Zip Code)

                                 (212) 206-3100
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              29,680,808 shares of common stock as of May 5, 2000.

                                  iVillage Inc.
                                    Form 10-Q
                      For the Quarter ended March 31, 2000
                                      Index

PART I.    FINANCIAL INFORMATION                                       Page(s)

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2000 (Unaudited)
and December 31, 1999....................................................  1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 (Unaudited) and 1999 (Unaudited).............  2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 (Unaudited) and 1999 (Unaudited).............  3

Notes to Condensed Consolidated Financial Statements.....................  4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................  8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.... 27


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings............................................. 29

Item 2.    Changes in Securities and Use of Proceeds..................... 29

Item 3.    Defaults Upon Senior Securities............................... 29

Item 4.    Submission of Matters to a Vote of Security Holders........... 29

Item 5.    Other Information............................................. 29

Item 6.    Exhibits and Reports on Form 8-K.............................. 30

Signatures............................................................... 31

Exhibit Index............................................................ 32

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         iVillage Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                      (in thousands, except per share data)


                                             March 31,   December 31,
                                               2000         1999
                                             ---------   ---------

                                            (Unaudited)

                                     Assets

Current assets:
Cash and cash equivalents................     $ 83,016   $ 106,010
Restricted cash..........................          953       1,495
Accounts receivable, net.................        3,616       6,620
Inventory................................        1,955       2,332
Other current assets.....................        5,037       3,193
                                             ---------   ---------
      Total current assets...............       94,577     119,650
                                             ---------   ---------

Restricted cash..........................        9,250          --
Fixed assets, net........................       10,562      10,017
Goodwill and other intangible assets, net      164,051     175,143
Other assets.............................        4,573       7,938
                                             ---------   ---------
      Total assets.......................    $ 283,013   $ 312,748
                                             =========   =========

                      Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses....     $ 14,592    $ 16,216
Deferred revenue.........................       12,260      12,682
                                             ---------   ---------
      Total liabilities..................       26,852      28,898
                                             ---------   ---------

Commitments and contingencies
Stockholders' equity:

Preferred stock - par value $.01, 5,000,000
  shares authorized, 0 shares issued
  and outstanding at March 31, 2000 and
  December 31, 1999, respectively........           --          --
Common stock - par value $.01, 65,000,000
  shares authorized, 29,659,088 and
  29,591,778 shares issued and outstanding
  at March 31, 2000 and December 31, 1999,
  respectively...........................          297         296
Additional paid-in capital...............      494,807     494,899
Accumulated deficit......................     (218,056)   (192,888)
Stockholders' notes receivable...........      (10,857)    (12,188)
Unearned compensation and deferred
  advertising............................       (5,499)     (6,269)
Accumulated other comprehensive loss.....       (4,531)         --
                                             ---------   ---------
      Total stockholders' equity.........      256,161     283,850
                                             ---------   ---------
      Total liabilities and stockholders'
        equity...........................    $ 283,013   $ 312,748
                                             =========   =========


   The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                      (in thousands, except per share data)
                                   (Unaudited)

                                            Three months ended March 31,
                                            ----------------------------
                                                 2000         1999
                                                 ----         ----

Revenues:
   Sponsorship, advertising and other...     $  17,561     $   4,690
   Commerce, net........................         3,201         1,774
                                             ---------     ---------
      Total revenues....................        20,762         6,464

Cost of revenues........................         9,238         5,081
                                             ---------     ---------
Gross margin............................        11,524         1,383
                                             ---------     ---------

Operating expenses:
   Product development and technology...         1,889         1,724
   Sales and marketing..................        13,521         7,953
   Sales and marketing - NBC expenses ..         3,292         3,106
   General and administrative...........         7,126         3,636
   Depreciation and amortization........        12,583         2,854
                                             ---------     ---------
      Total operating expenses..........        38,411        19,273
                                             ---------     ---------

Loss from operations....................       (26,887)      (17,890)
Interest income, net....................         1,558           330
Other income, net.......................           161            --
                                             ---------     ---------

Net loss................................    $  (25,168)    $ (17,560)
                                            ==========     =========
Preferred stock deemed dividend.........            --       (23,612)
Net loss attributable to common
   stockholders.........................    $  (25,168)    $ (41,172)
                                            ==========     =========
Basic and diluted net loss per share
   attributable to common stockholders..    $    (0.85)    $   (7.51)
                                            ==========     =========
Weighted average shares of common stock
   outstanding used in computing basic
   and diluted net loss per share
   attributable to common stockholders..        29,630         5,483
                                             =========     =========
Pro forma basic and diluted net loss per
   share................................                   $   (2.25)
                                                           =========
Shares of common stock used in computing
   pro forma basic and diluted net loss
   per share............................                      18,295
                                                           =========


   The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                 (in thousands)
                                   (Unaudited)

                                           Three months ended March 31,
                                           ----------------------------
                                               2000            1999
                                           ------------    ------------

Cash flows from operating activities:
  Net loss..............................     $ (25,168)    $ (17,560)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Expense recognized in connection with
   issuance of warrants and stock
   options..............................           770         1,877
  Depreciation and amortization.........        12,583         2,854
  Bad debt expense......................            --           500
Changes in operating assets and liabilities:
  Accounts receivable...................         3,004          (129)
  Inventory.............................           377            --
  Restricted cash and other assets......       (10,718)       (1,133)
  Accounts payable and accrued expenses.        (1,624)          592
  Deferred revenue......................          (422)          799
  Other liabilities.....................            --            36
                                             ---------     ---------
     Net cash used in operating
      activities........................       (21,198)      (12,164)
                                             ---------     ---------

Cash flows from investing activities:
  Purchase of fixed assets..............        (2,036)         (733)
  Acquisitions of Web sites.............            --        (9,222)
  Investment in Kaleidoscope Network,
     Inc................................        (1,000)           --
                                             ---------     ---------
     Cash used in investing activities..        (3,036)       (9,955)
                                             ---------     ---------

Cash flows from financing activities:
  Proceeds from issuance of common
     stock, net.........................          (451)       91,618
  Proceeds from exercise of stock
     options............................           360           264
  Principal payments on capital leases..            --           (63)
  Principal payments on stockholders'
     note receivable....................         1,331            --
                                             ---------     ---------
     Net cash provided by financing
     activities.........................         1,240        91,819
                                             ---------     ---------
Net increase (decrease) in cash for
   the period...........................       (22,994)       69,700
Cash and cash equivalents, beginning of
   period...............................       106,010        30,824
                                             ---------     ---------
Cash and cash equivalents, end of
   period...............................     $  83,016     $ 100,524
                                             =========     =========



  The accompanying notes are an integral part of these condensed consolidated financial statements
iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)


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

       The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend the Company's online service brands, the rejection of the Company's services by Web consumers, vendors and/or advertisers and the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event the Company does not successfully implement its business plan, certain assets may not be recoverable.

Unaudited Interim Financial Information

       The unaudited interim condensed consolidated financial statements of the Company for the three months ended March 31, 2000 and 1999, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with iVillage's Annual Report on Form 10-K for the year ended December 31, 1999.

       In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate inter-company elimination adjustments, necessary to present fairly the financial position of the Company at March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999, respectively. The results for the three months ended March 31, 2000 are not necessarily indicative of the expected results for the full fiscal year or any future period.

Reclassifications

       Within the condensed consolidated statements of operations, certain reclassifications have been made to prior year's expense amounts to conform to the 2000 presentation. None of the reclassifications impacted our net loss or net loss per share attributable to iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)


common stockholders in any period. The reclassifications include the allocation of facility expenses from general and administrative expense to cost of revenues, product development and technology and sales and marketing.

Restricted Cash

       Restricted cash includes money held in an escrow account for advertising expenses and a letter of credit securing a real estate lease for new office space.

Net Loss Per Share

       Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

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

Investments

       The Company enters into certain equity investments for the promotion of business and strategic purposes.

       Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date.

       The Company's marketable investments are classified as available-for-sale as of the balance sheet date and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

       Non-marketable investments are recorded at the lower of cost or market.

       These investments are included in other assets in the condensed consolidated balance sheets.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note 2 - Comprehensive Loss

       Comprehensive loss includes the Company's net loss and unrealized loss on the Company's investment in marketable securities. The Company's total comprehensive loss for the three months ended March 31, 2000 and 1999 was as follows:

                                                Three Months Ended March 31,
                                              --------------------------------
                                                   2000              1999
                                              ---------------  ---------------
                                                        (in thousands)
                                                         (Unaudited)
Net loss...................................    $   (25,168)       $  (17,560)
Unrealized loss on marketable securities...         (4,531)               --
                                               ------------       -----------
Total comprehensive loss...................    $   (29,699)       $  (17,560)
                                               ============       ===========


Note 3 - Recent Accounting Pronouncements

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

Note 4 - Segment Information

       The Company's business is comprised of the development of programming material by iVillage for distribution through online service providers and the Internet, and advertising placements in its publications, videos, and Newborn Channel satellite broadcasts by Lamaze Publishing ("New Media"), and the sale of products by iBaby, iMaternity, PlusBoutique and Astrology.com through its Web sites ("Commerce"). The Company's management reviews corporate assets and overhead expenses combined with the New Media segment.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)


       The summarized segment information, as of and for the three months ended March 31, 2000, is as follows:

($ in thousands)
                                 New Media     Commerce       Total
                                 ---------     --------       -----
Revenues......................  $   17,561   $    3,201   $   20,762
Cost of revenues..............       6,465        2,773        9,238
Product development and
   technology.................       1,141          748        1,889
Sales and marketing...........      15,725        1,088       16,813
General and administrative....       6,297          829        7,126
Depreciation and amortization.       7,139        5,444       12,583
                                ----------   ----------   ----------
Loss from operations..........  $  (19,206)  $   (7,681)  $  (26,887)
                                ==========   ==========   ==========
Interest income (expense),
   net........................  $    1,559   $       (1)  $    1,558
                                ==========   ==========   ==========
Total assets..................  $  276,293   $    6,720   $  283,013
                                ==========   ==========   ==========

         The summarized segment information, as of and for the three months ended March 31, 1999, is as follows:

($ in thousands)
                                 New Media     Commerce       Total
                                 ---------     --------       -----
Revenues......................  $    4,690   $    1,774   $    6,464
Cost of revenues..............       3,688        1,393        5,081
Product development and
   technology.................       1,356          368        1,724
Sales and marketing...........      10,447          612       11,059
General and administrative....       3,179          457        3,636
Depreciation and amortization.       1,639        1,215        2,854
                                ----------   ----------   ----------
Loss from operations..........  $  (15,619)  $   (2,271)  $  (17,890)
                                ==========   ==========   ==========
Interest income, net..........  $      330   $       --   $      330
                                ==========   ==========   ==========
Total assets..................  $  145,322   $      919   $  146,241
                                ==========   ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project," and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and iVillage cautions you that any forward-looking information provided by or on behalf of iVillage is not a guarantee of future performance. iVillage's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond iVillage's control, in addition to those risks discussed below and in iVillage's other public filings, press releases and statements by iVillage's management, including (i) the volatile and competitive nature of the Internet industry, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on iVillage's business, and (iv) the impact of recent and future acquisitions on iVillage's business and financial condition. All such forward-looking statements are current only as of the date on which such statements were made. iVillage does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

      The iVillage network, iVillage.com, provides an easy-to use, comprehensive online network of sites tailored to the interests and needs of women using the Internet. iVillage.com consists of 18 content specific channels organized by subject matter and several shopping areas. The channels cover leading topics of interest to women online such as family, health, work, money, food, computers, relationships, shopping, travel, pets and astrology. We facilitate channel usage by providing common features and functionality within each channel, including experts, chats, message boards and services.

      To date our revenues have been derived primarily from the sale of sponsorship and advertising contracts. Sponsorship and advertising revenues constituted 85% and 73% of total revenues for the three months ended March 31, 2000 and 1999, respectively.

      Sponsorship revenues are derived principally from contracts ranging from one to three years. Sponsorships are designed to support broad marketing objectives, including brand promotion, awareness, product introductions and online research. Sponsorship agreements typically include the delivery of impressions on our Web sites and occasionally the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include banner advertisements, links, buttons, or other text or images. Sponsorship revenues are recognized ratably in the period in which the advertisement is displayed, provided that none of our significant obligations remain and the collection of the receivable is reasonably assured, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract. Accordingly, to the extent that minimum guaranteed impressions are not met, we defer recognition of the corresponding revenues until the guaranteed impressions are met.

      As part of our sponsorship deals, certain sponsors who also sell products provide us with a commission on sales of their products generated through our Web site. To date, these amounts have been immaterial.

      Advertising revenues are derived principally from short-term advertising contracts in which we typically guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that none of our significant obligations remain and the collection of the receivable is probable, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Advertising rates, measured on a cost per thousand impressions basis, or CPMs, are dependent on whether the impressions are for general rotation throughout our Web sites or for targeted audiences and properties within specific areas of iVillage.com.

      Sponsorship and advertising revenues also include barter revenues, which represent exchanges by us of advertising space on our Web sites for reciprocal advertising space or traffic on other Web sites. Revenues from these barter transactions are recorded as advertising revenues at the estimated fair value of the advertisements delivered, unless the fair value of the goods and services received is more objectively determinable, and are recognized when the advertisements are run on iVillage.com and its affiliated properties. Barter expenses are recognized at the value of advertisements received when our advertisements are run on the reciprocal Web sites or properties, which is typically in the same period as when advertisements are run on iVillage.com. Barter expenses are included as part of sales and marketing expenses. We do not receive cash for the advertisements delivered, nor do we pay for the advertisements received. Typically, these barter transactions have no impact on our cash flows and results of operations. Barter transactions enable us to continue to build strong brand recognition as part of our overall business strategy without expending cash resources. Revenues from barter transactions represented approximately 4% and 13% of total revenues for the three months ended March 31, 2000 and 1999, respectively. We anticipate that barter revenues will continue to increase in the future although they generally will remain constant as a percentage of total revenues.

      With the acquisition of Lamaze Publishing Company, Inc. ("Lamaze Publishing"), we generate additional revenues through advertising placements in its publications, videos, Newborn Channel satellite broadcasts and e-commerce opportunities. In addition, revenues are expected to be generated through a sampling and coupon program which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant mothers.

      Commerce revenues are derived principally from sales through iBaby, iMaternity, PlusBoutique, and Astrology.com where we are the direct retailer. Commerce revenues received from iBaby consist of the sale of baby-related products, including strollers, high chairs, bedding, toys and accessories. iBaby takes all orders for iBaby products, collects the payment and ships the items to the customer. iBaby is also responsible for all merchandising, inventory management and order fulfillment functions. In order to fulfill these functions, we signed a two-year lease for approximately 40,000 square feet of warehouse space for iBaby at a facility located in San Diego, California during 1999. Additionally, we exercised an option to lease an additional 34,307 square feet of warehouse space.

      Commerce revenues received through iMaternity consist of the sale of maternity clothing and products through its Web site. Additionally, the commerce revenues received from PlusBoutique consist of the sale of clothing and products for plus-sized women through its Web site. All orders for iMaternity and PlusBoutique products are taken through its channel on the iBaby Web site, and iBaby collects the payment for product sales. The fulfillment of all product orders for iMaternity and PlusBoutique are handled by Dan Howard, Inc. Revenues from Astrology.com consist of the sale of astrological charts and other related products to visitors to the Astrology.com Web site. We recognize revenues from iBaby, iMaternity, PlusBoutique and Astrology.com product sales, net of any discounts, when products are shipped to customers and the collection of the receivable is reasonably assured.

      We received fees from the licensing of portions of our content in connection with the PlanetRx.com relationship. Such fees are recognized on a straight-line basis over the life of the contract.

Results of Operations

Revenues

      Revenues were $20.8 million for the three months ended March 31, 2000, which represents an increase of 221% when compared with the three months ended March 31, 1999. The increase in revenues was primarily due to our ability to generate significantly higher sponsorship and advertising revenues during the 2000 period, the acquisition of Lamaze Publishing in the third quarter of 1999, as well as the development of our commerce strategy through our investments in iBaby and Astrology.Net. Sponsorship, advertising and other revenues were $17.6 million for the three months ended March 31, 2000, compared to $4.7 million for the three months ended March 31, 1999. The increase in sponsorship, advertising and other revenues was primarily due to an increase in the number of impressions sold, an increase in the number of sponsors advertising on our Web sites during the 2000 period, and from the acquisition of Lamaze Publishing. Sponsorship, advertising and other revenues accounted for approximately 85% of total revenues for the three months ended March 31, 2000. Commerce revenues accounted for $3.2 million, or 15% of total revenues, for the three months ended March 31, 2000, compared to $1.8 million, or 27% of total revenues, for the comparable three-month period in 1999.

      Although no one advertiser accounted for greater than 10% of our total revenues for the three months ended March 31, 2000, our five largest advertisers accounted for 23% of total revenues for this period. The five largest advertisers accounted for 22% of total revenues for the three months ended March 31, 1999.

      Included in sponsorship and advertising revenues are barter transactions that accounted for approximately 4% of total revenues for the three months ended March 31, 2000 compared to 13% for the comparable period in 1999.

Cost of Revenues

      The principal elements of cost of advertising, sponsorship and other revenues for our Internet operations are content costs, payroll and related expenses for the editorial staff, Web site design and production staff, the cost of communications and related expenses necessary to support our Web sites, and an allocation of facility expenses, which is based on the number of personnel. Cost of commerce revenues consist primarily of the cost of products sold to customers and outbound and inbound shipping, handling and distribution facility costs. Distribution facility expenses consist primarily of payroll and related expenses for personnel engaged in distribution activities as well as equipment and supplies. Cost of advertising, sponsorship and other revenues were $6.4 million, or 37% of advertising, sponsorship and other revenues, for the three months ended March 31, 2000. Cost of advertising, sponsorship and other revenues were $3.7 million, or 79% of advertising, sponsorship and other revenues, for the comparable period in 1999. Cost of advertising, sponsorship and other revenues, as a percentage of these revenues, decreased during the three months ended March 31, 2000 due to significant growth in advertising and sponsorship revenues over the prior period. Cost of commerce revenues were $2.8 million, or 87% of commerce revenues, for the three months ended March 31, 2000 compared to $1.4 million, or 79% of commerce revenues, for the corresponding period in 1999. The cost of commerce revenues as a percentage of these revenues increased compared with the prior period due primarily to iBaby assuming distribution facility expenses in the third quarter of 1999.

Operating Expenses

Product Development and Technology

      Product development and technology expenses consist primarily of salaries, payroll taxes and benefits, related expenditures for support, technology, software development and operations personnel, and an allocation of facility expenses, which is based on the number of personnel. Product development and technology expenses for the three months ended March 31, 2000 were approximately $1.9 million, or 9% of total revenues. Product development and technology expenses were approximately $1.7 million, or 27% of total revenues, for the three months ended March 31, 1999. The increase was primarily attributable to additional personnel costs related to creating and testing new channel concepts and tools used throughout our network of Web sites.

Sales and Marketing

      Sales and marketing expenses consist primarily of costs related to distribution agreements, salaries, payroll taxes and benefits for sales and marketing personnel, commissions, advertising and other marketing-related expenses, and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the three months ended March 31, 2000 were approximately $16.8 million, or 81% of total revenues. Sales and marketing expenses were approximately $11.1 million, or 171% of total revenues, for the three months ended March 31, 1999. The dollar increase in sales and marketing expenses was primarily attributable to our $28.5 million marketing campaign and our advertising campaign on the Internet and television in accordance with our agreement with the National Broadcasting Company, Inc. ("NBC"). Sales and marketing expenses as a percentage of revenues decreased as a result of the growth in revenues.

      Included in sales and marketing expenses are barter transactions, which amounted to approximately 4% of total revenues during the three months ended March 31, 2000, compared to 13% of total revenues for the comparable period in 1999.

General and Administrative

      General and administrative expenses consist primarily of salaries, payroll taxes and benefits and related costs for general corporate overhead, including executive management, finance, facilities, and legal and other professional fees. General and administrative expenses for the three months ended March 31, 2000 were $7.1 million, or 34% of total revenues. For the comparable period in 1999, general and administrative expenses were $3.6 million, or 56% of total revenues. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits, recruiting costs, expenses incurred for international endeavors and costs associated with the Company's new office space. General and administrative expenses decreased as a percentage of total revenues as a result of the growth in revenues for the three months ended March 31, 2000 compared to the same period in 1999.

Depreciation and Amortization

      Depreciation and amortization expenses for the three months ended March 31, 2000 were approximately $12.6 million, or 61% of total revenues. For the comparable period in 1999, depreciation and amortization expenses were $2.9 million, or 44% of total revenues. The dollar increase between 1999 and 2000 was primarily attributable to increased amortization expense resulting from our acquisitions of iBaby, Astrology.Net, OnLine Psychological Services, Inc., Lamaze Publishing and Family Point Inc., as well as depreciation on a greater base of fixed assets owned by us during 2000.

Interest Income, Net

      Interest income, net includes interest income from our cash balances. Interest income, net for the three months ended March 31, 2000 was $1.6 million, or 8% of total revenues. For the comparable period in 1999, interest income, net was $0.3 million, or 5% of total revenues. The increase between 1999 and 2000 was primarily due to higher average net cash and cash equivalents balances resulting primarily from the cash received from our initial public offering of common stock in March 1999, and secondary offering of common stock in October 1999.

Net Loss

      We recorded a net loss of $25.2 million, or $0.85 per share, for the three months ended March 31, 2000. For the three months ended March 31, 1999 we recorded a net loss of $41.2 million, or $7.51 per share. The net loss per share for the three months ended March 31, 1999 includes a deemed dividend of $23.6 million incurred as a result of the difference between the purchase price of the series E convertible preferred stock sold to NBC during the first quarter of 1999, and the fair market value on the date of issuance.

Liquidity and Capital Resources

      Until our initial public offering in March 1999, which raised net proceeds of $91.4 million, we financed our operations primarily through the private placement of our convertible preferred stock. On November 3, 1999, we consummated a secondary offering of 2,700,000 shares of common stock and received net proceeds of $70.8 million. As of March 31, 2000, we had approximately $93.2 million in cash, cash equivalents and restricted cash. Management believes our existing cash balances are sufficient to enable us to meet our obligations for at least the next twelve months.

      Net cash used in operating activities increased to $21.2 million for the three months ended March 31, 2000, from $12.2 million for the three months ended March 31, 1999. The increase in net cash used in operating activities resulted primarily from increased net losses and restricted cash and other assets, offset by a decrease in accounts receivable and an increase in depreciation and amortization expenses. The increased net loss was primarily due to the continued investment in establishing the iVillage brand on the Internet through further investment in content and technology and our $28.5 million marketing campaign.

      Cash used in investing activities was $3.0 million for the three months ended March 31, 2000. This compares to cash used in investing activities of $10.0 million for the three months ended March 31, 1999. The decrease in cash used in investing activities from 1999 to 2000 resulted primarily from the acquisition of iBaby and Astrology.Net in the first quarter of 1999.

      Net cash provided by financing activities amounted to $1.2 million for the three months ended March 31, 2000, compared to $91.8 million for the three months ended March 31, 1999. The decrease in net cash provided by financing activities from 1999 to 2000 was primarily due to the receipt of $91.4 million of net proceeds from our initial public offering in March 1999, offset by our investment in Kaleidoscope Network, Inc. in February 2000.

      On August 2, 1999, we announced a $40.0 million marketing campaign, $28.5 million of which was incremental to our existing plan, which commenced in the third quarter of 1999 and will run through 2000. In addition, on September 3, 1999, we paid approximately $7.5 million to PlanetRx.com for 37,103 shares of series D preferred stock of PlanteRx.com. However, we separately received $7.5 million from PlanetRx.com in a content license agreement and have entered into a $15.0 million sponsorship agreement with them.

      As of September 28, 1999, we entered into a financial advisory agreement with Allen & Company Incorporated pursuant to which Allen & Company will act as our financial advisor with respect to various matters from time to time. We paid Allen & Company $0.3 million upon execution of the agreement. In February 2000, we executed an amendment to the agreement that extended its term to September 28, 2000 and set forth additional fees payable to Allen & Company upon their provision of certain services to us.

      On February 15, 2000, iVillage and Unilever announced the formation of an independently managed company to provide women with a highly focused community, an array of interactive, customized online services, beauty and personal care products and personalized product recommendations. Unilever and iVillage plan to provide an aggregate $200.0 million in cash, intellectual property, marketing and other resources. Unilever will provide capital as well as sponsorship and promotional initiatives. iVillage will provide its Beauty channel, capital, intellectual property and promotion.

      In March 2000, we entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which we plan to consolidate our New York City operations upon the expiration of our three existing leases for office space in different locations in New York City.

      Our capital requirements depend on numerous factors, including:

      o  market acceptance of our services;
      o the amount of resources we devote to investments in the iVillage.com network, including the acquisition of other entities;
      o  the resources we devote to marketing; and
      o  the resources we devote to selling our services and brand promotions.

      We have experienced a substantial increase in our expenditures since our inception. The increase in expenditures is consistent with the growth in our operations and staffing. We anticipate that we will continue to evaluate possible investments in businesses, products and technologies, and continue to expand our sales and marketing programs and conduct more aggressive brand promotions, any of which could reduce our liquidity.

Risk Factors That May Affect Results of Operations and Financial Condition.

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

We lack significant revenues and have recent and anticipated continuing losses

      We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $25.2 million for the three months ended March 31, 2000, $93.0 million for the year ended December 31, 1999 and $43.7 million for the year ended December 31, 1998. As of March 31, 2000 and December 31, 1999, our accumulated deficit was $218.1 million and $192.9 million, respectively. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

We have merchandising, inventory management and fulfillment responsibilities for iBaby

      During 1999, we started handling merchandising, inventory management and order fulfillment for iBaby. Our failure to perform these functions efficiently and in a timely manner has and could result in the disruption of the operations of iBaby, including shipment delays. In addition, changing trends in consumer tastes in baby-related products subject us to inventory risks. It is important to our success that we accurately identify and predict these trends and do not overstock unpopular products. The demand for specific products can change between the time the products are ordered and the date of receipt.

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

We use barter transactions which do not generate cash revenue

Revenues from barter transactions represented approximately 4% and 7% of total revenues for the three months ended March 31, 2000 and the year ended December 31, 1999, respectively. Barter revenues may represent a significant portion of our total revenues in future periods. Barter transactions do not generate any cash revenues and are entered into by us to promote our brand and generate traffic to our Web sites, without any expenditure of our cash resources.

Seasonal and cyclical patterns may affect our business

      We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If our market makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in the future. As a result, if our industry follows the same seasonal patterns as those in traditional media, we may experience lower advertising revenues in the first and third calendar quarter of each year. Seasonal and cyclical patterns in Internet advertising may also affect our revenues. In addition, traffic levels on our Web sites typically fluctuate during the summer and year-end vacation and holiday periods and we anticipate that sales from iBaby, iMaternity, PlusBoutique and Astrology.com, and any other future consumer goods we may sell, will typically increase during the fourth quarter as a result of the holiday season and may decline during other periods.

The market for Internet advertising is still developing

      We expect to continue to derive a substantial portion of our revenues from sponsorships and advertising for the foreseeable future, as demand and market acceptance for Internet advertising continues to develop.

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

We may not attract a sufficient amount of traffic and advertising without our channels being carried on America Online, Inc. ("AOL")

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

We have a small number of customers and the loss of a number of these customers could adversely affect our financial condition and results of operations

      We depend on a limited number of customers for a significant portion of our revenues. Consequently, the loss of even a small number of these customers at any one time may adversely affect our business, financial condition and results of operations. Although no advertiser accounted for more than 10% of total revenues for the three months ended March 31, 2000 or the year ended December 31, 1999, our five largest advertisers accounted for 23% and 16% of total revenues, respectively. At March 31,

2000 and December 31, 1999, no one advertiser accounted for 10% or more of net accounts receivable.

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

We may not find sufficient acquisition candidates to implement our business strategy

      As part of our business strategy, we have completed and expect to enter into additional business combinations and acquisitions. We compete for acquisition candidates with other entities, some of which have greater financial resources than we have. Increased competition for acquisition candidates may make fewer acquisition opportunities available to us and may cause acquisitions to be made on less attractive terms, such as higher purchase prices. Acquisition costs may increase to levels that are beyond our financial capability or that would adversely affect our results of operations and financial condition. Our ability to make acquisitions will depend in part on the relative attractiveness of shares of our common stock as consideration for potential acquisition candidates. This attractiveness may depend largely on the relative market price, our ability to register common stock and capital appreciation prospects of our common stock compared to that of other bidders. Since the market price of our common stock has declined materially over a prolonged period of time, our acquisition program could be materially adversely affected.

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

We may incur potential product liability for the products we sell

      Consumers may sue us if any of the products that we sell are defective, fail to perform properly or injure the user. To date, we have had very limited experience in the sale of products and the development of relationships with manufacturers or suppliers of such products. We plan to develop a range of products targeted specifically at women through our iBaby, iMaternity and PlusBoutique sites, Astrology.com, Lamaze Publishing and other e-commerce sites that we may acquire in the future. We also may foster relationships with manufacturers or companies to offer these products directly on iVillage.com. Such a strategy involves numerous risks and uncertainties. Although our agreements with manufacturers typically contain provisions intended to limit our exposure to liability claims, these limitations may not prevent all potential claims. In addition, through Lamaze Publishing, we distribute publications and broadcast over the Newborn Channel information and instructions regarding childbirth and infant care. We may be exposed to liability claims in connection with the information we provide. Liability claims could require us to spend significant time and money in litigation and to pay significant damages. As a result, liability claims, whether or not successful, could seriously damage our reputation and our business.

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

      o  cable networks targeting women, such as Oxygen Media, Inc.;

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

Our business is dependent on our chief executive officer, editor-in-chief and president

      Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly, Candice Carpenter, Chief Executive Officer, Nancy Evans, Editor-in-Chief and Douglas McCormick, President. We currently have no employment agreements with any of Mdmes. Carpenter or Evans or Mr. McCormick and we do not maintain "key person" life insurance for any of our personnel, other than Ms. Carpenter. The loss of the services of Mdmes. Carpenter or Evans, Mr. McCormick or other key employees, would likely have a significantly detrimental effect on our business.

Competition for personnel in the Internet industry is intense

      We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and we expect to continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of our rapid growth and expansion. Our Chief Financial Officer and Chief Operating Officer have each recently announced their resignation in order to join other companies. In addition, there is significant competition for qualified employees in the Internet industry. As a result, we incurred increased salaries, benefits and recruiting expenses for the quarter ended March 31, 2000 and the year ended December 31, 1999. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

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

Possible infringement of intellectual property rights could harm our business

      We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Any infringement or misappropriation could have a material adverse effect on our future financial results. In addition, we have from time to time become involved in intellectual property disputes with third parties that may not result in a favorable outcome for us.

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

Several members of senior management have only recently joined iVillage

      Several members of our senior management joined us in 1998, 1999 and 2000 and have not previously worked together. As a result, our senior managers are continuing to become integrated as a management team and may not work together effectively as a team to successfully manage our growth.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      We are exposed to the impact of changes in the market values of our investments. We invest in equity instruments of privately-held, information technology companies for business and strategic purposes. The investments are included in other assets on the condensed consolidated balance sheets. These investments are accounted for under the cost method of accounting. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. In

1999, one of the privately held investments became a marketable equity security when the investee completed an initial public offering. Such investments in the Internet industry are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

   Information regarding the legal proceedings of iVillage is incorporated by reference from Part I, Item 3-"Legal Proceedings" in iVillage's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Item 2.  Changes in Securities and Use of Proceeds.

      1. In January 2000, employees exercised options and received (i) an aggregate 14,863 shares of common stock at a price per share of $3.94, (ii) an aggregate 4,062 shares of common stock at a price per share of $6.00, (iii) an aggregate 104 shares of common stock at a price per share of $7.50, (iv) an aggregate 1,769 shares of common stock at a price per share of $7.65, and (v) an aggregate 1,257 shares of common stock at a price per share of $9.45.

      2. In February 2000, employees exercised options and received (i) an aggregate 1,500 shares of common stock at a price per share of $1.76, (ii) an aggregate 718 shares of common stock at a price per share of $2.48, (iii) an aggregate 2,150 shares of common stock at a price per share of $3.00, (iv) an aggregate 1,263 shares of common stock at a price per share of $3.94, (v) an aggregate 29,108 shares of common stock at a price per share of $5.10, (vi) an aggregate 677 shares of common stock at a price per share of $6.00, (vii) an aggregate 979 shares of common stock at a price per share of $9.45, (viii) an aggregate 315 shares of common stock at a price per share of $15.41, and (ix) an aggregate 51 shares of common stock at a price per share of $24.00.

      3. In March 2000, employees exercised options and received (i) an aggregate 3,715 shares of common stock at a price per share of $3.94, (ii) an aggregate 800 shares of common stock at a price per share of $5.10, (iii) an aggregate 2,917 shares of common stock at a price per share of $6.00, (iv) an aggregate 104 shares of common stock at a price per share of $7.50, (v) an aggregate 125 shares of common stock at a price per share of $9.45, and (vi) an aggregate 833 shares of common stock at a price per share of $24.00.

      Exemption from registration for the transactions described above was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by the issuer not involving a public offering, in that these transactions were made, without general solicitation or advertising, to investors with access to all relevant information necessary to evaluate these investments and who represented to iVillage that the shares were being acquired for investment.

Item 3.  Defaults Upon Senior Securities.

      Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

      Not Applicable.

Item 5.  Other Information.

      Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

      3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit number 3.3 to Amendment No. 2 to Registration Statement (File No. 333-68749)).

      3.2 By-Laws of the Registrant (incorporated by reference from exhibit number 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-25469)).

      10.1 Lease dated March 14, 2000, between 500-512 Seventh Avenue Limited Partnership and the Registrant.

      11        Statement re computation of earnings per share.

      27        Financial Data Schedule.


(b)  A Report on Form 8-K was filed on January 19, 2000, reporting under Item
     5.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          iVILLAGE INC.
                                          (Registrant)



Dated:  May 15, 2000                      By:  /s/ Candice Carpenter
                                               ---------------------
                                               Candice Carpenter
                                               Chief Executive Officer

Dated:  May 15, 2000                      By:  /s/ Scott Levine
                                               ----------------
                                               Scott Levine
                                               Vice President, Controller and
                                               Chief Accounting Officer (Interim
                                               Chief Financial Officer)

                                INDEX TO EXHIBITS

      Exhibits

      3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from exhibit number 3.3 to Amendment No. 2 to Registration Statement (File No. 333-68749)).

      3.2 By-Laws of the Registrant (incorporated by reference from exhibit number 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-25469)).

      10.1 Lease dated March 14, 2000, between 500-512 Seventh Avenue Limited Partnership and the Registrant.

      11        Statement re computation of earnings per share.

      27        Financial Data Schedule.