Form 10-Q
period 2000-06-30
IVILLAGE INC
filed 2000-08-14
CIK 1074767

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-25469

                                  iVILLAGE INC.
             (Exact name of registrant as specified in its charter)

                         Delaware                  13-3845162
             (State or other jurisdiction of     (IRS Employer
              incorporation or organization)   Identification No.)

               512 Seventh Avenue, New York, New York      10018
              (Address of Principal Executive Offices)   (Zip Code)

                                 (212) 206-3100
              (Registrant's telephone number, including area code)

                   212 Fifth Avenue, New York, New York 10010
                   ------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

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

             29,704,333 shares of common stock as of August 8, 2000.

                                  iVillage Inc.
                                    Form 10-Q
                       For the Quarter ended June 30, 2000
                                      Index

PART I.       FINANCIAL INFORMATION                                                          Page(s)

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2000 (Unaudited)
and December 31, 1999.......................................................................  1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 (Unaudited) and 1999 (Unaudited).................................  2

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2000 (Unaudited) and 1999 (Unaudited).................................  3

Notes to Condensed Consolidated Financial Statements (Unaudited)............................  4

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................................  6


Item 3.       Quantitative and Qualitative Disclosures About Market Risk.................... 21

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings............................................................. 21

Item 2.       Changes in Securities and Use of Proceeds..................................... 21

Item 3.       Defaults Upon Senior Securities............................................... 21

Item 4.       Submission of Matters to a Vote of Security Holders........................... 22

Item 5.       Other Information............................................................. 22

Item 6.       Exhibits and Reports on Form 8-K.............................................. 22

Signatures.................................................................................. 23

Exhibit Index............................................................................... 24

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                         iVillage Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                     June 30,    December 31,
                                                                       2000          1999
                                                                    ---------    ------------
                                                                   (Unaudited)
                                     Assets
Current assets:
Cash and cash equivalents .......................................   $  68,506    $    106,010
Restricted cash .................................................          --           1,495
Accounts receivable, net ........................................       5,890           6,620
Inventory .......................................................          --           2,332
Other current assets ............................................       5,330           3,193
Current assets of discontinued operations, net ..................       1,464              --
                                                                    ---------    ------------
        Total current assets ....................................      81,190         119,650
                                                                    ---------    ------------

Restricted cash .................................................       9,250              --
Fixed assets, net ...............................................      11,386          10,017
Goodwill and other intangible assets, net .......................     146,886         175,143
Other assets ....................................................         972           7,938
Non-current assets of discontinued operations ...................       7,503              --
                                                                    ---------    ------------
        Total assets ............................................   $ 257,187    $    312,748
                                                                    =========    ============

                      Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses ...........................   $  12,714    $     16,216
Liabilities for disposal of iBaby, Inc. .........................       6,770              --
Deferred revenue ................................................      11,437          12,682
                                                                    ---------    ------------
        Total liabilities .......................................      30,921          28,898
                                                                    ---------    ------------

Commitments and contingencies

Stockholders' equity:
Preferred stock - par value $.01, 5,000,000 shares
  authorized, 0 shares issued and outstanding at
  June 30, 2000 and December 31, 1999, respectively .............          --              --
Common stock - par value $.01, 65,000,000 shares
  authorized, 29,702,431 and 29,591,778 issued and
  outstanding at June 30, 2000 and December 31,
  1999, respectively ............................................         297             296
Additional paid-in capital ......................................     495,573         494,899
Accumulated deficit .............................................    (255,314)       (192,888)
Stockholders' notes receivable ..................................      (9,565)        (12,188)
Unearned compensation and deferred advertising ..................      (4,725)         (6,269)
                                                                    ---------    ------------
        Total stockholders' equity ..............................     226,266         283,850
                                                                    ---------    ------------
        Total liabilities and stockholders' equity ..............   $ 257,187    $    312,748
                                                                    =========    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                      (in thousands, except per share data)
                                   (Unaudited)

                                                        Three months             Six months
                                                        ended June 30,          ended June 30,
                                                     --------------------    --------------------
                                                       2000        1999        2000        1999
                                                      ------      ------      ------      ------
Revenues .........................................   $ 19,392    $  6,416    $ 37,496    $ 11,208

Cost of revenues .................................      6,992       2,885      13,611       6,606
                                                     --------    --------    --------    --------

Gross margin .....................................     12,400       3,531      23,885       4,602
                                                     --------    --------    --------    --------

Operating expenses:
    Product development and technology ...........      2,059       1,195       3,558       2,603
    Sales and marketing ..........................     10,991       7,347      23,611      14,794
    Sales and marketing - NBC expenses ...........      2,815       4,466       6,107       7,572
    General and administrative ...................      6,456       3,012      13,064       6,257
    Depreciation and amortization ................     11,291       3,651      22,759       6,040
                                                     --------    --------    --------    --------
        Total operating expenses .................     33,612      19,671      69,099      37,266
                                                     --------    --------    --------    --------
Loss from operations .............................    (21,212)    (16,140)    (45,214)    (32,664)

Interest income, net .............................      1,322       1,182       2,880       1,514
Other expense, net ...............................     (8,117)         --      (7,956)         --
                                                     --------    --------    --------    --------

Loss from continuing operations ..................    (28,007)    (14,958)    (50,290)    (31,150)
                                                     --------    --------    --------    --------

Preferred stock deemed dividend ..................         --          --          --     (23,612)
Loss attributable to common
    stockholders from continuing
    operations ...................................    (28,007)    (14,958)    (50,290)    (54,762)
                                                     --------    --------    --------    --------
Discontinued operations:
    Loss from operation of iBaby, Inc. ...........     (1,978)     (2,145)     (4,863)     (3,512)
    Loss  on  disposal  of  iBaby,  Inc.,
      including provision for losses during
      phase-out period, $3,075, and
      estimated loss on sale of assets, $4,198 ...     (7,273)         --      (7,273)         --
                                                     --------    --------    --------    --------

Loss from discontinued operations ................     (9,251)     (2,145)    (12,136)     (3,512)
                                                     --------    --------    --------    --------
Net loss attributable to common
    stockholders .................................   $(37,258)   $(17,103)    (62,426)   $(58,274)
                                                     ========    ========    ========    ========
Basic and diluted net loss per share
    attributable to common stockholders ..........   $  (1.25)   $  (0.72)   $  (2.10)   $  (3.98)
                                                     ========    ========    ========    ========
Weighted average shares of common stock
    outstanding used in computing basic
    and diluted net loss per share
    attributable to common stockholders ..........     29,691      23,728      29,691      14,656
                                                     ========    ========    ========    ========
Pro forma basic and diluted net loss per
    share ........................................                                       $  (2.77)
                                                                                         ========
Shares of common stock used in computing
    pro forma basic and diluted net loss
    per share ....................................                                         21,027
                                                                                         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                 (in thousands)
                                   (Unaudited)

                                                         Three months                Six months
                                                         ended June 30,             ended June 30,
                                                     ----------------------    ----------------------
                                                        2000        1999          2000         1999
                                                     ---------    ---------    ---------    ---------

Cash flows from operating activities:
  Net loss .......................................   $ (37,258)    $(17,103)    $(62,426)   $ (34,662)
Adjustments to reconcile net loss to
  net cash used in operating
  activities of continuing
  operations:
  Loss from discontinued operations ..............       1,978        2,145        4,863        3,512
  Loss on disposal of iBaby, Inc. ................       7,273           --        7,273           --
  Expense recognized in connection
    with issuance of warrants and
    stock options ................................       1,187        1,102        1,957        2,979
  Write-down of marketable investments ...........       8,079           --        8,079           --
  Depreciation and amortization ..................      11,291        3,651       22,759        6,040
  Bad debt expense ...............................          --           --           --          500
Changes in operating assets and liabilities:
  Accounts receivable ............................      (2,274)        (746)         730         (797)
  Restricted cash and other assets ...............        (119)         956      (10,708)        (108)
  Accounts payable and accrued
    expenses .....................................        (973)      (1,577)      (1,837)      (1,233)
  Deferred revenue ...............................        (823)        (521)      (1,245)         278
  Other liabilities ..............................          --           --           --           36
                                                     ---------    ---------    ---------    ---------
Net cash used in operating activities
  of continuing operations: ......................     (11,639)     (12,093)     (30,555)     (23,455)
                                                     ---------    ---------    ---------    ---------

Cash flows from investing activities:
  Purchase of fixed assets .......................      (3,519)        (626)      (5,300)      (1,274)
  Acquisitions of Web sites ......................          --       (1,609)          --      (10,831)
  Investment in non-marketable securities ........          --           --       (1,000)          --
                                                     ---------    ---------    ---------    ---------
Cash used in investing activities of
  continuing operations: .........................      (3,519)      (2,235)      (6,300)     (12,105)
                                                     ---------    ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of common
    stock, net ...................................          --         (226)        (451)      91,392
  Proceeds from exercise of stock
    options ......................................         352          241          712          505
  Principal payments on capital leases ...........          --           --           --          (63)
  Principal payments on stockholders'
    note receivable ..............................       1,292        1,382        2,623        1,382
                                                     ---------    ---------    ---------    ---------
Net cash provided by financing
  activities of continuing operations: ...........       1,644        1,397        2,884       93,216
                                                     ---------    ---------    ---------    ---------

Cash used in discontinued operations .............        (996)      (2,314)      (3,533)      (3,201)

Net increase (decrease) in cash for
   the period ....................................     (14,510)     (15,245)     (37,504)      54,454
Cash and cash equivalents, beginning
   of period .....................................      83,016      100,524      106,010       30,825
                                                     ---------    ---------    ---------    ---------
Cash and cash equivalents, end of
   period ........................................   $  68,506    $  85,279    $  68,506    $  85,279
                                                     =========    =========    =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements
iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The Company

Basis of Presentation

iVillage Inc. was incorporated in the State of Delaware on June 8, 1995 and commenced operations on July 1, 1995. iVillage Inc. and its subsidiaries ("iVillage" or the "Company") are primarily engaged in the development of programming material for distribution through online service providers and the Internet.

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

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements of the Company for the three and six months ended June 30, 2000 and 1999, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with iVillage's Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate inter-company elimination adjustments, necessary to present fairly the financial position of the Company at June 30, 2000, and the results of its operations and its cash flows for the three and six months ended June 30, 2000 and 1999, respectively. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the expected results for the full fiscal year or any future period.

Reclassifications

Within the condensed consolidated statements of operations, certain reclassifications have been made to prior year's expense amounts to conform to the 2000 presentation. None of the reclassifications impacted our net loss or net loss per share attributable to common stockholders in any period. The reclassifications include the allocation of facility expenses from general and administrative expense to cost of revenues, product development and technology and sales and marketing, and to present the operating results of iBaby, Inc. as a discontinued operation.

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

Investments

The Company enters into certain equity investments for the promotion of business and strategic purposes. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such investments at each balance sheet date. These investments are included in other assets in the condensed consolidated balance sheets.

The Company's marketable investments are classified as available-for-sale as of the balance sheet date and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity until realized.

Non-marketable investments are recorded at the lower of cost or market.

For all investment securities, unrealized losses that are other than temporary are recognized in calculating net income or loss.

Included in Other Expense, Net in the condensed consolidated statements of operations are $8.1 million of losses recognized for the write-down of the Company's marketable and non-marketable investments whose decline in value was deemed to be other than temporary.

Note 2 - Discontinued Operations

In June 2000, the Company decided to discontinue the operations of its iBaby, Inc. subsidiary. The Company recorded a loss on disposal of approximately $7.3 million, which includes an estimated loss on sale of assets of $4.2 million and loss from operations during the phase-out period of $3.1 million. Results of these operations have been classified as discontinued operations and all prior period results have been restated. For business segment reporting purposes, iBaby, Inc. was previously classified as part of "Commerce". As a result, the Company now operates as one business segment (See Note 4).

The Company received a convertible promissory note of approximately $9.9 million, subject to post closing adjustments, as consideration for the sale of certain iBaby, Inc. assets. In calculating the loss on sale of assets, the Company valued the note at $5.1 million, due to uncertainties surrounding the recoverability of the convertible note. The loss on sale of assets was calculated as follows (in thousands):

           Estimated value of convertible promissory note   $ 5,100
           Inventory                                         (1,854)
           Fixed assets, net                                 (1,213)
           Goodwill, net                                     (6,231)
                                                            -------
           Loss on sale of iBaby, Inc. assets               $(4,198)
                                                            =======

Net revenue and loss from discontinued operations are as follows (in thousands):

                                      Three months ended June 30,    Six months ended June 30,
                                          2000           1999           2000            1999
                                          ----           ----           ----            ----
Net revenue                             $  2,055       $  1,693       $   4,714       $  3,364
                                        ========       ========       =========       ========
Loss from discontinued operations,
   including  loss on disposal          $ (9,251)      $ (2,145)      $ (12,136)      $ (3,512)
                                        ========       ========       =========       ========

Net current assets of discontinued operations as of June 30, 2000 are as follows (in thousands):

            Inventory                                       $ 1,854
            Other current assets                                362
            Accounts payable and accrued expenses              (752)
                                                            -------
            Net current assets of discontinued operations   $ 1,464
                                                            =======

Non-current assets of discontinued operations as of June 30, 2000 are as follows (in thousands):

             Fixed assets, net                               $1,213
             Goodwill, net                                    6,231
             Other assets                                        59
                                                             ------
             Non-current assets of discontinued operations   $7,503
                                                             ======

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

Note 4 - Subsequent Event

In July 2000, the Company sold certain assets of iBaby, Inc. to Babygear.com, Inc. Under the Asset Purchase Agreement dated July 6, 2000, the Company received a convertible promissory note of approximately $9.9 million, subject to post closing adjustments. The note matures on January 6, 2003 and the conversion rate, conversion timing, and the method of repayment are contingent upon Babygear.com consummating additional financing. The percentage of cash, note and equity in Babygear.com, into which the note shall be converted, is determined by the timing and amount of financing received by Babygear.com.

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

Overview

         The iVillage network, iVillage.com, provides an easy-to use, comprehensive online network of sites tailored to the interests and needs of women using the Internet. iVillage.com consists of 16 content specific channels organized by subject matter and online access to experts and tailored shopping opportunities. The channels cover leading topics of interest to women online such as family, health, work, money, food, computers, relationships, shopping, travel, pets and astrology. We facilitate channel usage by providing common features and functionality within each channel, including experts, chats, message boards and services.

          In June 2000, iVillage decided to discontinue the operations of its iBaby, Inc. subsidiary. As such, all discussion and analysis below represents solely the continuing operations of iVillage.

         To date our revenues from continuing operations have been derived primarily from the sale of sponsorship and advertising contracts. Sponsorship and advertising revenues constituted 91% and 92% of total revenues from continuing operations for the three and six months ended June 30, 2000, respectively. This compares to 93% and 95% for the comparable periods during the prior year, respectively.

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

         As part of our sponsorship deals, certain sponsors who also sell products provide us with a commission on sales of their products generated through our Web site. To date, these amounts have not been significant.

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

         Sponsorship and advertising revenues also include barter revenues, which represent exchanges by us of advertising space on our Web sites for reciprocal advertising space or traffic on other Web sites. Revenues from these barter transactions are recorded as advertising revenues at the estimated fair value of the advertisements delivered, unless the fair value of the goods and services received is more objectively determinable, and are recognized when the advertisements are run on iVillage.com and its affiliated properties. Barter expenses are recognized at the value of advertisements received when our advertisements are run on the reciprocal Web sites or properties, which is typically in the same period as when advertisements are run on iVillage.com. Barter expenses are included as part of sales and marketing expenses. We do not receive cash for the advertisements delivered, nor do we pay for the advertisements received. Typically, these barter transactions have no impact on our cash flows and results of operations. Barter transactions enable us to continue to build strong brand recognition as part of our overall business strategy without expending cash resources. Revenues from barter transactions represented approximately 5% and 15% of total revenues for the six months ended June 30, 2000 and 1999, respectively. We anticipate that barter revenues will continue to increase in the future although they generally will remain constant as a percentage of total revenues.

         With the acquisition of Lamaze Publishing Company, Inc. ("Lamaze Publishing"), we generate additional revenues through advertising placements in its publications, videos, Newborn Channel satellite broadcasts and e-commerce opportunities. In addition, revenues are generated through a sampling and coupon program, which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant mothers.

         Commerce revenues are derived principally from sales through Astrology.com where we are the direct retailer. Revenues from Astrology.com consist of the sale of astrological charts and other related products to visitors to the Astrology.com Web site. We recognize revenues from Astrology.com product sales, net of any discounts, when products are shipped to customers and the collection of the receivable is reasonably assured.

         We received fees from the licensing of portions of our content in connection with the PlanetRx.com relationship. Such fees are recognized on a straight-line basis over the life of the contract.

Results of Operations

Revenues

         Revenues from continuing operations were $19.4 million and $37.5 million for the three and six months ended June 30, 2000, respectively, which represents an increase of 202% and 235%, respectively, when compared with the corresponding periods in 1999. The increase in revenues was primarily due to our ability to generate significantly higher sponsorship and advertising revenues during the 2000 period and the acquisition of Lamaze Publishing in the third quarter of 1999. Sponsorship, advertising and other revenues were $17.7 million and $34.3 million for the three and six months ended June 30, 2000, respectively, compared to $6.0 million and $10.7 million for the corresponding periods in 1999. The increase in sponsorship, advertising and other revenues was primarily due to an increase in the number of impressions sold, an increase in the number of sponsors advertising on our Web sites during the 2000 period, and from the acquisition of Lamaze Publishing. Sponsorship, advertising and other revenues accounted for approximately 91% and 92% of total revenues for the three and six months ended June 30, 2000, respectively. Commerce revenues from continuing operations accounted for $.6 million, or 3% of total revenues, for the three months ended June 30, 2000, and $1.1 million, or 3% of total revenues, for the six months ended June 30, 2000, compared to $.4 million and $.5 million, or 7% and 5% of total revenues for the comparable three and six month periods in 1999, respectively.

         Although no one advertiser accounted for greater than 10% of our total revenues for the three or six months ended June 30, 2000, our five largest advertisers accounted for 26% and 23% of total revenues, respectively. The five largest advertisers accounted for 35% and 29% of total revenues for the three and six months ended June 30, 1999, respectively.

         Included in sponsorship and advertising revenues are barter transactions which accounted for approximately 5% of total revenues for the three and six months ended June 30, 2000, respectively, compared to 13% and 15% for the comparable periods in 1999, respectively.

         Included in revenues are fees received from the licensing of portions of our content, which accounted for approximately 6% of total revenues for the three and six months ended June 30, 2000, respectively. iVillage did not recognize any licensing fee revenue for the comparable periods in 1999.

Cost of Revenues

         The principal elements of cost of revenues for our Internet operations are content costs, payroll and related expenses for the editorial staff, Web site design and production staff, the cost of communications and related expenses necessary to support our Web sites, and an allocation of facility expenses, which is based on the number of personnel. Cost of revenues were $7.0 million and $13.6 million, or 36% of revenues, for the three and six months ended June 30, 2000, respectively. Cost of revenues were $2.9 million and $6.6 million, or 45% and 59% of advertising, sponsorship and other revenues, for the comparable periods in 1999. Cost of revenues, as a percentage of these revenues, decreased during the three and six months ended June 30, 2000 due to significant growth in advertising, sponsorship and licensing revenues over the prior period.

ended June 30, 2000 primarily from an increased number of affiliates, who receive commissions.

Operating Expenses

Product Development and Technology

         Product development and technology expenses consist primarily of salaries, payroll taxes and benefits, related expenditures for support, technology, software development and operations personnel, and an allocation of facility expenses, which is based on the number of personnel. Product development and technology expenses for the three months and six months ended June 30, 2000 were approximately $2.1 million and $3.6 million, or 11% and 9% of total revenues, respectively. Product development and technology expenses were approximately $1.2 million, or 19% of total revenues, and $2.6 million, or 23% of total revenues, for the corresponding periods in 1999. The increase was primarily attributable to additional personnel costs related to creating and testing new channel concepts and tools used throughout our network of Web sites.

Sales and Marketing

         Sales and marketing expenses consist primarily of costs related to distribution agreements, salaries, payroll taxes and benefits for sales and marketing personnel, commissions, advertising and other marketing-related expenses, and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the three and six months ended June 30, 2000 were approximately $13.8 million, or 71% of total revenues, and $29.7 million, or 79% of total revenues, respectively. Sales and marketing expenses were approximately $11.8 million, or 184% of total revenues, and $22.4 million, or 200% of total revenues, for the comparable periods in 1999. The dollar increase in sales and marketing expenses was primarily attributable to our marketing campaign and our advertising campaign on the Internet and television, including pursuant to our agreement with the National Broadcasting Company, Inc. ("NBC"). Sales and marketing expenses as a percentage of revenues decreased as a result of the growth in revenues.

         Included in sales and marketing expenses are barter transactions, which amounted to approximately 5% of total revenues during the three and six months ended June 30, 2000, respectively, compared to 13% and 15% of total revenues for the comparable periods in 1999.

General and Administrative

         General and administrative expenses consist primarily of salaries, payroll taxes and benefits and related costs for general corporate overhead, including executive management, finance, allocated facilities, and legal and other professional fees. General and administrative expenses for the three and six months ended June 30, 2000 were $6.5 million, or 33% of total revenues, and $13.1 million, or 35% of total revenues, respectively. For the comparable periods in 1999, general and administrative expenses were $3.0 million, or 47% of total revenues, and $6.3 million, or 56% of total revenues, respectively. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits, recruiting costs, expenses incurred for international endeavors, allocation of costs associated with the Company's new office space, and the acquisition of Lamaze Publishing in August 1999. General and administrative expenses decreased as a percentage of total revenues as a result of the growth in revenues for the three and six months ended June 30, 2000 compared to the same periods in 1999.

Depreciation and Amortization

         Depreciation and amortization expenses for the three and six months ended June 30, 2000 were approximately $11.3 million, or 58% of total revenues, and $22.8 million, or 61% of total revenues, respectively. For the comparable periods in 1999, depreciation and amortization expenses were $3.7 million, or 57% of total revenues, and $6.0 million, or 54% of total revenues, respectively. The dollar increase between 1999 and 2000 was primarily attributable to increased amortization expense resulting from our acquisitions of Astrology.Net, and OnLine Psychological Services, Inc., Lamaze Publishing and Family Point Inc. in the second half of 1999, as well as depreciation on a greater base of fixed assets owned by us during 2000 periods.

Interest Income, Net

         Interest income, net includes interest income from our cash balances. Interest income, net for the three and six months ended June 30, 2000 was $1.3 million, or 7% of total revenues, and $2.9 million, or 8% of total revenues, respectively. For the comparable periods in 1999, interest income, net was $1.2 million, or 18% of total revenues, and $1.5 million, or 13% of total revenues, respectively. The increase between 1999 and 2000 was primarily due to higher average net cash and cash equivalents balances resulting primarily from the cash received from our initial public offering of common stock in March 1999, and secondary offering of common stock in October 1999.

Net Loss

         We recorded net losses of $37.3 million and $62.4 million, or $1.25 and $2.10 per share, for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, we recorded net losses of $17.1 million and $58.3 million, or $0.72 and $3.98 per share, respectively. The net loss for the six months ended June 30, 2000 includes the write-down of marketable and non-marketable investments of approximately $8.1 million, whose decline was considered other than temporary, and an estimated loss on the sale of iBaby, Inc. assets of $4.2 million. The net loss for the six months ended June 30, 1999 includes a deemed dividend of $23.6 million incurred as a result of the difference between the purchase price of the series E convertible preferred stock sold to NBC during the first quarter of 1999, and the fair market value on the date of issuance.

Liquidity and Capital Resources

         Until our initial public offering in March 1999, which raised net proceeds of $91.4 million, we financed our operations primarily through the private placement of our convertible preferred stock. On November 3, 1999, we consummated a secondary offering of 2,700,000 shares of common stock and received net proceeds of $70.8 million. As of June 30, 2000, we had approximately $77.8 million in cash, cash equivalents and restricted cash. Management believes our existing cash balances are sufficient to enable us to meet our obligations for at least the next twelve months.

         Net cash used in operating activities from continuing operations decreased to $11.6 million for the three months ended June 30, 2000, from $12.1 million for the three months ended June 30, 1999. Net cash used in operating activities from continuing operations increased to $30.6 million for the six months ended June 30, 2000 from $23.5 million for the comparable period in 1999. The overall increase in net cash used in operating activities from continuing operations resulted primarily from increases in losses from continuing operations, restricted cash and other assets, offset by a decrease in accounts receivable and an increase in depreciation and amortization expenses. The increased loss from continuing operations was primarily due to the increased amortization of goodwill related to our acquisitions in the second half of 1999 and the write-down of the Company's marketable and non-marketable investments.

         Cash used in investing activities from continuing operations was $3.5 million and $6.3 million for the three and six months ended June 30, 2000, respectively. This compares to cash used in investing activities from continuing operations of $2.2 million and $12.1 million for the three and six months ended June 30, 1999, respectively. The overall decrease in cash used in investing activities from continuing operations from the six months ended June 30, 1999 to June 30, 2000 resulted primarily from the acquisition of iBaby and Astrology.Net in the first quarter of 1999, offset by our investment in non-marketable securities in February 2000, and higher fixed asset purchases for the build-out of our new New York City office in the second quarter 2000. At June 30, 2000, our investment in non-marketable securities was written down approximately $0.9 million to its estimated fair market value due to a decline in value deemed to be other than temporary.

         Net cash provided by financing activities from continuing operations amounted to $1.6 million and $2.9 million for the three and six months ended June 30, 2000, respectively, compared to $1.4 million and $93.2 million for the three and six months ended June 30, 1999, respectively. The overall decrease in net cash provided by financing activities from continuing operations was primarily due to the receipt of $91.4 million of net proceeds from our initial public offering in March 1999.

         On August 2, 1999, we announced a $40.0 million marketing campaign, $28.5 million of which was incremental to our existing plan, which commenced in the third quarter of 1999. In addition, on September 3, 1999, we paid approximately $7.5 million to PlanetRx.com for 371,103 shares of series D preferred stock of PlanetRx.com. At June 30, 2000, the investment in PlanetRx.com was written down approximately $7.1 million to its estimated fair market value due to a decline in value deemed to be other than temporary.

         In addition, in September 1999 we entered into a content license agreement with PlanetRx.com for $7.5 million and a multi-year sponsorship agreement for $15.0 million. In June 2000, our sponsorship agreement with PlanetRx.com was amended to reduce the aggregate value of the agreement to approximately $9.3 million, as well as reduce iVillage's obligations thereunder.

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

         In March 2000, we entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which we plan to consolidate our New York City operations by the end of 2000. The financial commitment for rent at this office space is approximately $4.7 million for the next 12 months.

         In July 2000, the Company sold certain assets of its iBaby, Inc. subsidiary. Under the Asset Purchase Agreement dated July 6, 2000, the Company received a convertible promissory note of approximately $9.9 million, subject to post closing adjustments. The note matures on January 6, 2003 and the conversion rate, conversion timing, and the method of repayment are contingent upon Babygear.com consummating additional financing. The percentage of cash, note and equity in Babygear.com, into which the note shall be converted, is determined by the timing and amount of financing received by Babygear.com. In connection with the sale, the Company recorded a loss on disposal of approximately $7.3 million, which includes an estimated loss on sale of assets of $4.2 million and loss from operations during the phase-out period of $3.1 million. Results of these operations have been classified as discontinued operations and all prior period results have been restated.

         On July 19, 2000, iVillage, Tesco PLC, and Tesco.com announced the formation of an international joint venture, iVillage UK, to serve the women's online market in the United Kingdom and the Republic of Ireland. iVillage UK will function as an independently managed entity and provide women in the UK and the Republic of Ireland with a highly focused community and an array of interactive, customized online solutions and services including content channels, tools, planners, quizzes, message boards, chats and newsletters. Tesco and iVillage plan to provide a combined total of approximately $70.0 million in marketing, branding, cash, intellectual property, and other resources. Tesco will provide capital and promotional initiatives, and iVillage will provide its brand, intellectual property, content and consulting services.

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

         We have experienced a substantial increase in our expenditures since our inception. The increase in expenditures is consistent with the growth in our operations and staffing. We anticipate that we will continue to evaluate possible investments in businesses, products and technologies, and continue to expand our sales and marketing programs, any of which could reduce our liquidity.

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

We lack significant revenues and have recent and anticipated continuing losses

         We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $62.4 million for the six months ended June 30, 2000, $93.0 million for the year ended December 31, 1999 and $43.7 million for the year ended December 31, 1998. As of June 30, 2000 and December 31, 1999, our accumulated deficit was $255.3 million and $192.9 million, respectively. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

We may not be able to integrate the operations from our recent and future acquisitions and joint ventures

         As part of our business strategy, we have completed and may enter into additional business combinations, acquisitions and joint ventures. Acquisition and joint venture transactions are accompanied by a number of risks, including, among other things:

         o the difficulty of assimilating the operations and personnel of the acquired companies and joint venture entities;

         o the difficulty of establishing a new joint venture including, without limitation, attracting qualified personnel, potential adverse financial and accounting consequences, high initial expenses, attracting customers and advertisers, and integrating resources from previously unaffiliated entities;

         o        the potential disruption of our ongoing business;

         o the inability of management to maximize our financial and strategic position through the successful incorporation of acquired or shared technology or content and rights into our products and media properties;

         o        expenses associated with the transactions;

         o additional expenses associated with amortization of acquired intangible assets;

         o the difficulty of maintaining uniform standards, controls, procedures and policies;

         o the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

         o the potential unknown liabilities associated with acquired businesses and joint venture entities.

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

         o our ability to sell advertising and sponsorships on our Web sites and in Lamaze Publishing's magazines, videos and Web site, and iVillage Integrated Properties, Inc.'s Newborn Channel;

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

We use barter transactions which do not generate cash revenue

         Revenues from barter transactions represented approximately 5% and 9% of total revenues for the six months ended June 30, 2000 and the year ended December 31, 1999, respectively. Barter transactions do not generate any cash revenues and are entered into by us to promote our brand and generate traffic to our Web sites, without any expenditure of our cash resources.

Seasonal and cyclical patterns may affect our business

         We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If our market makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in the future. As a result, if our industry follows the same seasonal patterns as those in traditional media, we may experience lower advertising revenues in the first and third calendar quarters of each year. Seasonal and cyclical patterns in Internet advertising may also affect our revenues. In addition, traffic levels on our Web sites typically fluctuate during the summer and year-end vacation and holiday periods and we anticipate that sales from Astrology.com, and any other future consumer goods we may sell, will typically increase during the fourth quarter as a result of the holiday season and may decline during other periods.

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

We have a small number of customers and the loss of a number of these customers could adversely affect our financial condition and results of operations

         We depend on a limited number of customers for a significant portion of our revenues. Consequently, the loss of even a small number of these customers at any one time may adversely affect our business, financial condition and results of operations. Although no advertiser accounted for more than 10% of total revenues for the six months ended June 30, 2000 or the year ended December 31, 1999, our five largest advertisers accounted for 23% and 20% of total revenues, respectively. At June 30, 2000 and December 31, 1999, no one advertiser accounted for 10% or more of net accounts receivable.

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

We may not find sufficient acquisition candidates and/or joint venture partners to implement our business strategy

         As part of our business strategy, we have completed and expect to enter into additional business combinations, acquisitions and joint ventures. We compete for acquisition candidates and joint venture partners with other entities, some of which have greater financial resources than we have. Increased competition for acquisition candidates and joint venture partners may make fewer acquisition and/or joint venture opportunities available to us and may cause acquisitions and joint ventures to be made on less attractive terms, such as higher purchase prices. Acquisition and joint venture costs may increase to levels that are beyond our financial capability or that would adversely affect our results of operations and financial condition. Our ability to make acquisitions will depend, in part, on the relative attractiveness of shares of our common stock as consideration for potential acquisition candidates. This attractiveness may depend largely on the relative market price, our ability to register common stock and capital appreciation prospects of our common stock compared to that of other bidders or potential partners. Since the market price of our common stock has declined materially over a prolonged period of time, our acquisition program could be materially adversely affected.

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

We may incur potential product liability for the products we sell

Consumers may sue us if any of the products that we sold prior to our recent sale of assets related to our iBaby site, or prior to our divestiture of our iMaternity and PlusBoutique sites, were defective, fail to perform properly or injure the user. To date, we have had very limited experience in the sale of products and the development of relationships with manufacturers or suppliers of such products. We plan to develop a range of products targeted specifically at women through Astrology.com and Lamaze Publishing and other e-commerce sites that we may acquire in the future. We also may foster relationships with manufacturers or companies to offer these products directly on iVillage.com. Such a strategy involves numerous risks and uncertainties. Although our agreements with manufacturers typically contain provisions intended to limit our exposure to liability claims, these limitations may not prevent all potential claims. In addition, through iVillage.com, Lamaze Publishing and iVillage Integrated Properties, Inc., we distribute publications and broadcast over our Web sites and the Newborn Channel information and instructions regarding healthcare, childbirth, infant care and financial and tax issues. We may be exposed to liability claims in connection with the information we provide. Liability claims could require us to spend significant time and money in litigation and to pay significant damages. As a result, liability claims, whether or not successful, could seriously damage our reputation and our business.

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

         o        e-commerce companies such as Astronet.com; and

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

AOL investments may result in conflicts of interest for AOL that could be adverse to iVillage

         AOL has invested in Oxygen Media, an Internet and television company that is developing cable and interactive content for women. In addition, Oxygen Media has acquired from AOL the assets of electra.com, an online women's network, and Thrive Partners LLC, the operator of thriveonline.com, a health site. The relationship between AOL and Oxygen Media and AOL and other Internet companies may result in a conflict of interest for AOL, which may not be resolved in our favor. In addition, other principal investors in iVillage may have similar conflicts of interests by virtue of their other investments.

Our business is dependent on our chairman of the board, chief executive officer and editor-in-chief

         Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly, Candice Carpenter, Chairman of the Board of Directors, Nancy Evans, Editor-in-Chief and Douglas McCormick, Chief Executive Officer. We currently have no employment agreements with either Ms. Evans or Mr. McCormick and we do not maintain "key person" life insurance for any of our personnel. The loss of the services of Mdmes. Carpenter or Evans, Mr. McCormick or other key employees, would likely have a significantly detrimental effect on our business.

Competition for personnel in the Internet industry is intense

         We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of our rapid growth and expansion. Our Chief Financial Officer, Chief Operating Officer and several key members of our sales staff each recently resigned in order to join other companies. In addition, there is significant competition for qualified employees in the Internet industry. As a result, we incurred increased salaries, benefits and recruiting expenses for the six months ended June 30, 2000 and the year ended December 31, 1999. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

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

Satellite transmissions over the Newborn Channel may be interrupted

         Through iVillage Integrated Properties, Inc., we operate the Newborn Channel, a satellite television network broadcast in over 900 hospitals in the United States. There is a risk that the satellite from which the transmission is sent may malfunction, interrupting iVillage Integrated Properties' broadcasts. In the event this occurs, there may be a period of time before iVillage Integrated Properties can transmit to and from another satellite. Any interruption in iVillage Integrated Properties' ability to transmit the Newborn Channel could have an adverse impact on its business. In addition, extreme adverse weather could damage receivers and transmitters on the ground, thereby hindering transmissions.

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

Several members of senior management have only recently joined iVillage

         Several members of our senior management joined us in 1999 and 2000 and have not previously worked together. As a result, our senior managers are continuing to become integrated as a management team and may not work together effectively as a team to successfully manage our growth.

International operations are subject to additional risks.

         Our business strategy involves expanding our operations to numerous foreign jurisdictions and as a result of a recent joint venture a portion of our operations are conducted and located abroad. We have had no prior experience with operations abroad and we have limited information available to evaluate our prospects abroad. International operations and business expansion plans are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties, social instability, differences in business practices or other developments not typical of investments in the United States. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities within such governments' countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and business strategy.

         We currently do not have political risk insurance in the foreign countries in which we conduct business. While we carefully consider these risks when evaluating investment opportunities, there is no assurance that we will not be materially adversely affected as a result of such risks. A number of the agreements we have entered into with non-United States partners are governed by the laws of, and are subject to dispute resolution in the courts of, or through arbitration proceedings in, the country or region in which the operation is located. We cannot accurately predict whether such forum will provide us with an effective and efficient means of resolving disputes that may arise in the future. Even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis. Our ability to obtain or enforce relief in the United States is uncertain. In addition, as a United States corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act (the "FCPA"), which generally prohibits United States companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Any determination that we have violated the FCPA could have a material adverse effect on us.

         As a result of our recent joint venture, our operations have been exposed to foreign competition. Many of these competitors have substantially greater financial resources than we do. In addition, many of such competitors have a significant operating history in the jurisdictions in which we are seeking to establish ourselves. There can be no assurance that we will be able to successfully compete in any foreign jurisdiction or against such competitors.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Our 2000 Annual Meeting of Stockholders was held on May 17, 2000. In the election of directors, the three director nominees were elected with the following votes:

                                                      Number of Votes
                                              ----------------------------------
         Nominee                                 For                  Withheld
         -------                                 ---                  --------
         Jay C. Hoag...................       25,829,172               49,291
         Douglas McCormick.............       25,831,072               47,391
         Daniel H. Schulman............       25,828,433               50,030

        The stockholders voted in favor of the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ended December 31, 2000 as follows:

                                                      Number of Votes
                                              ----------------------------------
                                                 For        Against      Abstain
                                                 ---        -------      -------
        Ratification of Appointment of
        Auditors........................     25,825,050     43,261        10,152

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

         3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from the same exhibit number to Registration Statement File No.333-85437).

         3.2      By-Laws of the Registrant, as amended.

         10.1 iVillage Inc. Amended and Restated 1999 Non-Qualified Stock Option Plan, effective as of April 19, 2000.

         10.2 First Amendment to Sponsorship Agreement dated as of June 19, 2000 between PlanetRx.com, Inc. and iVillage, Inc.

         11       Statement re: computation of earnings per share.

         27       Financial Data Schedule.

(b) Reports on Form 8-K were filed on April 21, 2000 and April 27, 2000, each reporting under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   iVILLAGE INC.
                                                   (Registrant)

Dated:     August 14, 2000              By:    /s/ Douglas McCormick
                                               ---------------------
                                               Douglas McCormick
                                               Chief Executive Officer

Dated:     August 14, 2000              By:    /s/ Scott Levine
                                               ----------------
                                               Scott Levine
                                               Vice President, Controller and
                                               Chief Accounting Officer (Interim
                                               Chief Financial Officer)

                                  EXHIBIT INDEX

      Exhibits
      --------

         3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from the same exhibit number to Registration Statement File No.333-85437).

         3.2      By-Laws of the Registrant, as amended.

         10.1 iVillage Inc. Amended and Restated 1999 Non-Qualified Stock Option Plan, effective as of April 19, 2000.

         10.2 First Amendment to Sponsorship Agreement dated as of June 19, 2000 between PlanetRx.com, Inc. and iVillage, Inc.

         11       Statement re: computation of earnings per share.

         27       Financial Data Schedule