Form 10-Q
period 2000-09-30
IVILLAGE INC
filed 2000-11-14
CIK 1074767

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-25469

                                  iVILLAGE INC.
             (Exact name of registrant as specified in its charter)

                       Delaware                      13-3845162
           (State or other jurisdiction of          (IRS Employer
            incorporation or organization)        Identification No.)

                500-512 Seventh Avenue, New York, New York    10018
               (Address of Principal Executive Offices)     (Zip Code)

                                 (212) 600-6000
              (Registrant's telephone number, including area code)

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

            29,706,770 shares of common stock as of November 7, 2000.

                                  iVillage Inc.
                                    Form 10-Q
                    For the Quarter ended September 30, 2000
                                      Index

PART I.      FINANCIAL INFORMATION                                       Page(s)

Item 1.      Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2000 (Unaudited)
and December 31, 1999......................................................... 1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 (Unaudited) and 1999 (Unaudited).............. 2

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2000 (Unaudited) and 1999 (Unaudited).............. 3

Notes to Condensed Consolidated Financial Statements (Unaudited).............. 4

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................. 7


Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......21

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings................................................21

Item 2.      Changes in Securities and Use of Proceeds........................22

Item 3.      Defaults Upon Senior Securities..................................22

Item 4.      Submission of Matters to a Vote of Security Holders..............22

Item 5.      Other Information................................................22

Item 6.      Exhibits and Reports on Form 8-K.................................22

Signatures....................................................................23

Exhibit Index.................................................................24

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         iVillage Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                       September 30,  December 31,
                                                                            2000          1999
                                                                       -------------  ------------
                                                                        (Unaudited)
                                     Assets
Current assets:
Cash and cash equivalents .............................................   $  57,804    $ 106,010
Restricted cash .......................................................          --        1,495
Accounts receivable, net ..............................................       7,487        6,620
Inventory .............................................................          --        2,332
Other current assets ..................................................       8,950        3,193
                                                                          ---------    ---------
         Total current assets .........................................      74,241      119,650
                                                                          ---------    ---------

Restricted cash .......................................................       9,250           --
Fixed assets, net .....................................................      17,809       10,017
Goodwill and other intangible assets, net .............................      39,326      175,143
Other assets ..........................................................         500        7,938
Non-current assets of discontinued operations .........................         275           --
                                                                          ---------    ---------
         Total assets .................................................   $ 141,401    $ 312,748
                                                                          =========    =========

                      Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses .................................   $  17,096    $  16,216
Deferred revenue ......................................................       9,176       12,682
Deferred rent .........................................................         321           --
Net current liabilities of discontinued operations ....................       1,282           --
                                                                          ---------    ---------
         Total current liabilities ....................................      27,875       28,898
                                                                          ---------    ---------

Deferred rent, net of current portion .................................       4,362           --
                                                                          ---------    ---------
         Total liabilities ............................................      32,237       28,898
                                                                          ---------    ---------

Commitments and contingencies

Stockholders' equity:
Preferred stock - par value $.01, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2000 and December 31,
   1999, respectively .................................................          --           --
Common stock - par value $.01, 65,000,000 shares authorized,
   29,706,770 and 29,591,778 issued and outstanding at September 30,
  2000 and December 31, 1999, respectively ............................         297          296
Additional paid-in capital ............................................     495,590      494,899
Accumulated deficit ...................................................    (374,276)    (192,888)
Stockholders' notes receivable ........................................      (8,274)     (12,188)
Unearned compensation and deferred advertising ........................      (3,964)      (6,269)
Accumulated other comprehensive loss ..................................        (209)          --
                                                                          ---------    ---------
         Total stockholders' equity ...................................     109,164      283,850
                                                                          ---------    ---------
         Total liabilities and stockholders' equity ...................   $ 141,401    $ 312,748
                                                                          =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                      (in thousands, except per share data)
                                   (Unaudited)

                                                         Three months              Nine months
                                                         ------------              -----------
                                                      ended September 30,       ended September 30,
                                                      -------------------       -------------------
                                                       2000         1999         2000         1999
                                                       ----         ----         ----         ----
Revenues ........................................   $  20,191    $   8,655    $  57,687    $  19,864

Cost of revenues ................................       7,196        3,884       20,807       10,490
                                                    ---------    ---------    ---------    ---------

Gross margin ....................................      12,995        4,771       36,880        9,374
                                                    ---------    ---------    ---------    ---------

 Operating expenses:
     Product development and technology .........       2,217        1,292        5,775        3,895
     Sales and marketing ........................      12,290       13,632       35,901       28,426
     Sales and marketing - NBC expenses .........         640        4,605        6,747       12,177
     General and administrative .................       4,896        3,030       17,960        9,287
     Depreciation and amortization ..............      10,767        8,213       33,526       14,253
     Impairment of goodwill .....................      98,056           --       98,056           --
                                                    ---------    ---------    ---------    ---------
         Total operating expenses ...............     128,866       30,772      197,965       68,038
                                                    ---------    ---------    ---------    ---------

Loss from operations ............................    (115,871)     (26,001)    (161,085)     (58,664)
Interest income, net ............................       1,315          937        4,195        2,449
Other income, net ...............................         400          129          523          129
Write-down of note receivable and investments ...      (5,100)          --      (13,179)          --
Loss from unconsolidated joint venture ..........        (115)          --         (115)          --
                                                    ---------    ---------    ---------    ---------
Net loss from continuing operations .............    (119,371)     (24,935)    (169,661)     (56,086)
                                                    ---------    ---------    ---------    ---------
Preferred stock deemed dividend .................          --           --           --      (23,612)
                                                    ---------    ---------    ---------    ---------

Net loss attributable to common stockholders
     from continuing operations .................    (119,371)     (24,935)    (169,661)     (79,698)
                                                    ---------    ---------    ---------    ---------
Discontinued operations:
     Loss from operation of iBaby, Inc. .........          --       (3,471)      (4,863)      (6,983)
     Loss on disposal of iBaby, Inc., including
       provision for losses during phase-out
       period, $3,246, and loss on sale of
       assets, $3,618 ...........................         409           --       (6,864)          --
                                                    ---------    ---------    ---------    ---------

Loss from discontinued operations ...............         409       (3,471)     (11,727)      (6,983)
                                                    ---------    ---------    ---------    ---------

Net loss attributable to common stockholders ....   $(118,962)   $ (28,406)   $(181,388)   $ (86,681)
                                                    =========    =========    =========    =========

Basic and diluted net loss per share
attributable to common stockholders from
continuing operations ...........................   $   (4.02)   $   (0.98)   $   (5.71)   $   (4.36)
                                                    =========    =========    =========    =========

Basic and diluted net loss per share
attributable to common stockholders from
discontinued operations .........................   $    0.02    $   (0.14)   $   (0.40)   $   (0.38)
                                                    =========    =========    =========    =========

Basic and diluted net loss per share attributable
     to common stockholders .....................   $   (4.00)   $   (1.12)   $   (6.11)   $   (4.74)
                                                    =========    =========    =========    =========
Weighted average shares of common stock
     outstanding used in computing basic and
     diluted net loss per share attributable to
     common stockholders ........................      29,704       25,430       29,704       18,287
                                                    =========    =========    =========    =========
Pro forma basic and diluted net loss per share ..                                          $   (3.85)
                                                                                           =========
Shares of common stock used in computing pro
     forma basic and diluted net loss per share .                                             22,510
                                                                                           =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                 (in thousands)
                                   (Unaudited)

                                                     Three months ended September 30,  Nine months ended September 30,
                                                     --------------------------------  -------------------------------
                                                           2000             1999            2000             1999
                                                      --------------    -------------  -------------    --------------
Cash flows from operating activities:
   Net loss, excluding preferred
    stock deemed dividend............................   $   (118,962)   $    (28,406)   $   (181,388)   $    (63,069)
Adjustments to reconcile net loss to net cash used in
   operating activities of continuing operations:
   Loss from discontinued operations ................             --           3,471           4,863           6,983
   Loss on disposal of iBaby, Inc. ..................           (409)             --           6,864              --
   Expense recognized in connection with issuance
     of warrants and stock options ..................            761           1,103           2,718           4,082
   Write-down of note receivable and investments ....          5,100              --          13,179              --
   Impairment of goodwill ...........................         98,056              --          98,056              --
   Deferred rent ....................................            (80)             --             (80)             --
   Depreciation and amortization ....................         10,767           8,213          33,526          14,253
   Bad debt expense .................................             --              --              --             500
Changes in operating assets and liabilities:
   Accounts receivable ..............................         (1,597)           (275)           (867)         (1,072)
   Restricted cash and other assets .................          1,406          (7,082)         (9,302)         (7,190)
   Accounts payable and accrued expenses ............          4,381           7,326           2,544           6,094
   Deferred revenue .................................         (2,261)          9,172          (3,506)          9,450
   Other liabilities ................................             --            (163)             --            (127)
                                                        ------------    ------------    ------------    ------------
Net cash used in operating activities of
   continuing operations ............................         (2,838)         (6,641)        (33,393)        (30,096)
                                                        ------------    ------------    ------------    ------------
Cash flows from investing activities:

   Purchase of fixed assets .........................         (7,686)         (1,044)        (12,986)         (2,318)
   Acquisitions of Web sites ........................             --          (9,971)             --         (20,802)
   Investment in marketable and non-marketable
    securities ......................................             --          (7,500)         (1,000)         (7,500)
                                                        ------------    ------------    ------------    ------------
Cash used in investing activities of
   continuing operations ............................         (7,686)        (18,515)        (13,986)        (30,620)
                                                        ------------    ------------    ------------    ------------
Cash flows from financing activities:

   Proceeds from issuance of common stock, net ......             --            (406)           (451)         90,986
   Proceeds from exercise of stock options ..........             18             249             730             754
   Principal payments on capital leases .............             --             (52)             --            (115)
   Principal payments on stockholders' note
   receivable .......................................          1,291           1,381           3,914           2,763
                                                        ------------    ------------    ------------    ------------
Net cash provided by financing activities of
   continuing operations ............................          1,309           1,172           4,193          94,388
                                                        ------------    ------------    ------------    ------------
Cash used in discontinued operations ................         (1,487)         (5,218)         (5,020)         (8,419)

Net (decrease) increase in cash for the period ......        (10,702)        (29,202)        (48,206)         25,253
Cash and cash equivalents, beginning of period ......         68,506          85,279         106,010          30,824
                                                        ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period ............   $     57,804    $     56,077    $     57,804    $     56,077
                                                        ============    ============    ============    ============


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

The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend the Company's online service brands, the rejection of the Company's services by Web consumers, vendors, sponsors and/or advertisers and the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event the Company does not successfully implement its business plan, certain assets may not be recoverable.

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2000 and 1999, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with iVillage's Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate inter-company elimination adjustments, necessary to present fairly the financial position of the Company at September 30, 2000, and the results of its operations and its cash flows for the three and nine months ended September 30, 2000 and 1999, respectively. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the expected results for the full fiscal year or any future period.

Reclassifications

Within the condensed consolidated statements of operations, we have made certain reclassifications to the prior year's expense amounts to conform to the presentation in comparable periods in 2000. None of the reclassifications impacted our net loss or net loss per share attributable to common stockholders in any period. The reclassifications include the allocation of facility expenses from general and administrative expense to cost of revenues, product development and technology, and sales and marketing, and to present the operating results of IVN, Inc. (f/k/a iBaby, Inc.) as a discontinued operation.

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

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


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

Included in Write-down of Note Receivable and Investments in the condensed consolidated statements of operations are $8.1 million of losses recognized in the second quarter of 2000, for the write-down of the Company's marketable and non-marketable investments whose decline in value was deemed to be other than temporary and $5.1 million from the write-down of a note receivable. (See
Note 3).

Goodwill and Intangible Assets

Goodwill and intangible assets consist of trademarks and the excess of purchase price paid over identified intangible and tangible net assets of acquired companies. Goodwill and intangible assets are amortized using the straight-line method over the period of expected benefit ranging from three to ten years. The Company assesses the recoverability of its goodwill and intangible assets by determining whether the amortization of the unamortized balance over its remaining life can be recovered through forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk involved when estimating future discounted cash flows. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

In the third quarter of 2000, the Company recorded a one-time charge of $98.1 million, or $3.30 per share, for the impairment of goodwill relating to the 1999 acquisitions of OnLine Psychological Services, Inc., Code Stone Technologies, Inc., Lamaze Publishing Company, Inc., and Family Point Inc. The Company determined that their estimated future discounted cash flows were below the carrying values of their long-lived assets, primarily goodwill. Yearly amortization of this goodwill was approximately $25.8 million.

Note 2 - Comprehensive Loss

         Comprehensive loss includes the Company's net loss and unrealized loss on the Company's investment in marketable securities. The Company's total comprehensive loss for the three and nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                           Three Months Ended September 30,  Nine Months Ended September 30,
                                                 2000             1999            2000            1999
                                                 ----             ----            ----            ----
                                                                     (Unaudited)
Net loss                                      $  (118,962)    $   (28,406)    $  (181,388)    $   (86,681)

Unrealized loss on marketable securities             (209)             --            (209)             --
                                              -----------     -----------     -----------     -----------
Total comprehensive loss                      $  (119,171)    $   (28,406)    $  (181,597)    $   (86,681)
                                              ===========     ===========     ===========     ===========

Note 3 - Discontinued Operations

In June 2000, the Company decided to discontinue the operations of its iBaby, Inc. subsidiary. The Company recorded a loss on disposal of approximately $6.9 million, which includes a loss on sale of assets of approximately $3.6 million and an estimated loss from operations during the phase-out period of approximately $3.2 million. Results of these operations have been classified as discontinued operations and iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


all prior period results have been reclassified. For business segment reporting purposes, iBaby, Inc. was previously classified as part of "Commerce". As a result, the Company now operates as one business segment.

In July 2000, the Company sold certain assets of iBaby, Inc. to Babygear.com, Inc. Under the Asset Purchase Agreement dated July 6, 2000, the Company received a convertible promissory note of approximately $9.7 million. The note matures on January 6, 2003 and the conversion rate, conversion timing, and the method of repayment are contingent upon Babygear.com consummating additional financing. The percentage of cash, note and equity in Babygear.com, into which the note shall be converted, is determined by the timing and amount of financing received by Babygear.com. As of September 30, 2000, Babygear.com had not received additional financing, and in October 2000 the note was converted into 890,198 shares of Babygear.com Series C Convertible Preferred Stock. In certain circumstances, if Babygear.com consummates an equity financing on or prior to March 31, 2001, the Company has the right to convert 667,315 of the 890,198 shares of Series C Convertible Preferred Stock of Babygear.com into cash of approximately $2.4 million, and a promissory note in the principal amount of approximately $4.9 million.

In calculating the loss on sale of assets, the Company valued the note at $5.1 million as of June 30, 2000, due to uncertainties surrounding the recoverability of the convertible note. At September 30, 2000, the convertible note was fully reserved due to uncertainties surrounding Babygear.com's ability to sustain their operations, and is included in Write-down of Note Receivable and Investments in the condensed consolidated statements of operations for the three and nine months ended September 30, 2000. The loss on sale of assets was calculated as follows (in thousands):

         Estimated value of convertible promissory note ...    $ 5,100
         Inventory ........................................     (1,707)
         Fixed assets, net ................................       (780)
         Goodwill, net ....................................     (6,231)
                                                               -------
         Loss on sale of iBaby, Inc. assets ...............    $(3,618)
                                                               =======

Net revenue and loss from discontinued operations are as follows (in thousands):

                                                         Three months ended     Nine months ended
                                                            September 30,          September 30,
                                                           2000       1999        2000        1999
                                                         --------   --------    --------    --------
         Net revenue .................................   $    177   $  2,070    $  4,891    $  5,433
                                                         ========   ========    ========    ========
         Gain  (loss)  from  discontinued  operations,
         including loss on disposal...................   $    409   $ (3,471)   $(11,727)   $ (6,983)
                                                         ========   ========    ========    ========

Net current liabilities of discontinued operations as of September 30, 2000 are as follows (in thousands):

         Other current assets ..............................   $    10
         Accounts payable accrued expenses .................    (1,292)
                                                               -------
         Net current liabilities of discontinued operations    $(1,282)
                                                               =======

Non-current assets of discontinued operations as of September 30, 2000 are as follows (in thousands):

         Fixed assets, net ...................................     $216
         Other assets ........................................       59
                                                                   ----
         Non-current assets of discontinued operations .......     $275
                                                                   ====

Note 4 - Recent Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project," and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and iVillage cautions you that any forward-looking information provided by or on behalf of iVillage is not a guarantee of future performance. iVillage's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond iVillage's control, in addition to those risks discussed below and in iVillage's other public filings, press releases and statements by iVillage's management, including (i) the volatile and competitive nature of the Internet industry, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on iVillage's business, (iv) the impact of recent and future acquisitions and joint ventures on iVillage's business and financial condition, and (v) iVillage's ability to establish and maintain relationships with advertisers, sponsors, and other third party providers and partners. All such forward-looking statements are current only as of the date on which such statements were made. iVillage does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

         The iVillage network, iVillage.com, provides an easy-to use, comprehensive online network of sites tailored to the interests and needs of women using the Internet. iVillage.com consists of 17 content specific channels organized by subject matter and offers online access to experts and tailored shopping opportunities. The channels cover leading topics of interest to women online such as family, health, work, money, food, computers, relationships, shopping, travel, pets and astrology. We facilitate channel usage by providing common features and functionality within each channel, including experts, chats, message boards and services.

         In June 2000, iVillage decided to discontinue the operations of its iBaby, Inc. subsidiary. As such, all discussion and analysis below represents solely the continuing operations of iVillage.

         To date our revenues have been derived primarily from the sale of sponsorship and advertising contracts. Sponsorship and advertising revenues constituted 92% of total revenues for each of the three and nine months ended September 30, 2000. This compares to 92% and 94% for the comparable periods during the prior year, respectively.

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

         Sponsorship and advertising revenues also include barter revenues, which represent exchanges by us of advertising space on our Web sites for reciprocal advertising space or traffic on other Web sites. Revenues from these barter transactions are recorded as advertising revenues at the estimated fair value of the advertisements delivered, unless the fair value of the goods and services received is more objectively determinable, and are recognized when the advertisements are run on iVillage.com and its affiliated properties. Barter expenses are recognized at the value of advertisements received when our advertisements are run on the reciprocal Web sites or properties, which is typically in the same period as when advertisements are run on iVillage.com. Barter expenses are included as part of sales and marketing expenses. We do not receive cash for the advertisements delivered, nor do we pay for the advertisements received. Typically, these barter transactions have no impact on our cash flows and results of operations. Barter transactions enable us to continue to build strong brand recognition as part of our overall business strategy without expending cash resources. Revenues from barter transactions represented approximately 5% and 13% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. We anticipate that barter revenues will continue to increase in the future and will remain constant or increase slightly as a percentage of total revenues depending on our future revenue growth.

         With the acquisition of Lamaze Publishing Company, Inc. ("Lamaze Publishing"), we generate additional revenues through advertising placements in its publications, videos, Newborn Channel satellite broadcasts and e-commerce opportunities. In addition, revenues are generated through a sampling and coupon program which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant mothers.

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

         The Company has and will continue to reduce its costs through several expense reduction initiatives targeted at certain expenses, including without limitation, reduced advertising, targeted staff reductions primarily through attrition, reduced Company employee benefit plan costs as well as other initiatives.

         In the third quarter of 2000, the Company recorded a one-time charge of $98.1 million, or $3.30 per share, for the impairment of goodwill relating to the 1999 acquisitions of OnLine Psychological Services, Inc., Code Stone Technologies, Inc., Lamaze Publishing Company, Inc., and Family Point Inc. The Company determined that their estimated future discounted cash flows were below the carrying values of their long-lived assets, primarily goodwill. The Company used a discount rate commensurate with the risk involved when estimating future discounted cash flows. Yearly amortization of this goodwill was approximately $25.8 million.

Results of Operations

Revenues

         Revenues were $20.2 million and $57.7 million for the three and nine months ended September 30, 2000, respectively, which represents an increase of 133% and 190%, respectively, when compared with the corresponding periods in 1999. The increase in revenues was primarily due to our ability to generate significantly higher sponsorship and advertising revenues during the 2000 periods and the acquisition of Lamaze Publishing in the third quarter of 1999. Sponsorship, advertising and other revenues were $18.5 million and $52.8 million for the three and nine months ended September 30, 2000, respectively, compared to $8.0 million and $18.7 million for the corresponding periods in 1999. The increase in sponsorship, advertising and other revenues was primarily due to an increase in the number of impressions sold, an increase in the number of sponsors advertising on our Web sites during the 2000 periods, and from the acquisition of Lamaze Publishing. Sponsorship, advertising and other revenues accounted for approximately 92% of total revenues for each of the three and nine months ended September 30, 2000.

         Although no one advertiser accounted for greater than 10% of our total revenues for the three and nine months ended September 30, 2000, our five largest advertisers accounted for 26% and 24% of total revenues, respectively.

The five largest advertisers accounted for 26% and 25% of total revenues for the three and nine months ended September 30, 1999, respectively.

         Included in sponsorship and advertising revenues are barter transactions which accounted for approximately 5% of total revenues for each of the three and nine months ended September 30, 2000, compared to 9% and 13% for the comparable periods in 1999, respectively.

         Included in revenues are fees received from the licensing of portions of our content, which accounted for approximately 5% of total revenues for each of the three and nine months ended September 30, 2000, compared to 3% and 1% for the comparable periods in 1999, respectively.

Cost of Revenues

         The principal elements of cost of revenues for our operations are content costs, payroll and related expenses for the editorial staff, Web site design and production staff, the cost of communications and related expenses necessary to support our Web sites, and an allocation of facility expenses, which is based on the number of personnel. Cost of revenues were $7.2 million and $20.8 million, or 36% of revenues, for the three and nine months ended September 30, 2000, respectively. Cost of revenues were $3.9 million and $10.5 million, or 45% and 53% of total revenues, for the comparable periods in 1999. Cost of revenues, as a percentage of these revenues, decreased during each of the three and nine months ended September 30, 2000 due to significant growth in advertising, sponsorship and licensing revenues over the respective prior period.

Operating Expenses

Product Development and Technology

         Product development and technology expenses consist primarily of salaries, payroll taxes and benefits for the technology and strategy staff, related expenditures for support, technology, software development and operations personnel, and an allocation of facility expenses, which is based on the number of personnel. Product development and technology expenses for the three and nine months ended September 30, 2000 were approximately $2.2 million and $5.8 million, or 11% and 10% of total revenues, respectively. Product development and technology expenses were approximately $1.3 million, or 15% of total revenues, and $3.9 million, or 20% of total revenues, for the corresponding periods in 1999. The increase was primarily attributable to additional personnel costs related to creating and testing new channel concepts and tools used throughout our network of Web sites. Product development and technology expenses decreased as a percentage of total revenues as a result of the growth in revenues for the three and nine months ended September 30, 2000 compared to the same periods in 1999.

Sales and Marketing

         Sales and marketing expenses consist primarily of costs related to distribution agreements, salaries, payroll taxes and benefits for sales and marketing personnel, commissions, advertising and other marketing-related expenses, and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the three and nine months ended September 30, 2000 were approximately $12.9 million, or 64% of total revenues, and $42.6 million, or 74% of total revenues, respectively. Sales and marketing expenses were approximately $18.2 million, or 211% of total revenues, and $40.6 million, or 204% of total revenues, respectively, for the comparable periods in 1999. The dollar decrease in sales and marketing expenses in the comparable periods was primarily attributable to the launch of our $40.0 million marketing campaign in the third quarter of 1999, coupled with cost reduction initiatives instituted in the second quarter of 2000 which included a reduced amount of advertising with the National Broadcasting Company, Inc. ("NBC"). Sales and marketing expenses decreased as a percentage of total revenues as a result of the growth in revenues for the three and nine months ended September 30, 2000 compared to the same periods in 1999.

         Included in sales and marketing expenses are barter transactions, which amounted to approximately 5% of total revenues during each of the three and nine months ended September 30, 2000, compared to 9% and 13% of total revenues for the comparable periods in 1999, respectively.

General and Administrative

         General and administrative expenses consist primarily of salaries, payroll taxes and benefits and related costs for general corporate overhead, including executive management, finance, allocated facilities, and legal and other professional fees. General and administrative expenses for the three and nine months ended September 30, 2000 were $4.9 million, or 24% of total revenues, and $18.0 million, or 31% of total revenues, respectively. For the comparable periods in 1999, general and administrative expenses were $3.0 million, or 35% of total revenues, and $9.3 million, or 47% of total revenues, respectively. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits, recruiting costs, expenses incurred for international endeavors, allocation of costs associated with the Company's new office space, and the acquisition of Lamaze Publishing in August 1999. General and administrative expenses decreased as a percentage of total revenues as a result of the growth in revenues for the three and nine months ended September 30, 2000 compared to the same periods in 1999.

Depreciation and Amortization

         Depreciation and amortization expenses for the three and nine months ended September 30, 2000 were approximately $10.8 million, or 53% of total revenues, and $33.5 million, or 58% of total revenues, respectively. For the comparable periods in 1999, depreciation and amortization expenses were $8.2 million, or 95% of total revenues, and $14.3 million, or 72% of total revenues, respectively. The dollar increase between 1999 and 2000 was primarily attributable to increased amortization expense resulting from our acquisitions of Astrology.Net, OnLine Psychological Services, Inc., Lamaze Publishing and Family Point Inc. in 1999, as well as depreciation on a greater base of fixed assets owned by us during 2000 periods. As a result of the impairment of goodwill charge discussed previously, amortization expense for goodwill is expected to be reduced by approximately 70% in future periods.

Interest Income, Net

         Interest income, net includes interest income from our cash balances. Interest income, net for the three and nine months ended September 30, 2000 was $1.3 million and $4.2 million, or 7% of total revenues, respectively. For the comparable periods in 1999, interest income, net was $0.9 million, or 11% of total revenues, and $2.4 million, or 12% of total revenues, respectively. The increase between 1999 and 2000 was primarily due to higher average net cash and cash equivalents balances resulting primarily from the cash received from our initial public offering of common stock in March 1999, and secondary offering of common stock in October 1999.

Net Loss

         We recorded net losses of $119.0 million and $181.4 million, or $4.00 and $6.11 per share, for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999 we recorded net losses of $28.4 million and $86.7 million, or $1.12 and $4.74 per share, respectively. The net loss for the nine months ended September 30, 2000 includes a charge for the impairment of goodwill of approximately $98.1 million in the third quarter of 2000, the write-down of marketable and non-marketable investments of approximately $8.1 million in the second quarter of 2000, whose decline was considered other than temporary, the write-down of a note receivable of approximately $5.1 million in the third quarter of 2000, and an estimated loss on the sale of iBaby, Inc. assets of $6.9 million over the second and third quarters of 2000. The net loss for the nine months ended September 30, 1999 includes a deemed dividend of $23.6 million incurred as a result of the difference between the purchase price of the series E convertible preferred stock sold to NBC during the first quarter of 1999, and the fair market value on the date of issuance.

Liquidity and Capital Resources

         Until our initial public offering in March 1999, which raised net proceeds of $91.4 million, we financed our operations primarily through the private placement of our convertible preferred stock. On November 3, 1999, we consummated a secondary offering of 2,700,000 shares of common stock and received net proceeds of $70.8 million. As of September 30, 2000, we had approximately $67.1 million in cash, cash equivalents and restricted cash. Management believes our existing cash balances are sufficient to enable us to meet our obligations for at least the next twelve months.

         Net cash used in operating activities from continuing operations decreased to $2.8 million for the three months ended September 30, 2000, from $6.6 million for the three months ended September 30, 1999. Net cash used in operating activities from continuing operations increased to $33.4 million for the nine months ended September 30, 2000 from $30.1 million for the comparable period in 1999. The overall increase in net cash used in operating activities from continuing operations during the nine-month period resulted primarily from increases in losses from continuing operations, a decrease in deferred revenue, offset by non-cash charges including the write-down of a note receivable and investments, impairment in goodwill and an increase in depreciation and amortization expenses. The increased loss from continuing operations was primarily due to the impairment of goodwill recognized in the third quarter of 2000 and the write-down of a note receivable and certain of the Company's marketable and non-marketable investments.

         Cash used in investing activities from continuing operations was $7.7 million and $14.0 million for the three and nine months ended September 30, 2000, respectively. This compares to cash used in investing activities from continuing operations of $18.5 million and $30.6 million for the three and nine months ended September 30, 1999, respectively. The overall decrease in cash used in investing activities from continuing operations for the nine months ended September 30, 1999 to the comparable period in 2000 resulted primarily from the acquisition of iBaby and Astrology.Net in the first quarter of 1999 and Lamaze Publishing and Family Point Inc. in the third quarter of 1999, offset by our investment in non-marketable securities in February 2000, and higher fixed asset purchases for the build-out of our new New York City office. Through September 30, 2000, approximately $8.8 million has been disbursed for the build-out of our new office space.

         Net cash provided by financing activities from continuing operations amounted to $1.3 million and $4.2 million for the three and nine months ended September 30, 2000, respectively, compared to $1.2 million and $94.4 million for the three and nine months ended September 30, 1999, respectively. The overall decrease in net cash provided by financing activities from continuing operations was primarily due to the receipt of $91.4 million of net proceeds from our initial public offering in March 1999.

         On August 2, 1999, we announced a $40.0 million marketing campaign, $28.5 million of which was incremental to our existing plan, which commenced in the third quarter of 1999. In addition, on September 3, 1999, we paid approximately $7.5 million to PlanetRx.com for 371,103 shares of series D preferred stock of PlanetRx.com, which was converted into the same number of shares of PlanetRx.com's common stock upon the closing of PlanetRx.com's initial public offering in October 1999. At June 30, 2000, the investment in PlanetRx.com was written down approximately $7.1 million to its estimated fair market value due to a decline in value deemed to be other than temporary.

         In addition, in September 1999 we entered into a content license agreement with PlanetRx.com for $7.5 million and a multi-year sponsorship agreement for $15.0 million. In June 2000, our sponsorship agreement with PlanetRx.com was amended to reduce the aggregate value of the agreement to approximately $9.3 million, as well as reduce iVillage's obligations thereunder. In September 2000, our Sponsorship Agreement with PlanetRx.com was amended to reduce the aggregate value of the agreement to approximately $4.0 million and further reduce iVillage's obligations thereunder.

         As of September 28, 1999, we entered into a financial advisory agreement with Allen & Company Incorporated pursuant to which Allen & Company will act as our financial advisor with respect to various matters from time to time. We paid Allen & Company $0.3 million upon execution of the agreement. In February 2000, we executed an amendment to the agreement that extended its term to September 28, 2000 and set forth additional fees payable to Allen & Company for up to 12 months after expiration of the agreement upon the occurrence of certain events.

         On February 15, 2000, iVillage and Unilever announced the formation of an independently managed company to provide women with a highly focused community, an array of interactive, customized online services, beauty and personal care products and personalized product recommendations. Unilever and iVillage plan to provide an aggregate $200.0 million in cash, intellectual property, marketing and other resources. Unilever will provide capital as well as sponsorship and promotional initiatives. iVillage will provide its Beauty channel, capital, intellectual property and promotion. As of September 30, 2000, iVillage has not been required to contribute any cash to this joint venture. Additionally, during the third quarter of 2000, the Company recognized losses, up to its cost basis, from the joint venture of approximately $0.1 million.

         In March 2000, we entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which we have recently consolidated our New York City operations. The financial commitment for rent at this office space is approximately $4.7 million for the next 12 months. Pursuant to the terms of the lease, we anticipate receiving approximately $4.8 million for reimbursement of certain construction expenses prior to the end of 2000.

         In July 2000, the Company sold certain assets of its iBaby, Inc. subsidiary. Under the Asset Purchase Agreement dated July 6, 2000, the Company received a convertible promissory note of approximately $9.7 million. The note matures on January 6, 2003 and the conversion rate, conversion timing, and the method of repayment are contingent upon Babygear.com consummating additional financing. The percentage of cash, note and equity in Babygear.com, into which the note shall be converted, is determined by the timing and amount of financing received by Babygear.com. As of September 30, 2000, Babygear.com had not received additional financing, and in October 2000 the note was converted into 890,198 shares of Babygear.com Series C Convertible Preferred Stock. In certain circumstances, if Babygear.com consummates an equity financing on or prior to March 31, 2001, the Company has the right to convert 667,315 of the 890,198 shares of Series C Convertible Preferred Stock into cash of approximately $2.4 million, and a promissory note in the principal amount of approximately $4.9 million. In connection with the sale, the Company recorded a loss on disposal of approximately $6.9 million, which includes a loss on sale of assets of approximately $3.6 million and an estimated loss from operations during the phase-out period of approximately $3.2 million. Results of these operations have been classified as discontinued operations and all prior period results have been restated. At September 30, 2000, the convertible note, which was initially valued at $5.1 million due to uncertainties surrounding its recoverability, was fully reserved due to uncertainties surrounding Babygear.com's ability to sustain their operations.

         On July 19, 2000, iVillage, Tesco PLC, and Tesco.com announced the formation of an international joint venture, iVillage UK Limited, to serve the women's online market in the United Kingdom and the Republic of Ireland. iVillage UK Limited will function as an independently managed entity and provide women in the UK and the Republic of Ireland with a highly focused community and an array of interactive, customized online solutions and services including content channels, tools, planners, quizzes, message boards, chats and newsletters. Tesco and iVillage plan to provide a combined total of approximately $70.0 million in marketing, branding, cash, intellectual property, and other resources. Tesco will provide capital and promotional initiatives, and iVillage will provide its brand, intellectual property, content and consulting services.

         Our capital requirements depend on numerous factors, including:

                  o        market acceptance of our services;

                  o the amount of resources we devote to investments in the iVillage.com network, including entering into joint ventures with and/or the acquisition of other entities;

                  o        the resources we devote to marketing; and

                  o the resources we devote to selling our services and brand promotions.

         We have experienced a substantial increase in our expenditures since our inception. The increase in expenditures is consistent with the growth in our operations and staffing. We anticipate that we will continue to evaluate possible investments in businesses and products and technologies, either of which could reduce our liquidity.

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

We have not achieved profitability and have recent and anticipated continuing losses

         We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $181.4 million for the nine months ended September 30, 2000, $93.0 million for the year ended

December 31, 1999 and $43.7 million for the year ended December 31, 1998. As of September 30, 2000 and December 31, 1999, our accumulated deficit was $374.3 million and $192.9 million, respectively. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

         Although our revenues have grown in recent quarters, we cannot guarantee that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. Because our strategy includes acquisitions of and joint ventures with other businesses, acquisition and joint venture expenses and any cash used to make these acquisitions and joint ventures will reduce our available cash.

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

         Our revenues for the foreseeable future will remain dependent on user traffic levels and advertising activity on our Web sites. Future revenues are difficult to forecast. In addition, we plan to expand and develop content, and to upgrade and enhance our technology and infrastructure development in order to support our growth. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

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

We use barter transactions which do not generate cash revenue

         Revenues from barter transactions represented approximately 5% and 9% of total revenues for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively. Barter transactions do not generate any cash revenues and are entered into by us to promote our brand and generate traffic to our Web sites, without any expenditure of our cash resources.

Seasonal and cyclical patterns may affect our business

         We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If our market makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in the future. As a result, if our industry follows the same seasonal patterns as those in traditional media, we may experience lower advertising revenues in the first and third calendar quarters of each year. Seasonal and cyclical patterns in Internet advertising may also affect our revenues. In addition, traffic levels on our Web sites typically fluctuate during the summer and year-end vacation and holiday periods and we anticipate that sales from Astrology.com and our e-commerce partners from whom we receive a revenue share payment, and any other future consumer goods we may sell, will typically increase during the fourth quarter as a result of the holiday season and may decline during other periods.

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

We are currently experiencing a period of significant growth which is placing a significant strain on our resources

         If we are unable to manage our growth effectively, our business could be adversely affected. We have experienced and continue to experience significant growth, both internally and through acquisitions and joint ventures. This growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our resources. As part of this growth, we will have to implement new operational and financial systems, procedures and controls.

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

We have a small number of customers and the loss of a number of these customers could adversely affect our financial condition and results of operations

         We depend on a limited number of customers for a significant portion of our revenues. Consequently, the loss of even a small number of these customers at any one time may adversely affect our business, financial condition and results of operations. Although no advertiser accounted for more than 10% of total revenues for the nine months ended September 30, 2000 or the year ended December 31, 1999, our five largest advertisers accounted for 24% and 20% of total revenues, respectively. At September 30, 2000 and December 31, 1999, no one advertiser accounted for 10% or more of net accounts receivable.

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

We may be sued for information retrieved from our Web sites

         We have been and may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our Web sites. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites through links to other Web sites or through content and materials that may be posted by members in chat rooms or bulletin boards. We also offer e-mail services through a third party vendor, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Our insurance, which covers commercial general liability, may not adequately protect us against these types of claims.

We may incur potential product liability for the products we sell

         Consumers may sue us if any of the products that we sold prior to our recent sale of assets related to our iBaby site, or prior to our divestiture of our iMaternity and PlusBoutique sites, were defective, fail to perform properly or injure the user. We may also face potential liability in connection with the sale of products and services by our e-commerce partners. To date, we have had very limited experience in the sale of products and the development of relationships with manufacturers or suppliers of such products. We plan to develop a range of products targeted specifically at women through Astrology.com and Lamaze Publishing and other e-commerce sites that we may acquire in the future. We also may foster relationships with manufacturers or companies to offer these products directly on iVillage.com. Such a strategy involves numerous risks and uncertainties. Although our agreements with manufacturers typically contain provisions intended to limit our exposure to liability claims, these limitations may not prevent all potential claims. In addition, through iVillage.com, Lamaze Publishing and iVillage Integrated Properties, Inc., we distribute publications and broadcast over our Websites and the Newborn Channel information and instructions regarding healthcare, childbirth, infant care and financial and tax issues. We may be exposed to liability claims in connection with the information we provide. Liability claims could require us to spend significant time and money in litigation and to pay significant damages. As a result, liability claims, whether or not successful, could seriously damage our reputation and our business.

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

     o Web search and retrieval and other online service companies, commonly referred to as portals, such as Disney's Go network, Terra Networks, S.A. and Yahoo! Inc.;

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

Our business is dependent on our chief executive officer and editor-in-chief

         Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly, Douglas McCormick, Chief Executive Officer, and Nancy Evans, Editor-in-Chief. We currently have no employment agreements with either Ms. Evans or Mr. McCormick and we do not maintain "key person" life insurance for any of our personnel. The loss of the services of Ms. Evans, Mr. McCormick or other key employees, would likely have a significantly detrimental effect on our business.

Competition for personnel in the Internet industry is intense

         We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and we expect to continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of our rapid growth and expansion. Several key employees have resigned in recent months to join other companies. In addition, there is significant competition for qualified employees in the Internet industry. As a result, we incurred increased salaries, benefits and recruiting expenses for the nine months ended September 30, 2000 and the year ended December 31, 1999. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

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

Our systems may fail or experience a slowdown and our users depend on others for access to our Web sites

         Substantially all of our communications hardware and some of our other computer hardware operations are located at Exodus Communications, Inc.'s facilities in Jersey City, New Jersey and Verio, Inc.'s and AT&T CERFnet's facilities in California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems, such as those historically experienced by several leading Web sites, could also adversely affect our Web sites. Our business could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan.

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

We may not be able to deliver various services if third parties fail to provide reliable software, systems and related services to us

         We are dependent on various third parties for software, systems and related services. For example, we rely on Doubleclick Inc.'s software for the placement of advertisements, Trellix Corporation for personal space home pages and Critical Path Inc. for e-mail. Several of the third parties which provide software and services to us have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, our ability to deliver various services to our users may be adversely affected by the failure of these third parties to provide reliable software, systems and related services to us.

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

Our operation of Lamaze Publishing and iVillage Integrated Properties poses a number of risks that could materially adversely affect our business strategy

        There are a number of risks in operating Lamaze Publishing and iVillage Integrated Properties, which are non-Internet companies, including:

         o        the competitiveness of the media and publishing industry;

         o our limited experience in operating a multi-media publishing company;

         o our ability to identify and predict trends in a timely manner that may impact consumer tastes in baby-related information in Lamaze Publishing's publications and iVillage Integrated Properties' Newborn Channel;

         o our ability to continue to sell advertising and sponsorships on our Web sites and in Lamaze Publishing's magazines, videos and Website, and iVillage Integrated Properties' Newborn Channel;

         o our ability to continue to commercialize and protect the Lamaze mark; and

         o        our ability to maintain and market the Lamaze.com Web site.

         Our inability to perform the functions required for the operation of Lamaze Publishing and iVillage Integrated Properties in an efficient and timely manner could result in a disruption of operations of Lamaze Publishing and iVillage Integrated Properties that could have a material adverse effect on our business strategy.

Satellite transmissions over the Newborn Channel may be interrupted

         Through iVillage Integrated Properties, we operate the Newborn Channel, a satellite television network broadcast in over 900 hospitals in the United States. There is a risk that the satellite from which the transmission is sent may malfunction, interrupting iVillage Integrated Properties' broadcasts. In the event this occurs, there may be a period of time before iVillage Integrated Properties can transmit to and from another satellite. Any interruption in iVillage Integrated Properties' ability to transmit the Newborn Channel could have an adverse impact on its business. In addition, extreme adverse weather could damage receivers and transmitters on the ground, thereby hindering transmissions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of changes in the market values of our investments. We invest in equity instruments of privately-held, information technology and other companies for business and strategic purposes. The investments are included in other assets on our condensed consolidated balance sheets. These investments are accounted for under the cost method of accounting. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. In 1999, one of the privately held investments became a marketable equity security when the investee completed an initial public offering. Such investments in the Internet industry are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

On May 24, 2000, a complaint was filed in the Supreme Court of the State of New York in New York County by Insignia/ESG, Inc. f/k/a Insignia/Edward S. Gordon, Inc. ("Insignia"), a real estate broker, against us. The complaint alleges a breach of the provisions of a written agreement between Insignia and us related to our failure to pay Insignia a broker's commission in connection with our lease of new office space at 500-512 Seventh Avenue in New York City. In addition to unspecified damages, the complaint seeks an award of $2.0 million plus interest thereon. On July 10, 2000, we filed an answer and counterclaim to Insignia's complaint alleging intentional, malicious, wrongful and tortious interference by Insignia with our prospective contractual relationship with the owner of another New York office building. In addition to unspecified damages, our counterclaim seeks an award of $7.0 million in compensatory damages and $1.0 million in punitive damages as well as interest thereon from Insignia.

We believe that the lawsuit and claims asserted against us by Insignia are without merit and intend to vigorously defend against these claims.

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

         3.2 By-Laws of the Registrant (incorporated by reference from the same exhibit number to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2000, File No. 000-25469).

         10.1 Second Amendment to Sponsorship Agreement dated as of September 27, 2000 between PlanetRx.com and iVillage Inc.

         10.2 License Agreement dated as of September 8, 2000 among Lamaze International, Inc., Lamaze Publishing Company and iVillage Inc.

         10.3 First Amendment to Lease dated as of June 7, 2000 between 500-512 Seventh Avenue Limited Partnership and iVillage Inc.

         11       Statement re: computation of earnings per share.

         27       Financial Data Schedule.

(b) Reports on Form 8-K were filed on July 21, 2000, July 28, 2000 and July 31, 2000, each reporting under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     iVILLAGE INC.
                                      (Registrant)

Dated:       November 14, 2000          By:  /s/ Douglas McCormick
                                             ---------------------

                                             Douglas McCormick
                                             Chief Executive Officer

Dated:       November 14, 2000          By:  /s/ Scott Levine
                                             -----------------------------------

                                             Scott Levine
                                             Senior Vice President, Finance
                                             and Interim Chief Financial Officer

                         EXHIBIT INDEX

       Exhibits

         3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from the same exhibit number to Registration Statement File No.333-85437).

         3.2 By-Laws of the Registrant. (incorporated by reference from the same exhibit number to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2000, File No. 000-25469).

         10.1 Second Amendment to Sponsorship Agreement dated as of September 27, 2000 between PlanetRx.com and iVillage Inc.

         10.2 License Agreement dated as of September 8, 2000 among Lamaze International, Inc., Lamaze Publishing Company and iVillage Inc.

         10.3 First Amendment to Lease dated as of June 7, 2000 between 500-512 Seventh Avenue Limited Partnership and iVillage Inc.

         11       Statement re: computation of earnings per share.

         27       Financial Data Schedule.