Form 10-K
period 2000-12-31
IVILLAGE INC
filed 2001-04-02
CIK 1074767

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   (Mark One)

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to
                                ----------------

                       Commission file number: 000-25469

                                 iVILLAGE INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                               13-3845162
     (State or other jurisdiction of                       (I.R.S. Employer Identification No.)
      incorporation or organization)


         500-512 Seventh Avenue,
         New York, New York 10018                                         10018
 (Address of principal executive offices)                               (Zip Code)


       Registrant's telephone number, including area code: (212) 600-6000
                                ----------------

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 15, 2001 as reported on the Nasdaq National Market, was approximately $15.1 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 15, 2001, the registrant had outstanding 29,701,364 shares of Common Stock.
                                ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain documents incorporated by reference in this Form 10-K are listed in the Exhibit Index.
===============================================================================
                                 iVILLAGE INC.

                                   FORM 10-K
                               TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
PART I
    Item 1.  Business ................................................        1
    Item 2.  Properties ..............................................       18
    Item 3.  Legal Proceedings .......................................       18
    Item 4.  Submission of Matters to a Vote of Security Holders .....       18
PART II
    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters .....................................       19
    Item 6.  Selected Consolidated Financial Data ....................       20
    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .....................       21
    Item 7A. Quantitative and Qualitative Disclosures about Market
             Risk ....................................................       42
    Item 8.  Consolidated Financial Statements and Supplementary Data        42
    Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure .....................       42
PART III
    Item 10. Directors and Executive Officers of the Registrant.......       43
    Item 11. Executive Compensation...................................       46
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management ..............................................       50
    Item 13. Certain Relationships and Related Transactions...........       52
PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on
             Form 8-K ................................................       54
SIGNATURES ...........................................................       58
    Index of Consolidated Financial Statements and Financial
    Statement Schedule ...............................................      F-1

                                     PART I


   Certain statements in this Annual Report on Form 10-K, including certain statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and iVillage cautions you that any forward-looking information provided by or on behalf of iVillage is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond iVillage's control, in addition to those risks discussed below and in iVillage's other public filings, press releases and statements by iVillage's management, including (i) the volatile and competitive nature of the Internet industry, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on iVillage's business, (iv) the impact of recent and future acquisitions and joint ventures on iVillage's business and financial condition, (v) iVillage's ability to establish and maintain relationships with advertisers, sponsors and other third party providers and partners, and (vi) iVillage's ability to successfully consummate, integrate and manage its proposed acquisition of Women.com Networks, Inc. All such forward-looking statements are current only as of the date on which such statements were made. iVillage does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 1. Business

                                    OVERVIEW

   iVillage is a media company, which operates iVillage.com, Lamaze Publishing and the Newborn Channel. iVillage.com is a leading women's online destination providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network in over 1,000 hospitals nationwide.

   iVillage.com is organized into communities across multiple topics of high importance to women and offers interactive services, peer support, content and online access to experts and tailored shopping opportunities. The content areas include Astrology, Babies, Beauty, Books, Computing, Diet & Fitness, Food, Games, Health, Home & Garden, Lamaze, Money, News & Issues, Parenting, Pets, Relationships, Shopping and Work. iVillage facilitates use across content areas by providing the same look and feel within each area and across the network, resulting in a consistent and strongly branded Web site.

   iVillage is recognized as an industry leader in developing innovative sponsorship and commerce relationships that match the desire of marketers to reach women with the needs of iVillage.com members for relevant information and services. Membership to iVillage.com is free and provides features such as email, personal homepages, instant messaging and other community tools.

   iVillage.com's page views have grown to a monthly average of 214 million for the quarter ended December 31, 2000.

                             iVILLAGE CONTENT AREAS

   iVillage.com is organized around content specific areas that focus on issues of most importance to women and provide interactive services, peer support and online access to experts and tailored shopping opportunities.

iVillage.com is updated daily to promote content and community, including highlights. The following table provides a brief description of the features of each content area as of February 15, 2001:

Area                    Description
Astrology               A site providing users with horoscopes, celebrity profiles, romance charts, monthly guidance and the ability to purchase astrology reports.
Babies                  A parenting community center site that caters to women who are trying to conceive, are expecting or are new parents and includes bulletin boards and weekly chats on both AOL and the Web.
Beauty                  A site offering users beauty advice, product reviews and access to hair, makeup and skincare experts.
                        The beauty channel is operated by a joint venture between a subsidiary of Unilever United States, Inc.
                        ("Unilever") and iVillage.
Books                   A book and reading site for readers interested in a wide range of books that allows users to discuss featured books and offers Monthly Book Picks, Question of the Week, Reading Groups and iVillage.com
                        Bestsellers.
Diet & Fitness          A diet and fitness site which includes Body Calculators, Nutrition Experts and Community Challenges to
                        improve one's fitness level.
Entertainment           An area which includes iVillage Radio, celebrity interviews, jokes, and entertainment-related tools and quizzes.
Food                    A food site providing information on meal planning, nutrition and recipes which includes Food Experts and Cooking Basics.
Games                   A site offering users the ability to participate in a variety of games.
Health                  One of the leading health sites on the Internet, Health assists users in becoming better health care decision makers through bulletin boards and weekly chats on AOL and the Web.
Home & Garden           A home and garden site offering users information and tools on gardening issues.
Money                   A financial planning site providing users with information on savings and investment strategies focusing on key life stages of women.
News & Issues           A site offering users information on current news.
Parenting               A parenting site providing users with a branded online community where parents share parenting solutions, talk with experts and find answers and support.
Pets                    A site that provides information on caring for your pet, selecting a breed and features an automated adoption and veterinarian-finder tool sponsored by the American Humane Association and American Animal
                        Hospital Association.
Pregnancy               An area for expectant parents providing information on fertility and pregnancy, including Lamaze.com.
Relationships           A site offering users information and conversation on love, marriage, sex and family.
Shopping                A one-stop online shopping destination offering users easy access to retail Web sites.
Work                    A site providing women who work from home with tools and resources such as Home Office Basics, a Tax
                        Guide and a Software Library. The site also provides women with tools and resources relating to professional development and career-related issues.


   iVillage believes that user support is critical in order to attract and retain users. iVillage provides user support primarily through e-mail-based correspondence. Help and feedback buttons are prominently displayed throughout iVillage.com, and iVillage.com's user support staff attempts to respond to all e-mail queries within 24 hours. In addition, community leaders provide e-mail support for broad-ranging issues. iVillage does not charge for these services.

Sponsorship and Advertising Revenues

   iVillage has derived a significant amount of its revenues to date from the sale of sponsorships and advertisements. For the years ended December 31, 2000 and 1999 sponsorship and advertising revenues represented 92% and 95%, respectively, of iVillage's revenues.

   iVillage's strategy is focused in part on generating a majority of its advertising revenues from sponsors and merchants who seek a cost-effective means to reach women online. iVillage is aggressively working to build its leadership position as the preeminent women's brand to the advertising community. iVillage's sponsorship arrangements typically differ from traditional banner advertising in that they are designed to achieve broad marketing objectives such as brand promotion, awareness, product introductions and online research. Sponsorships allow iVillage to cater to the specific goals of advertisers in the areas of impressions, product research, market research, new product launches, list development, product information, repositioning, new account openings, lead generation and transactions. Sponsors also have the opportunity to develop a dialogue with their key consumer prospects through iVillage's message boards, chats, polls and special events, which allows sponsors the opportunity to gain insights into their customers. iVillage's sponsorship arrangements generally have longer terms than typical banner advertising placements, provide for higher cost per thousand impressions per advertiser and independence from page-views as the sole measure of value. In addition, iVillage occasionally develops extensive content to support the marketing initiatives of advertisers. iVillage's sponsorship agreements can be exclusive.

   iVillage also derives a smaller portion of its sponsorship and advertising revenues from banner advertisements that are prominently displayed at the top and bottom of pages throughout iVillage.com. From each banner advertisement, viewers can hyperlink directly to the advertiser's own Web site, thus providing the advertiser the opportunity to directly interact with an interested customer.

   During the years ended December 31, 2000 and 1999, iVillage's five largest advertisers accounted for approximately 23% and 20%, respectively, of its total revenues. At December 31, 2000, Ford Motor Media accounted for approximately 11% of the net accounts receivable, and at December 31, 1999, no advertiser accounted for more than 10% of the net accounts receivable.

                                   Membership

   iVillage believes a large and active membership base is critical to its success. Some features of iVillage's Web sites are restricted to members. Membership is free and available to iVillage.com visitors who disclose their names, e-mail addresses, zip codes, ages and gender and choose a member name and password to be used throughout member-only areas. Members form iVillage.com's core audience and are its most valuable users. E-mail, instant messaging, community challenges, message boards and chats are examples of members-only benefits.

   iVillage recognizes the importance of maintaining the confidentiality of member information and has a privacy policy to protect this information. In addition, iVillage Health is a founding member of the Health Internet Ethics, or Hi-Ethics, organization. iVillage's current privacy policy is accessible through a link from the iVillage.com home page as well as every Web page on iVillage.com, including the page where a person initially registers for membership. iVillage's current policy is to never sell or disclose to any third party any member's personal identifying information such as his or her name or address, unless the member has provided consent in the form of an "opt-in" or in certain limited situations as described in iVillage's privacy policy. For example, in some situations, iVillage does allow a third-party partner access to database information if it is necessary for the delivery of a member service, such as e-mail. In these instances, the partner has generally agreed to be bound by iVillage's current policy. iVillage does share aggregated member information with third parties, such as average age or geographic dispersion. iVillage also reserves the right to offer members products and services. iVillage may use information revealed by members and information built from user behavior to target advertising, content and e-mail. For instance, iVillage may, on behalf of an advertiser, send e-mail offers to all members from a particular region or target advertisements to all users who frequent a specific area of the site.

                   Lamaze Publishing and the Newborn Channel

   Lamaze Publishing is used to solidify iVillage's leading position in the parenting category. Lamaze Publishing produces advertising-supported educational materials for expectant and new parents and is the exclusive licensee of the LAMAZE mark for use in connection with consumer publications and other communications, which include print, audio, visual and other consumer oriented media, that are commercial in nature. Lamaze Publishing is also the exclusive marketing agent for Lamaze International, Inc., the owner of the LAMAZE family of marks. iVillage also operates the Lamaze.com Web site.

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

   Lamaze Publishing publications, used and distributed to parents by childbirth educators and maternity nurses nationwide, include:

   o Lamaze Parents, a prenatal publication used in childbirth education. Topics include prenatal nutrition, the role of the childbirth partner, and the physical and emotional challenges of pregnancy. Childbirth educators distribute Lamaze Parents to expectant parents on the first night of class. Lamaze Parents had an average annual circulation of approximately 2,400,000 for 2000.

   o Lamaze Baby, a parenting guide for mothers from the time a child is born through twelve months of life written entirely by healthcare professionals. Lamaze Baby is delivered by maternity nurses to new mothers at the hospital bedside shortly after childbirth. The magazine covers topics that hospital nurses review with new mothers prior to discharge serving as a helpful and time saving tool for nurses in educating mothers about infant care. Lamaze Baby had an average annual circulation of approximately 3,000,000 for 2000.

   o Revista Lamaze para Padres, a Spanish language prenatal magazine which reaches more expectant Hispanic mothers than any other title. Childbirth educators distribute Revista Lamaze para Padres to expectant parents on the first night of class. Revista Lamaze para Padres had an average annual circulation of approximately 550,000 for 2000.

   o "Lamaze You and Your Baby," a 90 minute video textbook providing expectant parents with important instruction on infant care. Childbirth educators distribute to expectant parents the video, which is later returned. This video is distributed yearly to childbirth educators, typically during the first four months of the year. In 2000, approximately 13,000 childbirth educators ordered approximately 200,000 copies of this video from Lamaze Publishing.

   o "Lo Mejor para Su Bebe," a 60 minute Spanish-language video textbook that provides expectant parents with important instruction on infant care. This video is modeled after "Lamaze You and Your Baby". The video is distributed yearly to childbirth educators, typically during the first four months of the year. In 2000, approximately 5,000 childbirth educators ordered approximately 50,000 copies of this video from Lamaze Publishing.

   o Lamaze Special Delivery, a program offering advertisers the ability to distribute coupons, samples and promotional literature to expectant and new parents. Information to be distributed is polybagged with Lamaze Parents, Lamaze Baby and Revista Lamaze para Padres.

   iVillage Integrated Properties, Inc. also owns the Newborn Channel, a satellite television network that instructs mothers in their hospital rooms following birth in over 1,000 hospitals nationwide and, as of December 31, 2000, reached approximately 2,400,000 new mothers.

                                 Astrology.com

   Astrology.com is a leading destination for women seeking daily horoscopes, astrology content and personalized forecasts online. Through iVillage's network of sites organized by topics of interest to women such as family, love, money and career, Astrology.com provides a timely, personalized experience for the user, stimulates commerce sales of monthly and annual forecasts by subject and creates an advertising environment that is appealing to advertisers due to targeting possibilities within the site and through e-mail communication.

   Astrology.com brings iVillage a content and commerce site that is appealing to iVillage's core demographic of women and a vehicle to drive repeat visits to iVillage.com through the use of daily horoscopes. Astrology.com accounts for a substantial portion of iVillage's traffic. iVillage attempts to leverage the popularity of Astrology.com by using internal promotion and links to attract Astrology.com users to other areas of iVillage's Web site, resulting in higher average page views and time spent per visit. Astrology.com has also created an interactive commerce system that provides instantaneous, digital astrology reports. The system consists of software which operates the Web site and is capable of generating customized astrology reports based on input from users.

                                   Alliances

   iVillage pursues strategic relationships to increase its access to online customers, build brand recognition and expand its online presence. Historically, iVillage has pursued strategic alliances to reach online and offline customers. iVillage's principal strategic alliances and relationships include the following:

Media Arrangement

   In November 1998, iVillage entered into an advertising and promotional agreement with NBC pursuant to which NBC promotes iVillage.com on television, primarily during prime-time programs, as well as through its Web sites. In February 2001, iVillage further amended its November 1998 agreement with NBC to provide for an extension of time during which iVillage must purchase its advertising or promotional spots on the NBC network. The revised terms require iVillage to purchase approximately $11.6 million of advertising or promotional spots between January 30, 2001 and December 31, 2002, with $3.0 million of advertising or promotional spots being telecast during the year 2001 and approximately $8.6 million during the year 2002.

Sponsorship Arrangements

   iVillage has a number of sponsorship arrangements with leading advertisers and sponsors, including:

   o Fuji Photo Film USA - exclusive sponsorship for the photographic film, disposable camera and digital camera categories throughout iVillage's network.

   o Glaxo Wellcome - exclusive sponsorship for resource centers for smoking cessation, migraine, and asthma that include interactive assessment tools, disease-specific newsletters, and enhanced community support.

   o Johnson & Johnson - exclusive sponsor of certain birth control, anti-fungal and other pharmaceutical products as well as sponsor of skin care resource centers.

   o Kimberly-Clark - exclusive sponsor on certain parenting areas of diapers, wipes, training pants and similar products.

   o Unilever - promotion of various Unilever brands in several consumer product categories.

Distribution Arrangements

   iVillage considers branding an important aspect of its distribution arrangements and seeks distribution relationships where its brand is promoted. iVillage periodically enters into distribution and content relationships with major online service companies on the Internet, including:

   o AOL Time Warner Inc. - some of iVillage's icons are placed within the AOL service and iVillage receives guaranteed impressions.

Joint Venture and International License Arrangements

   iVillage has entered into the following joint venture and international license arrangements:

   o Cooperative Beauty Ventures, LLC - iVillage and Unilever have formed, through a joint venture arrangement, an independently managed company, Cooperative Beauty Ventures, LLC, to provide women with a focused community, an array of interactive, customized online services, beauty and personal care products and personalized product recommendations. iVillage presently owns 80.1% of the venture and Unilever owns the remaining 19.9%. iVillage, over the twenty-year term of the venture, is obligated to fund the ongoing business and operations of the venture, subject to a maximum funding obligation of $7.0 million. Under certain circumstances, Unilever can exercise a "put" option to require iVillage to purchase Unilever's remaining ownership interest in the venture for fair market value and iVillage, under certain circumstances, can exercise a "call" option to require Unilever to sell its remaining interest in the venture to iVillage for fair market value. Also, under certain circumstances, Unilever can exercise a "call" option to purchase a portion of iVillage's membership interest in the venture for fair market value, up to a limit of 50% of the ownership of the venture. During the year ended 2000, iVillage recognized losses from the joint venture of approximately $0.4 million.

   o iVillage UK Limited - In July 2000, iVillage through a foreign subsidiary, entered into a business arrangement with Tesco PLC, a leading U.K. supermarket chain, to form iVillage UK Limited, a U.K. company. iVillage, through its foreign subsidiary, holds approximately a 50% interest in iVillage UK Limited. Through a newly-developed women's website (located at www.ivillage.co.uk), iVillage UK Limited serves the women's online market in the United Kingdom and the Republic of Ireland through a focused community and an array of interactive, customized online solutions and services. iVillage, through its foreign subsidiary, will provide marketing, branding, an immaterial amount of cash, intellectual property and other resources through online and offline activities in support of iVillage UK Limited and the U.K. and Ireland websites. Tesco will provide $18 million in cash over the three-year period following the establishment of the relationship, and online and offline promotional considerations. The ivillage.co.uk Web site also will promote Tesco's retail business. Revenues will be derived primarily from advertising and sponsorship.

   o Hindustan Lever Limited - In December 2000, iVillage and Hindustan Lever Limited (HLL), a Unilever subsidiary, entered into a licensing and technology agreement to create a Web site targeting women in India. iVillage, through a foreign subsidiary, is licensing technology, brands and other intellectual property to HLL as part of the transaction. Pursuant to the licensing agreement, HLL will pay an initial set-up fee of $500,000 and iVillage will receive an annual royalty on revenue generated. The royalty will be on an annual basis and will be the greater of 7% of revenues or $500,000. The agreement is subject to necessary regulatory approvals in India. The government of India has approved the agreement except for the minimum annual royalty payment of $500,000. iVillage is currently in discussions with HLL regarding this exception. The Web site in India will operate under HLL's direction. HLL will also provide all capital investments required in maintaining the Web site including technology, staffing and marketing support. The site is expected to launch in the second half of 2001.

                     Sales, Marketing and Public Relations

Sales

   As of December 31, 2000, iVillage had a direct sales organization consisting of 20 sales professionals and 25 sales operations staff. iVillage's sales organization consults regularly with advertisers and agencies on design and placement of its Web-based advertising and the production and management of co-branded bridge sites which provide information about advertisers and/or their products and services, provides customers with advertising management analysis and focuses on providing a high level of customer satisfaction. Nine professionals concentrate primarily on advertising sales for the Newborn Channel, video products, and print advertising sales. iVillage generally seeks to hire individuals with significant experience in selling advertising and pre-existing relationships with advertisers in a variety of media.

Marketing and Public Relations

   iVillage employs a variety of methods to promote the iVillage.com brand and to attract traffic and new members, including advertising on other Internet sites, targeted publications, radio stations, national television, cross promotional arrangements to secure advertising and other promotional considerations. To extend the iVillage.com brand, iVillage has also entered into several strategic alliances with offline partners. Please see "Alliances". In addition, iVillage leverages other audience building strategies, including working closely with search engine submissions, news group postings and cross-promotion to properly index materials. iVillage's marketing department consisted of 30 marketing professionals as of December 31, 2000.

   iVillage's internal public relations staff oversees a comprehensive public relations program which iVillage believes is a key component of its marketing and brand recognition strategy. Organized into two primary components that promote iVillage and the iVillage.com brand, the program targets a trade/ business and consumer audience, respectively. iVillage has also implemented national long-lead consumer initiatives, such as radio media tours, regional broadcast media tours, consumer publicity of its Parent Soup book series and other related activities, and multiple daily media advisories sent to consumer outlets throughout the United States.

   To maximize distribution of iVillage's publications and the Newborn Channel, and gain the endorsement of the professional community for these products, iVillage gives particular attention to marketing efforts targeted to childbirth educators, maternity nurses and hospitals. A staff of four marketing professionals contacts hospitals for distribution of the Newborn Channel and works with the professional community to maintain distribution levels of iVillage's publications and demonstrate how they can be used as teaching tools for expectant parents and new mothers. iVillage's representatives maintain contact with the professional community through trade shows, professional conferences, consumer publication updates and personal sales calls.

Operating Infrastructure

   iVillage's Internet operating infrastructure has been designed and implemented to support the delivery of millions of page views a day. Assuming traffic is evenly distributed in a normal pattern, iVillage believes its current operating infrastructure can support approximately 13 million page views per day. If necessary, iVillage can increase its capacity by adding additional servers or entering into agreements with third parties under which iVillage would receive credit for page views on third party sites. Web pages are generated and delivered, in response to end-users requests, by any one of more than 100 servers. Key attributes of this infrastructure include the ability to support growth, performance and service availability.

   iVillage's servers run on the Sun Solaris, Microsoft NT and Linux operating systems and use Netscape Enterprise, Apache and Microsoft Corporation's IIS Web server software.

   iVillage maintains all of its production servers at the New Jersey Data Center of Exodus Communications, Inc. and Verio, Inc. in San Francisco, California. iVillage's operations are dependent upon these companies' ability to protect their respective systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins and other events.

   Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week. The servers located at Verio are monitored by iVillage's California operations staff. Exodus and Verio provide the means of connectivity for iVillage's servers to end-users via the Internet through multiple connections. Each facility is powered by multiple uninterruptible power supplies and backup generators.

   All of iVillage's production data, except Astrology.com, are copied to backup tapes each night and stored at a third party, off-site storage facility. Astrology.com's production data is backed up on a daily basis to local storage. iVillage is in the process of developing a comprehensive disaster recovery plan to respond to system failures. iVillage keeps all of its production servers behind firewalls for security purposes and does not allow outside access, at the operating systems level, except via special secure channels. Strict password management and physical security measures are followed. Computer emergency response team alerts are read, and, where appropriate, recommended action is taken to address security risks and vulnerabilities.

   iVillage's Web sites must accommodate a high volume of traffic and deliver frequently updated information. Components or features of iVillage's Web sites have in the past suffered outages or experienced slower response times because of hardware or software downtime. This has not had a material effect on iVillage's business.

   Broadcasting of the Newborn Channel to hospitals originates from a laser disc system operated by Group W Network Services, from Group W's facility in Stamford, Connecticut. The system provides an uplink signal to a satellite operated by PanAmSat. The signal is received through a satellite dish at each hospital and distributed to patients' rooms. Group W handles installation and service of all hospital receiving equipment. iVillage maintains business interruption insurance in the event programming is interrupted over the designated satellite.

                                  Competition

   The market for members, visitors and Internet advertising is new and rapidly evolving, and competition for members, visitors and advertisers is intense and is expected to increase significantly in the future. With no substantial barriers to entry, iVillage expects that competition will continue to intensify.

   iVillage believes that the primary competitive factors in creating community on the Internet are:

   o functionality;

   o brand recognition;

   o member affinity and loyalty;

   o demographic focus;

   o variety of value-added services;

   o ease-of-use;

   o quality of service; and

   o reliability and critical mass.

   Other companies or sites which are primarily focused on targeting women online include Oxygen.com and condenet.com, as well as Web sites targeted to categories such as health. iVillage will likely also face competition in the future from:

   o developers of Web directories;

   o search engine providers;

   o shareware archives;

   o content sites;

   o commercial online services;

   o sites maintained by Internet service providers; and

   o other entities that attempt to or establish communities on the Internet by developing their own or purchasing one of iVillage's competitors.

   In addition, iVillage could face competition in the future from traditional media companies, a number of which, including CBS and NBC, have made significant acquisitions of or investments in Internet companies. Further, there can be no assurance that iVillage's competitors and potential competitors will not develop communities that are equal or superior to ours or that achieve greater market acceptance than iVillage's community.

   iVillage also competes with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers and advertising revenues. iVillage believes that the principal competitive factors in attracting advertisers are:

   o the amount of traffic on iVillage's Web sites;

   o brand recognition;

   o the demographics of iVillage's members and visitors;

   o iVillage's ability to offer targeted audiences; and

   o the overall cost-effectiveness of the advertising medium offered by us.

   iVillage believes that the number of Internet companies relying on Web-based advertising revenues may increase in the future. Accordingly, iVillage may face increased competition, which could in turn have a material adverse effect on its business, results of operations and financial condition.

   Many of iVillage's current and potential competitors, including developers of Web directories and search engines and traditional media companies, have:

   o longer operating histories;

   o significantly greater financial, technical and marketing resources;

   o greater name recognition; and

   o larger existing customer bases.

   These competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers. There can be no assurance that Internet content providers and Internet service providers, including developers of Web directories, search engines, sites that offer professional editorial content and commercial online services, will not be perceived by advertisers as having more desirable Web sites for placement of advertisements. In addition, many of iVillage's current advertising customers and strategic partners also have established collaborative relationships with certain of iVillage's competitors or potential competitors, and other high-traffic Web sites. Accordingly, there can be no assurance that:

   o iVillage will be able to grow its membership, traffic levels and advertiser customer-base at historical levels;

   o iVillage will be able to retain its current members, traffic levels or advertiser customers;

   o competitors will not experience greater growth in traffic as a result of these relationships which could have the effect of making their Web sites more attractive to advertisers; or

   o iVillage's strategic partners will not sever or will elect not to renew their agreements with us.

   Several major publishing companies produce products that are directly competitive with iVillage's magazines. AOL Time Warner, Gruner and Jahr and Primedia all publish various pre- and post-natal publications. Disney Publishing and Children's Television Workshop also publish general parenting magazines. All of these publishers have substantially greater marketing, research and financial resources than us. iVillage competes by emphasizing the highly targeted nature of its audience, product quality and the fact that its publications are used as teaching tools by professionals, and the credibility and trust parents place in the Lamaze brand name.

   While iVillage's Lamaze Publishing instructional videos and the Newborn Channel currently have no direct competitors, advertisers in this marketplace are heavy users of daytime network television and cable television networks targeted to young parents. The broadcasting companies that provide these opportunities have invested substantial amounts in programming, sales and marketing and are much better-known to advertisers than Lamaze Publishing and the Newborn Channel. To compete, Lamaze Publishing and the Newborn Channel must convince them that advertising recall and effectiveness obtained in an educational or hospital setting is superior to that of traditional broadcasting.

   There can be no assurance that iVillage will be able to compete successfully against its current or future competitors or that competitive pressures faced by iVillage will not have a material adverse effect on its business, results of operations and financial condition.

           Intellectual Property, Proprietary Rights and Domain Names

   iVillage regards its copyrights, service marks, trademarks, trade names, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, independent contractors, partners and others to protect iVillage's proprietary rights. iVillage pursues the registration of its trademarks and service marks in the United States, and has applied for and obtained registration in the United States for certain of iVillage's trademarks and service marks, including "iVillage". Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which iVillage's products and services are made available online.

   iVillage has licensed in the past, and expects that it may license in the future, certain of iVillage's proprietary rights, such as trademarks or copyrighted material, to third parties. While iVillage attempts to ensure that the quality of its brand is maintained by these licensees, there can be no assurance that the licensees will not take actions that might materially adversely affect the value of its proprietary rights or reputation, which could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the steps taken by iVillage to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate its copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert claims of infringement of intellectual property or alter proprietary rights against iVillage.

   iVillage has been subject to claims and expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third parties by iVillage and its licensees. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Further, if these claims are successful, iVillage may be required to change its trademarks, alter its content, alter its site format and pay financial damages. There can be no assurance that these changes of trademarks, alteration of content or format or payment of financial damages will not adversely affect its business, results of operations and financial condition.

   iVillage may be required to obtain licenses from others to refine, develop, market and deliver new services. There can be no assurance that iVillage will be able to obtain any license on commercially reasonable terms or at all or that rights granted pursuant to any licenses will be valid and enforceable.

                                Human Resources

   As of February 20, 2001, iVillage employed 309 full-time employees, of whom 96 were in sales and marketing, 85 were in editorial and community, 53 were in administration and customer service, and 75 were in technology, operations and support. As iVillage continues to grow and introduce more products, iVillage may need to hire more personnel, particularly in the areas of product development and sponsorship. None of iVillage's current employees are represented by a labor union or is the subject of a collective bargaining agreement. iVillage believes that relations with its employees are good.

                         Proposed Merger with Women.com

Merger Agreement

   On February 5, 2001, iVillage, Stanhope Acquisition Sub, LLC ("merger sub"), a Delaware limited liability company and wholly-owned subsidiary of iVillage, and Women.com, Networks, Inc. ("Women.com") entered into an Agreement and Plan of Merger (the "original merger agreement"). On February 22, 2001, the parties to the original merger agreement entered into Amendment No. 1 to Agreement and Plan of Merger (together with the original merger agreement, the "merger agreement") that amends the original merger agreement. The merger agreement provides for a taxable merger of merger sub with and into Women.com (the "merger"), with Women.com continuing as the surviving corporation (the "surviving corporation"). The certificate of merger filed in Delaware to effect the merger will provide that a restated certificate of incorporation, as amended and restated, will become the certificate of incorporation of the surviving corporation. The bylaws of the surviving corporation will be those of Women.com. The directors and officers of the merger sub will become the directors and officers of Women.com after the merger. Following the merger, Women.com will become a wholly-owned subsidiary of iVillage and Women.com's common stock will be delisted from the Nasdaq National Market.

   At the effective time of the merger, each share of Women.com common stock issued and outstanding immediately before such time (other than shares held by Women.com, iVillage or merger sub, which will be canceled and retired, or shares as to which appraisal rights have been demanded, exercised or perfected in accordance with Delaware law, which shares will be converted into the right to receive any amount required by Delaware law) will be converted into 0.322 (the "exchange ratio") of a share of iVillage common stock and the right to receive cash equal to 1% of the product of the average of the high and low prices of a share of iVillage common stock on the Nasdaq National Market on the closing date multiplied by 0.322 (subject to adjustment as described below).

   The exchange ratio will be decreased if Women.com does not have at least $12,000,000 of working capital and $20,000,000 in cash as of March 31, 2001. In addition, if the actual cash and working capital of Women.com as of March 31, 2001 is less than the required amounts of cash and working capital, then Hearst Communications, Inc., the largest stockholder of Women.com and a Delaware corporation ("Hearst Communications"), would have the option to purchase additional shares of iVillage common stock in an amount equal to the amount of the shortfall up to $2,000,000 divided by $1.875. If the shortfall is more than $2,000,000 as of March 31, 2001, but less than $4,000,000, then Hearst Communications must purchase additional shares of iVillage common stock pursuant to the merger agreement for the amount of the shortfall which exceeds $2,000,000, and Hearst Communications will have the option to purchase shares with respect to the additional $2,000,000 shortfall amount. Hearst Communications will pay $1.875 for each share purchased due to any shortfall.

   iVillage may terminate the merger agreement if:

   o the shortfall is more than $4,000,000 as of March 31, 2001;

   o Women.com's cash on hand immediately prior to the closing of the merger is not equal to or greater than the difference between the amount of cash on hand as of March 31, 2001 minus the product of $166,666 multiplied by the number of days elapsed from March 31, 2001 to the date which is one day prior to the date of the closing of the merger; or

   o working capital immediately prior to such closing is materially less than the difference between the amount of working capital as at March 31, 2001 minus the reduction in Women.com's cash on hand since March 31, 2001.

   The merger agreement does not specify the manner in which the parties would determine whether or not such working capital amount is "materially less" than the difference between the amount of working capital at March 31, 2001 and the reduction in Women.com's cash since March 31, 2001.

   Certificates for fractional shares of iVillage common stock will not be issued in the merger. Women.com's stockholders who would otherwise receive fractional shares will, instead, be entitled to receive a cash payment equal to the value of these fractional share interests, determined by multiplying
(i) the per share closing price of iVillage common stock on the closing date by (ii) the fraction of the share of iVillage common stock to which the holder would otherwise have been entitled.

   At the effective time of the merger, each outstanding stock option granted or issued under Women.com's stock option plans in effect on the date of the merger agreement will be converted into a stock option to acquire iVillage common stock, with appropriate adjustments to reflect the exchange ratio.

   Pursuant to the merger agreement, Women.com and its directors, officers, employees and representatives are prohibited from negotiating with, soliciting offers from, or providing information to any third party with respect to any "acquisition proposal" (generally, any proposal or offer to acquire 20% or more of the assets of

Women.com and its subsidiaries or 20% or more of the voting power of the shares of Women.com or any merger or other business combination). However, if within 60 days of the date of the original merger agreement (i.e., February 5, 2001) (or, if earlier than the end of such 60-day period, no later than the date of the stockholders' meeting held to vote on the merger), Women.com's Board of Directors, in exercise of its fiduciary duties, reasonably determines in good faith that the Board is required to do so to comply with its fiduciary duties to Women.com's stockholders under applicable law, the Board may, in response to a "superior proposal" that did not result in a breach of the foregoing prohibition, furnish information to, and engage in negotiations with, the proponent of such superior proposal. The merger agreement generally defines a superior proposal as an acquisition proposal relating to substantially all the assets of Women.com or 80% of the shares of Women.com which is on terms which the Board determines in good faith (x) to be more favorable from a financial point of view to the stockholders of Women.com than the merger, (y) is reasonably capable of being completed and (z) for which financing, to the extent required, is then committed or can be obtained.

   In accordance with the merger agreement, the Board of Directors of Women.com has unanimously adopted resolutions approving, and recommending that Women.com's stockholders approve and adopt, the merger agreement and the merger. The merger agreement generally prohibits the Board from withdrawing or modifying, in either case in a manner adverse to iVillage, its approval or recommendation of the merger or the merger agreement. If, within 60 days of the date of the original merger agreement (or, if earlier than the end of such 60-day period, no later than the date of the stockholders' meeting held to vote on the merger), the Board, in the exercise of its fiduciary duties, reasonably determines in good faith that the Board is required to do so to comply with its fiduciary duties to Women.com's stockholders under applicable law, in response to a "superior proposal" that did not result in a breach of the prohibitions described in the preceding paragraph and after providing iVillage with at least 72 hours advance notice of its decision to take such action, the Board may modify or propose publicly to modify, in a manner adverse to iVillage, its approval or recommendation of the merger or the merger agreement.

   If iVillage terminates the merger agreement because Women.com withdraws or modifies its recommendation for approval of the merger or approves or recommends an acquisition proposal (provided that it may recommend a superior proposal, as indicated in the previous paragraph), Women.com is obligated to pay iVillage a termination fee of $1,000,000 (the "termination fee").

   If iVillage terminates the merger agreement because Women.com's stockholders do not approve the merger, Women.com is obligated to pay iVillage the termination fee; if Women.com terminates the merger agreement because iVillage's stockholders do not approve the merger, iVillage is obligated to pay Women.com the termination fee.

   In connection with the merger agreement, iVillage entered into agreements with four of its stockholders, America Online, Inc., National Broadcasting Company, Inc., GE Investments Subsidiary, Inc. and Rho Management Trust I, pursuant to which these iVillage stockholders have agreed to vote all shares of iVillage common stock beneficially owned by them in favor of the merger at the meeting of iVillage stockholders to be held to vote on the merger. As of February 5, 2001, these stockholders beneficially owned (after taking into account exercisable warrants) an aggregate of approximately 21.2% of the outstanding iVillage common stock.

   Also in connection with the merger agreement, iVillage and Hearst Communications have entered into a Stockholder Voting Agreement, dated as of February 5, 2001 (the "voting agreement"), and an Amended and Restated Securities Purchase Agreement, dated as of February 22, 2001 (the "securities purchase agreement").

Voting Agreement

   The voting agreement obligates Hearst Communications to vote its shares in favor of the approval and adoption of the merger agreement and each of the other transactions contemplated in the merger agreement, including the merger and against:

     o any action or agreement that would result in a breach by Women.com under the merger agreement;

     o any extraordinary corporate transaction involving Women.com, such as a merger, consolidation or other business combination;

     o a sale, lease or transfer of a material amount of assets of Women.com or a reorganization, recapitalization, dissolution or liquidation of Women.com;

     o  any change in the board of directors of Women.com;

     o  any amendment of the certificate of incorporation of Women.com; or

     o any other action which is intended, or could reasonably be expected, to impede, interfere with, delay, postpone, discourage or materially and adversely affect the contemplated benefits to iVillage of the merger and the other transactions contemplated by the merger agreement.

   Hearst Communications has also agreed that it will not, directly or indirectly:

     o solicit, initiate or encourage (including by way of furnishing information) or otherwise take any action to facilitate, a competing acquisition proposal relating to Women.com; or

     o participate in any discussions or negotiations regarding any proposal that constitutes, or that may lead to, a competing acquisition proposal.

   Hearst Communications has also agreed not to authorize or permit any of its officers, directors, employees, agents or representatives to engage in these activities and to keep iVillage informed of the status and details of any requests, competing acquisition proposals or inquiries.

Securities Purchase Agreement

   Pursuant to the securities purchase agreement, Hearst Communications has agreed to purchase up to 9,324,000 shares of iVillage common stock and a warrant (with an exercise price of $0.01 per share) to purchase up to 2,100,000 shares of iVillage common stock for an aggregate purchase price of up to $20,000,000. Pursuant to the securities purchase agreement, iVillage has agreed to conduct a registered rights offering (the "rights offering") whereby all stockholders of Women.com will be given the right to purchase their pro-rata portion (based upon their ownership of the outstanding shares of Women.com) of the shares of iVillage common stock and warrant covered by the securities purchase agreement. Hearst Communications has agreed to reimburse iVillage for expenses related to the rights offering that exceed $100,000. The term "rights offering" does not include any additional shares of iVillage common stock purchased by Hearst Communications as a result of Women.com failing to meet the cash and working capital requirements specified by the merger agreement or the exercise of appraisal rights by Women.com's stockholders (as described below).

   The number of shares of iVillage common stock to be purchased by Hearst Communications under the securities purchase agreement, as well as the number of shares of iVillage common stock underlying the warrant, will be reduced on a one-for-one basis by the number of shares and warrant shares purchased by Women.com's stockholders (other than Hearst Communications) in the rights offering. Also, the aggregate purchase price payable by Hearst Communications will be reduced by the amount received by iVillage from Women.com's stockholders (other than Hearst Communications) in the rights offering.

   If appraisal rights are demanded, exercised or perfected by any of Women.com's stockholders pursuant to Section 262 of Delaware corporate law, and the shares of Women.com associated with such appraisal rights exceed 2.0% of the shares of Women.com outstanding as of the record date of Women.com's special stockholders' meeting called for the purpose of approving the merger, Hearst Communications will, if requested by iVillage, purchase from iVillage, at a $1.875 per share purchase price, a number of shares of iVillage common stock equal to the number of shares of Women.com in excess of such 2% amount multiplied by the exchange ratio, rounded down to the nearest whole share.

   The closing of the transactions contemplated by the securities purchase agreement will occur concurrently with the closing of the merger and after the satisfaction or waiver of the conditions thereto.

Stockholder Agreement

   Upon Hearst Communications' purchase of iVillage common stock pursuant to the securities purchase agreement, iVillage and Hearst Communications will enter into a stockholder agreement that sets forth certain obligations, restrictions and limitations relating to the securities purchased by Hearst Communications pursuant to the merger agreement and the securities purchase agreement. The stockholder agreement applies to all voting securities of iVillage owned by Hearst Communications on the date of the agreement and all voting securities of iVillage subsequently acquired by Hearst Communications.

   Restrictions on Securities Ownership. The stockholder agreement places a cap on the number of iVillage voting securities that Hearst Communications and its affiliates may own. This cap may be exceeded only with (i) the unanimous written consent of iVillage's board of directors or (ii) the approval of all of the non-Hearst Communications board designees present at a meeting of iVillage's board of directors at which a quorum is present. Under the stockholder agreement, Hearst Communications and its affiliates will be prohibited from owning voting securities of iVillage in excess of a specified percentage of the total number of iVillage voting securities outstanding at any time.

   This specified percentage, which will not be calculated until the closing of the merger, will be determined by calculating (x) the total number of outstanding iVillage voting securities owned by Hearst Communications or its affiliates on the closing date of the merger and the total number of outstanding convertible securities, options, warrants or other rights exercisable for or convertible into voting securities, with or without the passage of time or the satisfaction of specified conditions, owned by Hearst Communications or its affiliates on the closing date of the merger; and (y) dividing the number calculated in the manner described above by the sum of the total number of iVillage voting securities outstanding on the closing date of the merger and the number of shares of iVillage voting securities represented by warrants for iVillage common stock held by Hearst Communications or its affiliates on the closing date of the merger. Assuming that: (1) no Women.com stockholders participate in the rights offering; (2) Hearst Communications is not required to, and does not elect to, purchase additional iVillage common stock pursuant to the merger agreement; (3) there are 54,233,431 shares of iVillage common stock outstanding after the merger; and (4) Women.com stockholders holding in excess of 2% of the number of shares of Women.com outstanding as of the record date for the Women.com special stockholders' meeting do not exercise appraisal rights in connection with the merger, the cap would equal 32.6% and Hearst Communications and its affiliates would be prohibited from owning iVillage voting securities or securities convertible into or exercisable for iVillage voting securities in excess of 32.6% of the total number of outstanding iVillage voting securities.

   Restrictions on Stockholder Activities. The stockholder agreement provides that unless Hearst Communications obtains (i) the unanimous written consent of iVillage's board of directors or (ii) the approval of all of the non-Hearst Communications board designees present at a meeting of iVillage board of directors at which a quorum is present, Hearst Communications may not, as it relates to iVillage, initiate or engage in proxy solicitations, solicit stockholders or induce others to do so, initiate stockholder proposals or tender offers, call stockholders' meetings, act by written consent or place any voting securities in a voting trust or other voting agreement.

   Quorum Obligations. The stockholder agreement requires Hearst
Communications and each of its affiliates to be present in person or represented by proxy at all iVillage stockholder meetings so that their iVillage common stock may be counted for the purpose of determining a quorum.

   Voting Obligations. The stockholder agreement does not restrict Hearst Communications' or its affiliates' ability to vote their iVillage common stock to the extent that the aggregate amount of such shares does not exceed 25% of the outstanding iVillage voting securities as of the date of the calculation. However, any voting securities held by Hearst Communications or its affiliates in excess of 25% of the outstanding voting securities must be voted by Hearst Communications and its affiliates in the manner recommended to iVillage stockholders by (i) the unanimous written consent of iVillage's board of directors or (ii) the non-Hearst Communications board designees present at a meeting of iVillage's board of directors at which a quorum is present. This 25% threshold will be increased to the extent Hearst Communications is required to purchase additional shares of iVillage common stock pursuant to the securities purchase agreement.

   Board Representation. Effective upon the closing of the merger, the stockholder agreement requires iVillage to have a Board of Directors consisting of ten members (subject to increase under certain circumstances as described below). The stockholder agreement also requires iVillage to appoint three representatives of Hearst Communications to separate classes of iVillage's board of directors. iVillage must appoint one of these board members to the nominating committee and one to the compensation committee of its board. In addition, the stockholder agreement requires iVillage to appoint five independent directors to its board. An independent director is defined as any person who is not and has not been for the past three years affiliated with Hearst Communications or its affiliates or an employee of iVillage or any of its subsidiaries.

   So long as Hearst Communications or its affiliates holds at least 10% of the outstanding voting securities of iVillage, Hearst Communications may recommend and iVillage's nominating committee must recommend to iVillage's board of directors that number of nominees of Hearst Communications or its affiliates as follows: (1) so long as Hearst Communications holds at least 80% of its initial equity investment, Hearst Communications may designate three nominees;
(2) so long as Hearst Communications holds at least 66%, but less than 80%, of its initial equity investment, Hearst Communications may designate two nominees; and (3) so long as Hearst Communications holds at least 10% of the voting securities of iVillage, but less than 66% of its initial equity investment, Hearst Communications may designate one nominee.

   If the number of voting securities later held by Hearst Communications decreases below the stated thresholds, any excess directors must immediately resign. If the number of voting securities later held by Hearst Communications falls below 10% of its initial equity investment, all Hearst Communications designated board members must immediately resign and all quorum and voting obligations cease. However, if the number of voting securities held by Hearst Communications subsequently returns to 10% or more of its initial equity investment, all rights and obligations under the stockholder agreement revive for the duration of the term of the stockholder agreement.

   The stockholder agreement also provides that if iVillage issues voting securities in a single transaction or a series of related transactions and the number of iVillage voting securities outstanding immediately after such transaction or series of related transactions: (x) is greater than 20% but less than 40%, then, at the request of iVillage, Hearst Communications and its affiliates must cooperate with iVillage and take all action reasonably necessary to increase the size of iVillage's board of directors to 11 and to fill the vacancy resulting therefrom with an independent director; or (y) is equal to or greater than 40%, then, at the request of iVillage, Hearst Communications and its affiliates must cooperate with iVillage and take all action reasonably necessary to increase the size of iVillage's board of directors to 12 and to fill the vacancies resulting therefrom with two independent directors.

   In either case, the independent directors appointed as a result of the increased board size must be approved by either (i) the unanimous written consent of iVillage's board of directors or (ii) all members of iVillage's board of directors at any properly noticed board meeting at which a quorum is present, including all of the non-Hearst Communications board designees present at the meeting.

   Transfer Restrictions. Except for certain permitted transfers, for so long as Hearst Communications and its affiliates own voting securities representing at least 10% of iVillage's outstanding voting securities, Hearst Communications may not transfer any voting securities of iVillage without (1) the approval of all of the non-Hearst Communications directors present at a meeting of the board of directors of iVillage at which a quorum is present or
(2) the unanimous written consent of iVillage's board of directors.

   The following transfers will be permitted without the approval of the non-Hearst Communications directors or the unanimous written consent of iVillage's board of directors:

     o a pledge of voting securities pursuant to a bona fide loan transaction that creates a mere security interest;

     o  a repurchase of voting securities by iVillage;

     o  a bona fide gift of voting securities;

     o a sale or transfer of voting securities to a third party that does not result in the third party holding more than 10% of iVillage's voting securities;

     o a sale or transfer of voting securities pursuant to a tender offer or exchange approved by iVillage's board of directors;

     o a sale or transfer of voting securities in connection with a merger or consolidation approved by iVillage's board of directors; and

     o a sale or transfer in connection with the sale of all or substantially all of iVillage's assets approved by iVillage's board of directors.

   In addition, without obtaining approval from the non-Hearst Communications members of iVillage's board of directors, Hearst Communications may transfer voting securities to its affiliates provided that the affiliates agree to be bound by the terms of the stockholder agreement.

   Term. The stockholder agreement expires five years after its effectiveness, unless earlier terminated by the mutual written consent of iVillage and Hearst Communications. Upon any early termination, any Hearst Communications designees serving on iVillage's board of directors must resign immediately.

Magazine Content License Agreement

   Pursuant to the merger, iVillage will assume an amended and restated magazine content license and hosting agreement, which was originally entered into between Women.com and Hearst Communications. Under this agreement, and an amendment number two to the agreement which iVillage and Hearst Communications intend to execute upon the closing of the merger, iVillage will provide production and hosting services for certain web sites affiliated with selected Hearst magazines, including Good Housekeeping, Redbook, Cosmopolitan and Country Living. These sites will be part of the iVillage network. The magazine sites will be on URL's owned by Hearst Communications.

   Under the agreement, as amended, iVillage agrees to provide Hearst Communications web site production and hosting services, including the creation of original site content which will be owned by Hearst
Communications. In consideration for these services, Hearst Communications agrees to:

     o pay iVillage at least $5.0 million per year for production services during the three-year term of the agreement, for a total of at least $15.0 million;

     o place at least $2.0 million of Hearst Communications advertising per year (total of $6 million) on the network, which amount may be increased in the second and third years of the agreement if Hearst Communications fails to pay iVillage the required fees for production services as described above. If such a shortfall in production fees occurs in the second and third years of the agreement, Hearst Communications must place additional advertising in an amount equal to 40% of the production fee shortfall; and

     o grant to iVillage a right of first offer on any new internet-based development projects initiated by Hearst Communications that are appropriate for inclusion on the network.

   iVillage will not be required to pay any monies under its agreement to provide Hearst Communications website production, content and hosting services. Any such services will be provided to Hearst Communications by iVillage's internal production and technology staff in exchange for the payments described in the agreement.

   There are no material expenses to iVillage associated with the magazine content license and hosting agreement, other than the advertising revenue share, which is estimated to cost iVillage approximately $3.9 million over the term of the agreement, though it could be less if Hearst Communications fails to expend its full production commitment to iVillage, and could be more if iVillage sells a significant amount of additional advertising on those portions of the iVillage network that are subject to the advertising revenue share. iVillage currently believes that all other costs associated with the agreement can be absorbed into the combined company's technical and advertising sales and servicing infrastructure, without any additional material expense being incurred by iVillage.

   The agreement also provides for revenue sharing between iVillage and Hearst Communications with respect to advertising revenues obtained by iVillage from the Hearst magazine websites and other iVillage websites containing substantial Hearst content. This revenue sharing arrangement requires that iVillage pay Hearst Communications a royalty payment based on net advertising revenues of at least $3.9 million during the three-year term of the agreement. This amount is reducible pro rata if Hearst Communications fails to expend the $5.0 million in production fees in the second and third years of the agreement.

   Exclusivity. Pursuant to the agreement, iVillage agrees that it will not, without the prior written consent of Hearst Communications:

     o enter into any agreement to include in iVillage's network of websites any sites for magazines that compete with the Hearst magazines listed in the agreement;

     o display on the magazine websites any advertising or other promotional materials from magazines that compete with the Hearst magazines listed in the agreement; or

     o display on an iVillage webpage the brands, logos, trademarks or proprietary content of both Hearst Communications and a Hearst Communications competitor.

   Under the agreement, Hearst Communications agrees that it will not enter into, with an iVillage competitor, any internet distribution agreements that relate to Hearst content covered by the agreement nor will it grant any entity the right to display on the internet content that has appeared on the magazine websites in substantially the same form and format as it appeared on the magazine website (other than materials posted on the website verbatim to the way they were initially published by Hearst Communications). However, Hearst Communications is permitted to license the content or trademarks of its magazines to any internet site or portal that is not deemed to be an iVillage competitor, subject only to the restrictions in the foregoing sentence, and to use the Hearst content in international editions of its magazine on the internet. The agreement defines an iVillage competitor to include any internet site, channel, area or online content aggregation service that provides content primarily for women, is targeted primarily at women, is used primarily by women and is primarily targeted to any country or region in the world where iVillage is targeted.

   Warranties. In the agreement Hearst Communications warrants that it will not provide any content to iVillage or publish any content that, and iVillage warrants that it will not post to the magazine websites any content that:

     o infringes on any third party's proprietary rights or rights to publicity or privacy;

     o  violates any law, statute, ordinance or regulation;

     o  is defamatory, trade libelous, unlawfully threatening or harassing;

     o  is obscene or pornographic;

     o violates any laws regarding unfair competition, antidiscrimination or false advertising; or

     o to the best of the party's knowledge, contains any viruses or other damaging computer problems.

   Term. The term of the magazine content license and hosting agreement will be three years from the effective date of the amendment. However, the agreement may be terminated by either party immediately upon written notice if the other party:

     o becomes the subject of any proceeding relating to insolvency, receivership or liquidation;

     o files or has filed against it a petition in bankruptcy that is not discharged within 30 days;

     o  makes an assignment for the benefit of its creditors; or

     o  admits in writing its inability to pay debts as they become due.

   In addition, either party has the right to terminate the magazine content license and hosting agreement in the event of a "change of control" of the other party. A "change of control" is defined in the magazine content license and hosting agreement to mean (i) a sale of all or substantially all of the assets of iVillage; (ii) a merger or consolidation of iVillage with or into another corporation or entity with the effect that, immediately after such merger or consolidation, none of the existing holders of iVillage voting stock immediately before such merger or consolidation holds, and the existing holders of iVillage voting stock immediately before such merger or consolidation do not hold, in the aggregate, at least 50% of the combined voting power of the then voting stock of the surviving corporation of such merger or the corporation or other entity resulting from such consolidation,
(iii) the acquisition of 20% or more of the voting stock of iVillage by an entity other than Hearst Communications, (iv) the adoption by iVillage of a plan of complete or partial liquidation or (v) certain bankruptcy events.

Item 2. Properties

   iVillage is headquartered in New York, New York. In March 2000, iVillage entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which iVillage has consolidated its New York City operations.

   iVillage also leases two floors at 149 Fifth Avenue, which are each for approximately 10,000 square feet. The lease expires on June 30, 2001 and iVillage is exploring the possibility of subleasing this space.

   iVillage also leases a sales office that is located at 645 North Michigan Avenue, Chicago, Illinois. The lease is on a month-to-month basis.

   iVillage's subsidiary, IVN, Inc., formerly known as iBaby, Inc., is currently leasing approximately 74,000 rentable square feet at a facility located at 6910 Carroll Road in San Diego, California for use as general office, administrative, storage, warehousing and distribution which expires in November 2001. iVillage is exploring the possibility of subleasing this space.

   Lamaze Publishing subleases approximately 10,300 square feet of space at 9 Old Kings Highway, Darien, Connecticut. The sublease expires on June 30, 2005.

   Astrology.com leases approximately 7,400 square feet of space in San Francisco, California. The lease expires in November 2002.

Item 3. Legal Proceedings

   On May 24, 2000, a complaint was filed in the Supreme Court of the State of New York in New York County by Insignia/ESG, Inc. f/k/a Insignia/Edward S. Gordon, Inc., a real estate broker, against iVillage. The complaint alleges a breach of the provisions of a written agreement between Insignia and iVillage related to iVillage's failure to pay Insignia a broker's commission in connection with its lease of office space at 500-512 Seventh Avenue in New York City. In addition to unspecified damages, the complaint seeks an award of $2.0 million plus interest thereon. On July 10, 2000, iVillage filed an answer and counterclaim to Insignia's complaint alleging intentional, malicious, wrongful and tortious interference by Insignia with iVillage's prospective contractual relationship with the owner of another New York office building. In addition to unspecified damages, iVillage's counterclaim seeks an award of $7.0 million in compensatory damages and $1.0 million in punitive damages as well as interest thereon from Insignia.

   iVillage believes that the lawsuit and claims asserted against it by Insignia are without merit and intends to vigorously defend against these claims.

   On July 22, 1998, Jewish Family and Children's Services filed a Notice of Opposition in the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office to iVillage's service mark application for the mark "PARENTSPLACE.COM". On January 22, 1999, iVillage filed an Answer to the Notice of Opposition, denying that there was any likelihood of confusion between iVillage's mark and the mark used by Jewish Family and Children's Services. In September 2000, iVillage and Jewish Family and Children's Services entered into a settlement agreement permitting each party to use its respective mark in a manner that does not infringe on the other party's primary use of its mark. The parties also plan to move for dismissal of the Trademark Trial and Appeal Board proceedings.

   iVillage is not currently subject to any other material legal proceedings. iVillage may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

Item 4. Submission of Matters to a Vote of Security Holders

   Not Applicable.

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock has been listed and traded on the Nasdaq National Market since March 19, 1999 and trades under the symbol "IVIL". Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

                                                                    High      Low
                                                                    ----      ---
   2000
   ----
   First Quarter ..............................................   $ 26.11    $13.56
   Second Quarter .............................................     13.63      6.22
   Third Quarter ..............................................      8.94      3.06
   Fourth Quarter .............................................      3.63      0.66
   1999
   ----
   First Quarter (from March 19, 1999) ........................    104.63     70.75
   Second Quarter .............................................    113.75     33.38
   Third Quarter ..............................................     62.75     28.06
   Fourth Quarter .............................................     34.50     20.25


   On March 15, 2001, the closing sales price of our common stock was $0.75 per share. There were 400 holders of record as of March 15, 2001.

   We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

   The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and iVillage's consolidated financial statements and notes to those statements and other financial information included elsewhere in this Form 10-K. iVillage acquired ParentsPlace.com, Inc. in December 1996, Health ResponseAbility Systems, Inc. in May 1997, Astrology.Net in February 1999, OnLine Psychological Services, Inc. in June 1999, and Lamaze Publishing and Family Point Inc. in August 1999. The financial data reflect the results of operations of these subsidiaries since their dates of acquisition. In April 1998 and March 1999, iVillage acquired the majority interest and remaining minority interest in iBaby, Inc. In June 2000, iVillage decided to discontinue the operations of iBaby, Inc. and, as such, all discussion and analysis below represents solely the continuing operations of iVillage.


                                                                                            Year Ended December 31,
                                                                            -------------------------------------------------------
                                                                              2000         1999        1998        1997       1996
                                                                            ---------   ---------    --------    --------   -------
                                                                                     (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues................................................................    $  76,352   $  36,576    $ 12,451    $  6,019   $   732
                                                                            ---------   ---------    --------    --------   -------
Operating Expenses:
Editorial, product development and technology...........................       35,327      20,652      11,742       7,606     4,521
Sales and marketing.....................................................       54,098      63,526      28,177       8,771     2,709
General and administrative..............................................       22,634      13,164       9,546       7,841     3,104
Depreciation and amortization...........................................       37,681      25,720       5,500       2,886       109
Impairment of goodwill..................................................       98,056          --          --          --        --
                                                                            ---------   ---------    --------    --------   -------
 Total operating expenses...............................................      247,796     123,062      54,965      27,104    10,443
                                                                            ---------   ---------    --------    --------   -------
Loss from operations....................................................     (171,444)    (86,486)    (42,514)    (21,085)   (9,711)
Interest income (expense), net..........................................        5,261       4,085         571        (216)       28
Other income, net.......................................................          595         271          --          --        --
Loss on sale of Web site (1)............................................           --          --        (504)         --        --
Minority interest.......................................................           --          --         587          --        --
Write-down of note receivable and investments...........................      (13,496)         --          --          --        --
Loss from affiliate.....................................................         (422)         --          --          --        --
                                                                            ---------   ---------    --------    --------   -------
Net loss from continuing operations.....................................     (179,506)    (82,130)    (41,860)    (21,301)   (9,683)
Preferred stock deemed dividend.........................................           --     (23,612)         --          --        --
                                                                            ---------   ---------    --------    --------   -------
Net loss attributable to common stockholders
 from continuing operations.............................................    $(179,506)  $(105,742)   $(41,860)   $(21,301)  $(9,683)
                                                                            =========   =========    ========    ========   =======
Basic and diluted net loss per share from
 continuing operations..................................................    $   (6.05)  $   (5.06)   $ (20.24)   $ (13.65)  $ (8.91)
                                                                            =========   =========    ========    ========   =======
Weighted average shares of common stock
 outstanding used in computing basic and
 diluted net loss per share.............................................       29,683      20,901      2,068      1,561       1,087
                                                                            =========   =========    ========    ========   =======

- ---------------
(1) Please see note 6 to iVillage's consolidated financial statements.


                                                                  Year Ended December 31,
                                                     --------------------------------------------------
                                                      2000        1999       1998       1997      1996
                                                    --------    --------    -------   -------    ------
                                                                       (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents .......................   $ 48,963    $106,010    $30,825   $ 4,335    $2,102
Working capital .................................     40,252      90,752     19,919     1,114     1,006
Total assets  ...................................    132,459     312,748     45,721    16,236     4,997
Long-term liabilities ...........................      4,818          --         --       139        --
Stockholders' equity ............................    101,366     283,850     32,022    10,522     3,259

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

Overview

   iVillage is a media company that operates iVillage.com, Lamaze Publishing and the Newborn Channel. iVillage.com is a leading women's online destination providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network in over 1,000 hospitals nationwide.

   In June 2000, iVillage decided to discontinue the operations of its iBaby, Inc. subsidiary. As such, all discussion and analysis below represents solely the continuing operations of iVillage.

   To date iVillage's revenues have been derived primarily from the sale of sponsorship and advertising contracts. Sponsorship revenues are derived principally from contracts ranging from one to three years. Sponsorships are designed to support broad marketing objectives, including brand promotion, awareness, product introductions and online research. Sponsorship agreements typically include the delivery of impressions on iVillage's Web sites and occasionally the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include banner advertisements, links, buttons, or other text or images. As part of certain sponsorship agreements, sponsors who also sell products may provide iVillage with a commission on sales of their products generated through iVillage's Web site. To date, these amounts have not been significant.

   Advertising revenues are derived principally from short-term advertising contracts in which iVillage typically guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Sponsorship and advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that iVillage has no continuing obligations and the collection of the receivable is reasonably assured, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, iVillage defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

   Included in sponsorship and advertising revenues are revenues from advertising placements in Lamaze Publishing's publications, videos and website and satellite broadcasts on the Newborn Channel. In addition, revenues are generated through a sampling and coupon program which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant mothers.

   Sponsorship and advertising revenues also include barter revenues, which represent exchanges by iVillage of advertising space on iVillage's Web sites for reciprocal advertising space or traffic on other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon iVillage's recent historical practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are recognized at the value of advertisements received when iVillage's advertisements are displayed on the reciprocal Web sites or properties, which is typically in the same period as when advertisements are displayed on iVillage.com and its affiliated properties, and are included as part of sales and marketing expenses. Revenues from barter transactions were approximately $3.6 million, $3.3 million and $3.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. iVillage anticipates that barter revenues will continue to increase in the future and will remain constant or increase slightly as a percentage of total revenues depending on iVillage's future revenue growth.

   Revenues from the e-commerce portion of Astrology.com consist of the sale of astrological charts and other related products to visitors to the Astrology.com Web site. iVillage recognizes revenues from Astrology.com product sales, net of any discounts, when products are shipped to customers and the collection of the receivable is reasonably assured.

   iVillage received fees from the licensing of portions of its content in connection with the PlanetRx.com relationship. These fees are recognized on a straight-line basis over the life of the contract.

   iVillage has and will continue to reduce its costs through several expense reduction initiatives targeted at certain expenses, including, without limitation, reduced advertising, targeted staff reductions primarily through attrition, reduced company employee benefit plan costs, as well as other initiatives. iVillage management expects to be able to significantly reduce expenditures of the combined company through elimination of overlapping personnel, facilities, marketing expenses, technology, and legal, accounting and regulatory fees. iVillage also believes that it generally can leverage its current operating infrastructure to meet its future operational needs.

Results of Operations

   The following table sets forth iVillage's results of operations expressed as a percentage of total revenues:


                                                                                    Year Ended December
                                                                                            31,
                                                                                    -------------------
                                                                                    2000   1999    1998
                                                                                    ----   ----    ----
Revenues .......................................................................     100%   100%    100%
Operating expenses:
 Editorial, product development and technology .................................      46     56      94
 Sales and marketing ...........................................................      71    174     226
 General and administrative ....................................................      30     36      77
 Depreciation and amortization .................................................      49     70      44
 Impairment of goodwill ........................................................     128     --      --
                                                                                    ----   ----    ----
    Total operating expenses ...................................................     324    336     441
                                                                                    ----   ----    ----
Loss from operations ...........................................................    (225)  (236)   (341)
                                                                                    ====   ====    ====
Net loss from continuing operations ............................................    (235)% (225)%  (336)%
                                                                                    ====   ====    ====


Comparison of Years Ended December 31, 2000 and December 31, 1999

Revenues

   Revenues were $76.4 million for the year ended December 31, 2000, which represents an increase of 109% when compared with 1999. The increase in revenues was primarily due to iVillage's ability to generate significantly higher sponsorship and advertising revenues during 2000 and the benefit of receiving revenues from Lamaze Publishing and the Newborn Channel for the entire 2000 period. Sponsorship, advertising and other revenues were $69.9 million for the year ended December 31, 2000, compared to $35.0 million for 1999. The increase in sponsorship, advertising and other revenues was primarily due to an increase in the number of impressions sold, an increase in the number of sponsors advertising on iVillage's Web sites during 2000, and from operating Lamaze Publishing and the Newborn Channel for the entire 2000 period. Sponsorship, advertising and other revenues accounted for approximately 92% and 95% of total revenues for the years ended December 31, 2000 and 1999, respectively. Revenues from Lamaze Publishing and the Newborn Channel accounted for approximately 20% and 10% of sponsorship, advertising and other revenues for the years ended December 31, 2000 and 1999, respectively.

   Although no one advertiser accounted for greater than 10% of iVillage's total revenues for the year ended December 31, 2000, iVillage's five largest advertisers accounted for 23% of total revenues. The five largest advertisers accounted for 20% of total revenues for the year ended December 31, 1999.

   Included in sponsorship and advertising revenues are barter transactions, which accounted for approximately 5% of sponsorship and advertising revenues for the year ended December 31, 2000, compared to 10% for 1999.

   Included in total revenues are fees received from the licensing of portions of iVillage's content and fees from chart sales through Astrology.com, which accounted for approximately 8% of total revenues for the year ended December 31, 2000, compared to 5% for 1999.

Operating Expenses

   Editorial, Product Development and Technology. Editorial, product development and technology expenses consist primarily of payroll and related expenses for the editorial, technology, Web site design and production staffs, the cost of communications, related expenditures necessary to support iVillage's Web sites, software development, technology and support operations, and an allocation of facility expenses, which is based on the number of personnel. Editorial, product development and technology expenses for the year ended December 31, 2000 were approximately $35.3 million, or 46% of total revenues. Editorial, product development and technology expenses were approximately $20.7 million, or 56% of total revenues, for 1999. The increase was primarily attributable to additional personnel costs related to creating and testing new concepts and tools used throughout iVillage's network of Web sites of $5.0 million and the acquisition of Lamaze Publishing in August 1999 which resulted in an incremental cost of $6.9 million in 2000. Editorial, product development and technology expenses decreased as a percentage of total revenues as a result of the growth in revenues for the year ended December 31, 2000 compared to 1999.

   Sales and Marketing. Sales and marketing expenses consist primarily of costs related to distribution agreements, payroll and related expenses for sales and marketing personnel, commissions, advertising and other marketing-related expenses, and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the year ended December 31, 2000 were approximately $54.1 million, or 71% of total revenues. Sales and marketing expenses were approximately $63.5 million, or 174% of total revenues, for 1999. The dollar decrease in sales and marketing expenses in 2000 was primarily attributable to the launch of a national advertising campaign in the third quarter of 1999 which was substantially completed by early 2000, coupled with cost reduction initiatives instituted in the second quarter of 2000 and continued throughout the year, which resulted in a $21.3 million decrease in advertising expenses, offset primarily by an increase in personnel costs of $4.1 million, incremental costs from the acquisition of Lamaze Publishing of $2.4 million, allocation of costs associated with iVillage's office space of $1.7 million and an increase in consultant costs for corporate communications and sales marketing research of $1.0 million. Sales and marketing expenses decreased as a percentage of total revenues as a result of the growth in revenues for the year ended December 31, 2000 compared to 1999.

   Included in sales and marketing expenses are barter transactions, which amounted to approximately 7% of total sales and marketing costs during the year ended December 31, 2000, compared to 5% of total sales and marketing costs during 1999.

   General and Administrative. General and administrative expenses consist primarily of payroll and related expenses and related costs for general corporate overhead, including executive management, finance, allocated facilities, and legal and other professional fees. General and administrative expenses for the year ended December 31, 2000 were $22.6 million, or 30% of total revenues. For 1999, general and administrative expenses were $13.2 million, or 36% of total revenues. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits of $3.6 million, expenses incurred for international endeavors of $1.2 million, allocation of costs associated with iVillage's office space of $0.4 million, and the acquisition of Lamaze Publishing in August 1999, which resulted in an incremental cost of $1.4 million in 2000. General and administrative expenses decreased as a percentage of total revenues as a result of the growth in revenues for the year ended December 31, 2000 compared to 1999.

   Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2000 were approximately $37.7 million, or 49% of total revenues. For 1999, depreciation and amortization expenses were $25.7 million, or 70% of total revenues. The dollar increase between 1999 and 2000 was primarily attributable to a full year of amortization expense resulting from iVillage's acquisitions of Astrology.Net, OnLine Psychological Services, Inc., Lamaze Publishing and Family Point Inc. in 1999. In the third quarter of 2000, iVillage recorded a charge of approximately $98.1 million, or $3.30 per share, for the impairment of goodwill relating to certain 1999 acquisitions. The approximately $98.1 million charge consists of the following: OnLine Psychological Services, Inc. and Code Stone Technologies, Inc. - $17.7 million, Lamaze Publishing - $62.0 million, and Family Point Inc. - $18.4 million. The remaining goodwill from the acquisitions of Astrology.Net and Lamaze Publishing will be fully amortized in February 2002 and August 2009, respectively.

   This non-cash charge represents the difference between the historical book value of the goodwill and the discounted estimated future cash flows expected from the related operations. The discounted future cash flows were determined using the best available estimates. iVillage estimated future cash flows based upon historical results, current projections and internal earnings targets, as well as business trends, prospects and market and economic conditions. The projected future cash flows were then discounted at a rate of 20% corresponding to iVillage's estimated cost of capital. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary from management's estimates. Yearly amortization of impaired goodwill was approximately $26.6 million.

Interest Income, Net

   Interest income, net includes interest income from iVillage's cash balances. Interest income, net for the year ended December 31, 2000 was $5.3 million, or 7% of total revenues. For 1999, interest income, net was $4.1 million, or 11% of total revenues. The increase between 1999 and 2000 was due to higher interest rates in 2000 despite slightly lower average net cash and cash equivalents balances in 2000 resulting primarily from the cash received from iVillage's initial public offering of common stock in March 1999, and secondary offering of common stock in October 1999.

Net Loss

   iVillage recorded a net loss of $191.4 million, or $6.45 per share, for the year ended December 31, 2000. For 1999, iVillage recorded a net loss of $116.6 million, or $5.58 per share. The net loss for the year ended December 31, 2000 includes one-time expenses totaling approximately $118.7 million. These one-time expenses consisted of a charge for the impairment of goodwill of approximately $98.1 million in the third quarter of 2000, the write-down of marketable and non-marketable investments of approximately $8.4 million ($0.3 million in the fourth quarter of 2000 and $8.1 million in the second quarter of 2000), whose decline was considered other than temporary, the write-down of a note receivable of approximately $5.1 million in the third quarter of 2000, and an estimated loss on the sale of iBaby, Inc. assets of $7.1 million. The net loss for the year ended December 31, 1999 includes a deemed dividend of $23.6 million incurred as a result of the difference between the purchase price of the series E convertible preferred stock sold to NBC during the first quarter of 1999, and the fair market value on the date of issuance.

Comparison of Years Ended December 31, 1999 and December 31, 1998

Revenues

   Revenues were $36.6 million for the year ended December 31, 1999, which represented an increase of 194%, when compared with 1998. The increase in revenues was primarily due to iVillage's ability to generate significantly higher sponsorship and advertising revenues during 1999 and from the acquisition of Lamaze Publishing in the third quarter of 1999, and Astrology.com in the first quarter of 1999. Sponsorship, advertising and other revenues were $35.0 million for the year ended December 31, 1999, compared to $12.5 million for 1998. The increase in sponsorship, advertising and other revenues was primarily due to an increase in the number of impressions sold and an increase in the number of sponsors advertising on iVillage's Web sites during 1999. Sponsorship, advertising and other revenues accounted for approximately 95% and 100% of total revenues for the years ended December 31, 1999 and 1998, respectively.

   Although no one advertiser accounted for greater than 10% of total revenues for the years ended December 31, 1999 and 1998, iVillage's five largest advertisers accounted for 20% of total revenues in each period.

   Included in sponsorship and advertising revenues are barter transactions, which accounted for approximately 10% of sponsorship and advertising revenues for the year ended December 31, 1999, compared to 24% for 1998.

Operating Expenses

   Editorial, Product Development and Technology. Editorial, product development and technology expenses consist primarily of payroll and related expenses for the editorial, technology, Web site design and production staffs, the cost of communications, related expenditures necessary to support iVillage's Web sites, software development, technology and support operations, and an allocation of facility expenses, which is based on the number of personnel. Editorial, product development and technology expenses for the year ended December 31, 1999 were approximately $20.7 million, or 56% of total revenues. Editorial, product development and technology expenses were $11.7 million, or 94% of total revenues, for 1998. The increase was primarily attributable to additional personnel costs related to creating and testing new concepts and tools to be used throughout iVillage's network of Web sites of $2.0 million and incremental costs from iVillage's 1999 acquisitions of $2.7 million.

   Sales and Marketing. Sales and marketing expenses consist primarily of costs related to distribution agreements, payroll and related expenses for sales and marketing personnel, commissions, advertising and other marketing-related expenses, and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the year ended December 31, 1999 were approximately $63.5 million, or 174% of total revenues. Sales and marketing expenses were $28.2 million, or 226% of total revenues, for 1998. The dollar increase in sales and marketing expenses was primarily attributable to iVillage's national advertising campaign on the Internet and television in accordance with iVillage's agreement with NBC. Sales and marketing expenses as a percentage of revenues decreased between 1998 and 1999 as a result of the growth in revenues.

   Included in sales and marketing are barter transactions which amounted to approximately 5% of sales and marketing costs during the year ended December 31, 1999, compared to 10% of sales and marketing costs during 1998.

   General and Administrative. General and administrative expenses consist primarily of payroll and related expenses and related costs for general corporate overhead, including executive management, finance, allocated facilities, and legal and other professional fees. General and administrative expenses for the year ended December 31, 1999 were $13.2 million, or 36% of total revenues. For 1998, general and administrative expenses were $9.5 million, or 77% of total revenues. The increase in general and administrative expenses between 1998 and 1999 was primarily due to an increase in salaries and benefits of $1.5 million and facilities expenses of $1.5 million resulting from an increase in the number of personnel hired to support the growth of iVillage's business. General and administrative expenses decreased as a percentage of total revenues as a result of the growth in revenues in the year ended December 31, 1999 compared to 1998.

   Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 1999 were $25.7 million, or 70% of total revenues. For 1998, depreciation and amortization expenses were $5.5 million, or 44% of total revenues. The dollar increase between 1998 and 1999 was primarily attributable to increased amortization expense resulting from iVillage's acquisitions of Astrology.Net, OnLine Psychological Services, Inc., Lamaze Publishing and Family Point Inc.

Interest Income, Net

   Interest income, net includes interest income from iVillage's cash balances and interest expenses related to iVillage's financing obligations. Interest income, net for the year ended December 31, 1999 was $4.1 million, or 11% of total revenues. For 1998, interest income, net was $0.6 million, or 5% of total revenues. The increase between 1998 and 1999 was primarily due to higher average net cash and cash equivalents balances resulting primarily from the cash received from iVillage's initial public offering of common stock in March 1999, and secondary offering of common stock in October 1999.

Net Loss

   iVillage recorded a net loss of $116.6 million, or $5.58 per share, for the year ended December 31, 1999. The net loss per share for the year ended December 31, 1999 includes a deemed dividend of $23.6 million incurred as a result of the difference between the purchase price of the series E convertible preferred stock sold to NBC during the first quarter of 1999, and the fair market value on the date of issuance. For 1998, iVillage recorded a net loss of $43.7 million.

Income Taxes

   As of December 31, 2000, iVillage had approximately $196.0 million of net operating loss carryforwards for federal tax reporting purposes available to offset future taxable income. iVillage's federal net operating loss carryforwards expire beginning in 2010. Certain future changes in the share ownership of iVillage, as defined in the Tax Reform Act of 1986, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of iVillage's earnings history.

Recent Events

   Cooperative Beauty Ventures, LLC. On February 15, 2000, iVillage and Unilever announced the formation of an independently managed company to provide women within a highly focused community, an array of interactive, customized online services, beauty and personal care products and personalized product recommendations. Unilever and iVillage plan to provide cash, intellectual property, marketing and other resources. Unilever will provide capital as well as sponsorship and promotional initiatives. iVillage will provide its Beauty channel, capital, intellectual property, services and promotion. iVillage's funding obligations shall not exceed in the aggregate $1.5 million in calendar year 2000 and $2.0 million in calendar year 2001, however any unused funding for calendar year 2000 or 2001 may be carried over and used in calendar year 2001 or 2002, respectively. As of December 31, 2000, iVillage had not contributed any capital to the joint venture. During the year ended 2000, iVillage recognized losses from the joint venture of approximately $0.4 million.

   Additionally, in February 2000 iVillage entered into a multi-year advertising agreement with Unilever for $12.0 million.

   In March 2001, iVillage purchased 30.1% of Cooperative Beauty Ventures, LLC (the "venture") from Unilever for $1.5 million increasing its ownership to 80.1%. The agreement provides that iVillage will fund the ongoing business and operations of the venture, but not to exceed $7.0 million, and terminates Unilever's funding obligation. Under certain circumstances, Unilever can exercise a "put" option to require iVillage to purchase Unilever's remaining ownership interest for fair value in the venture and iVillage, under certain circumstances, can exercise a "call" option to require Unilever to sell its remaining interest in the venture to iVillage for fair value. Also, under certain circumstances, Unilever can exercise a "call" option to purchase a portion of iVillage's membership interest in the venture for fair value, up to a limit of 50% of the ownership of the venture. As a result of the purchase transaction described above, iVillage gained operational control of the venture and the venture will be consolidated within iVillage's financial statements.

   In addition, iVillage amended its February 2000 advertising agreement with Unilever. The amendment increased Unilever's advertising purchase commitment to $14.5 million.

   Women.com. On February 5, 2001, iVillage signed a definitive agreement to acquire all outstanding shares of Women.com Networks, Inc. The overall transaction has an approximate aggregate value of $29.5 million. Under terms of the merger agreement, iVillage will issue 0.322 shares (subject to adjustment) of iVillage common stock for each share of Women.com common stock on the closing date of the acquisition, plus an aggregate amount of cash currently anticipated to be approximately $250,000.

   The acquisition is subject to the approval of iVillage's stockholders and Women.com's stockholders and other customary closing conditions.

   In addition, Hearst Communications and Women.com's other public stockholders will have the opportunity to invest an aggregate of $20.0 million in iVillage in exchange for approximately 9.3 million shares, and warrants to purchase an additional 2.1 million shares, of iVillage common stock through a registered rights offering. The warrants are exercisable until December 31, 2004 at an exercise price of $0.01, but only if the average closing market price of iVillage common stock, on any 15 consecutive trading days, has been above
$3.75 per share. To the extent any of Women.com's other stockholders do not purchase their pro rata percentage of iVillage shares and warrants in this rights offering, Hearst Communications has agreed to purchase any shortfall.

   Hearst Communications has also committed to purchase from iVillage between $15.0 and $21.0 million of production and advertising services over a three-year period. Please see "Item 1. Business--Proposed Merger with Women.com" for more information regarding these transactions.

   A severance and retention plan of up to $5 million is currently being finalized for Women.com employees in connection with the merger.

   NBC. In February 2001, iVillage further amended its November 1998 agreement with NBC to provide for an extension of time during which iVillage must purchase its advertising or promotional spots on the NBC network. The revised terms require iVillage to purchase approximately $11.6 million of advertising or promotional spots between January 30, 2001 and December 31, 2002, with $3.0 million of advertising or promotional spots being telecast during the year 2001 and approximately $8.6 million during the year 2002.

   Related-Party Transaction. As of April 1, 2001, iVillage and Candice Carpenter, iVillage's former Chief Executive Officer, amended their previous agreement to provide that Ms. Carpenter would resign as a member of iVillage's board of directors but would remain an iVillage employee available for special projects at the request of iVillage's Chief Executive Officer and board of directors through December 31, 2002. Ms. Carpenter received a one-time lump sum cash payment of $1,327,900 (less an overdue interest payment of $27,900 on her promissory note to iVillage) in lieu of the salary, bonus and other payments set forth in the October agreement and will receive a monthly salary of $3,433.33 (less set-offs for future interest payments on her promissory note) through December 31, 2002. The amendment also provided that Ms. Carpenter would surrender 333,334 iVillage stock options with an exercise price of $24.00 and 75,000 iVillage stock options with an exercise price of $17.17 to iVillage. Please see "Item 11. Executive Compensation--Employment Arrangements" for more information regarding these agreements.

Liquidity and Capital Resources

   Until iVillage's initial public offering in March 1999, which raised net proceeds of $91.4 million, iVillage financed its operations primarily through the private placement of its convertible preferred stock. On November 3, 1999, iVillage consummated a secondary offering of 2.7 million shares of common stock and received net proceeds of $70.8 million. As of December 31, 2000, iVillage had approximately $58.2 million in cash, cash equivalents and restricted cash.

   iVillage has sustained net losses and negative cash flows from operations since its inception. iVillage's ability to meet its obligations in the ordinary course of business is dependent upon its ability to achieve profitable operations and/or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that iVillage will achieve profitable operations or that it will be able to raise adequate financing from other sources. Management believes without giving consideration to the effects of the proposed merger with Women.com that its current funds will be sufficient to enable iVillage to meet its planned expenditures through at least December 31, 2001. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources, if these resources were not available on terms acceptable to iVillage.

   If the proposed merger with Women.com is consummated management believes that its current funds, along with the investment of $20 million in connection with the rights offering and management's intent and ability to significantly reduce expenditures of the combined company, will be sufficient to enable iVillage to meet its planned expenditures through at least December 31, 2001.

   Net cash used in operating activities from continuing operations decreased to $39.4 million for the year ended December 31, 2000, from $48.6 million for the year ended December 31, 1999. The overall decrease in net cash used in operating activities from continuing operations during the year resulted primarily from a decrease in losses from continuing operations, excluding non-cash charges, a decrease in deferred revenue, offset by an increase in restricted cash and other assets and depreciation and amortization expenses. Non-cash charges include the write-down of a note receivable and investments, and an impairment of goodwill. The decreased loss from continuing operations, excluding non-cash charges, was primarily due to the increase in revenue coupled with iVillage's expense reduction initiatives. Net cash used in operating activities amounted to $31.0 million for the year ended December 31, 1998. The increase in net cash used from 1998 to 1999 resulted primarily from increasing net losses and other assets and decreasing accounts payable and accrued expenses, offset by an increase in deferred revenue and depreciation and amortization expense.

   Cash used in investing activities from continuing operations was $17.7 million for the year ended December 31, 2000. This compares to cash used in investing activities from continuing operations of $32.9 million and $5.4 million for the years ended December 31, 1999 and 1998, respectively. The overall decrease in cash used in investing activities from continuing operations for the year ended December 31, 1999 to 2000 resulted primarily from the acquisition of iBaby and Astrology.Net in the first quarter of 1999, the acquisitions of OnLine Psychological Services, Inc. and Code Stone Technologies, Inc. during the second quarter of 1999, and Lamaze Publishing and Family Point Inc. in the third quarter of 1999, offset by higher fixed asset purchases in 2000 for the build-out of iVillage's New York City office. Through December 31, 2000, approximately $9.9 million has been disbursed for the build-out of iVillage's office space. Net cash used in investing activities increased from 1998 to 1999, primarily from the acquisitions of iBaby, Inc. and Astrology.Net in the first quarter of 1999, the acquisitions of OnLine Psychological Services, Inc. and Code Stone Technologies, Inc. during the second quarter of 1999, and the acquisition of Lamaze Publishing and Family Point Inc. in August 1999.

   Net cash provided by financing activities from continuing operations amounted to $5.5 million for the year ended December 31, 2000, compared to $166.9 million for the year ended December 31, 1999. The overall decrease in net cash provided by financing activities from continuing operations was primarily due to the receipt of $91.4 million of net proceeds from iVillage's initial public offering in March 1999 and $70.8 million of net proceeds from its secondary public offering consummated in November 1999. Net cash provided by financing activities from continuing operations was $63.1 million for 1998. The increase from 1998 to 1999 was primarily due to the receipt of $91.4 million in net proceeds from iVillage's initial public offering in March 1999 and $70.8 million of net proceeds from its secondary public offering consummated in November 1999, offset by $63.6 million of net proceeds from the sale of shares of its series D and E convertible preferred stock, and common stock in 1998.

   On September 3, 1999, iVillage paid approximately $7.5 million to PlanetRx.com for 371,103 shares of series D preferred stock of PlanetRx.com, which was converted into the same number of shares of PlanetRx.com, common stock upon the closing of PlanetRx.com's initial public offering in October 1999. At June 30, 2000, the investment in PlanetRx.com was written down approximately $7.1 million, and at December 31, 2000 the investment was further written down approximately $0.3 million, to its estimated fair market value due to a decline in value deemed to be other than temporary.

   In addition, in September 1999 iVillage entered into a content license agreement with PlanetRx.com for $7.5 million and a multi-year sponsorship agreement for $15.0 million. In June 2000, iVillage's sponsorship agreement with PlanetRx.com was amended to reduce the aggregate value of the agreement to approximately $9.3 million, as well as reduce iVillage's obligations thereunder. In September 2000, iVillage's sponsorship agreement with PlanetRx.com was further amended to reduce the aggregate value of the agreement to approximately $4.0 million, further reduce iVillage's obligations thereunder, and terminate the agreement as of December 31, 2000.

   As of September 28, 1999, iVillage entered into a financial advisory agreement with Allen & Company Incorporated pursuant to which Allen & Company will act as iVillage's financial advisor with respect to various matters from time to time. iVillage paid Allen & Company $0.3 million upon execution of the agreement. In February 2000, iVillage executed an amendment to the agreement that extended its term to September 28, 2000 and set forth additional fees payable to Allen & Company for up to 12 months after expiration of the agreement upon the occurrence of certain events. Upon consummation of the merger with Women.com, iVillage will be obligated to pay Allen & Company a fee of up to $2.0 million in connection with their services.

   In March 2000, iVillage entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which iVillage has recently consolidated its New York City operations. The financial commitment for rent at this office space is approximately $4.7 million for the next 12 months. Pursuant to the terms of the lease, iVillage received approximately $3.8 million in January 2001 and anticipates receiving another approximately $1.5 million for reimbursement of certain construction expenses. iVillage also expects to spend an additional approximately $2.1 million to complete the construction project.

   In June 2000, iVillage decided to discontinue the operations of iBaby, Inc. iVillage recorded a loss on disposal of approximately $7.1 million, which includes a loss on sale of assets of approximately $3.6 million and an estimated loss from operations during the phase-out period of approximately $3.4 million. Results of these operations have been classified as discontinued operations and all prior period results have been reclassified.

   In July 2000, iVillage sold certain assets of iBaby, Inc. to Babygear.com, Inc. Under the Asset Purchase Agreement dated July 6, 2000, iVillage received a convertible promissory note of approximately $9.7 million. Pursuant to the terms of the Asset Purchase Agreement, in October 2000 the note was converted into 890,198 shares of Babygear.com Series C Convertible Preferred Stock. Subsequent to the conversion of the note, Babygear.com filed for bankruptcy.

   In calculating the loss on sale of assets, iVillage valued the note at $5.1 million as of June 30, 2000, due to uncertainties surrounding the recoverability of the convertible note. At September, 30, 2000, the convertible note was fully reserved due to uncertainties surrounding Babygear.com's ability to sustain their operations, and is included in the caption write-down of note receivable and investments in the consolidated statements of operations.

   In December 2000, iVillage entered into an exclusive licensing and technology agreement with Hindustan Lever Limited to create a Web site targeting women in India. As part of the licensing agreement, Hindustan Lever Limited will pay an initial set-up fee for certain services and domain knowledge and iVillage will receive an annual royalty on any revenue generated. The license agreement is subject to necessary regulatory approvals in India.

   iVillage's capital requirements depend on numerous factors, including:

   o market acceptance of its services;

   o the amount of resources iVillage devotes to investments in the iVillage.com network, including entering into joint ventures with and/or the acquisition of other entities;

   o the resources iVillage devotes to marketing; and

   o the resources iVillage devotes to selling its services and brand promotions.

   iVillage has experienced a substantial increase in its expenditures since its inception. The increase in expenditures is consistent with the growth in iVillage's operations and staffing. iVillage anticipates that it will continue to evaluate possible investments in businesses and products and technologies, either of which could reduce iVillage's liquidity.

Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. The effective date of this standard was deferred to all fiscal quarters of fiscal years beginning after June 15, 2000 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which was issued on June 30, 1999. iVillage does not expect the adoption of this statement to have a significant impact on iVillage's results of operations, financial position or cash flows.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This accounting bulletin summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. This accounting bulletin is not a rule or interpretation of the SEC; however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. iVillage does not believe that the interpretations outlined in this accounting bulletin will have an impact on its revenue recognition policies.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25." This interpretation became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of this interpretation did not have a material effect on iVillage's financial position or results of operations.

Risk Factors That May Affect Results of Operations and Financial Condition

              Risks Relating to the Proposed Merger with Women.com

iVillage may abandon the proposed merger with Women.com if Women.com does not have specified amounts of cash and working capital on March 31, 2001. Failure to complete the merger could negatively impact the business of iVillage and the market price of iVillage common stock.

   iVillage may terminate the merger and the rights offering if:

   o Women.com has less than $20.0 million of cash or less than $12.0 million of working capital on March 31, 2001 and the shortfall in cash or working capital is more than $4.0 million on March 31, 2001;

   o as of the day prior to the closing of the merger, Women.com's cash is less than the amount on hand as of March 31, 2001 $166,666 per day for every day elapse since March 31, 2001; or

   o Women.com's working capital immediately prior to the closing of the merger is materially less than the difference between the amount of working capital as of March 31, 2001 minus the reduction in Women.com's cash on hand since March 31, 2001.

   As of December 31, 2000, Women.com had $30.1 million of cash and $29.4 million of working capital. There can be no assurance that Women.com had at least $20.0 million of cash and at least $12.0 million of working capital on March 31, 2001.

   If the merger is not completed for any reason, iVillage will be subject to a number of risks that may affect its business and stock price, including:

   o iVillage could be required to pay Women.com a $1.0 million termination fee;

   o the market price of shares of iVillage common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed;

   o costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees must be paid even if the merger is not completed;

   o the benefits that iVillage expects to realize from the merger would not be realized; and

   o the diversion of management attention from the day-to-day business of iVillage and the unavoidable disruption to its employees and its relationships with customers and joint venturers during the period before consummation of the merger, may make it difficult for the companies to regain their market positions if the merger does not occur.

In attempting to integrate the business and technology of Women.com, iVillage will incur significant costs which may harm its business.

   iVillage expects to incur costs and commit significant management time integrating Women.com's operations, technology, Web sites, products, customers and personnel. These costs may be substantial and may include costs for:

   o integration of operations, including combining teams and processes in various functional areas;

   o reorganization or closure of operations and/or facilities, including the cost of office space that iVillage is unable to sublease;

   o integration of technology, Web sites and products;

   o fees and expenses of professionals and consultants involved in completing the integration process; and

   o potential existing liabilities of Women.com.

   Successful integration of Women.com's operations, technology, Web sites, products, customers and personnel will place a significant burden on the management and internal resources of the combined company. The diversion of the attention of management and any difficulties encountered in the transition and integration process could have a material adverse effect on the future business, financial condition and operating results of the combined company.

If iVillage does not successfully integrate the business and operations of Women.com, iVillage's financial results and its ability to achieve profitability will be adversely affected.

   Upon the closing of the merger, iVillage will commence the integration of Women.com's operations, technology, Web sites, products, customers and personnel. iVillage will strive to maintain the companies' relationships with key customers and joint venturers. Integration efforts may be difficult and unpredictable because of possible cultural conflicts and different opinions on strategic plans, personnel and other decisions. Integration may be made more difficult because iVillage's operations are centered in New York while Women.com's operations are centered in California. iVillage does not know whether it will be successful in these integration efforts and it cannot assure you that it will be able to integrate the business and operations of Women.com in a timely and efficient manner. If iVillage cannot successfully integrate Women.com's operations, technology, Web sites, products, customers and personnel and maintain its and Women.com's relationships with key customers and joint venturers, the business, financial condition and results of operations of the combined company may be seriously harmed.

The market price of iVillage common stock may decline after completion of the merger.

   The market price of iVillage common stock may decline after completion of the merger if:

   o the integration of the business and operations of Women.com is unsuccessful or takes longer than anticipated;

   o the effect of the merger on the combined company's financial results is not consistent with the expectations of securities analysts or investors;

   o iVillage does not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by securities analysts or investors; or

   o significant stockholders of iVillage following the merger decide to dispose of their shares because the results of the merger are not consistent with their expectations.

Following the merger, Hearst Communications is expected to own approximately 30.0% of the outstanding shares of iVillage common stock and will have three representatives on the iVillage board of directors, and therefore Hearst Communications will be able to significantly influence iVillage's corporate direction and policies.

   Following the merger, Hearst Communications is expected to own approximately 30.0% of the outstanding shares of iVillage common stock. This assumption assumes that:

   o no Women.com stockholders participate in the rights offering;

   o Hearst Communications is not required to, and does not elect to, purchase additional iVillage common stock pursuant to the merger agreement; and

   o there are 54,245,076 shares of iVillage common stock outstanding after the merger.

   In addition:

   o if the actual cash and working capital of Women.com as of March 31, 2001 is less than $20.0 million of cash and $12.0 million of working capital, then Hearst Communications would have the option to purchase additional shares of iVillage common stock in an amount equal to the amount of the shortfall up to $2.0 million divided by $1.875; or

   o if the shortfall is more than $2.0 million as of March 31, 2001, but less than $4.0 million, then Hearst Communications must purchase additional shares of iVillage common stock pursuant to the merger agreement for the amount of the shortfall which exceeds $2.0 million, and Hearst Communications will have the option to purchase shares with respect to the additional $2.0 million shortfall amount.

   In addition, if Women.com stockholders holding in excess of two percent of the shares of Women.com outstanding on April 16, 2001 exercise dissenters' rights under Delaware law, then Hearst Communications would be required, if requested by iVillage, to purchase additional shares of iVillage common stock.

   Any shares of iVillage common stock purchased by Hearst Communications as a result of a cash or working capital shortfall would be purchased at a per share price of $1.875. If Hearst Communications is required to purchase additional shares of iVillage common stock because Women.com stockholders holding in excess of two percent of the shares of Women.com outstanding on April 16, 2001 exercise dissenters' rights under Delaware law, those shares would also be purchased at a per share price of $1.875. The number of shares so purchased would be calculated by multiplying the number of Women.com shares associated with the exercise of appraisal rights in excess of the two percent threshold by the 0.322 exchange ratio (subject to adjustment), rounded down to the nearest whole share.

   In addition, Hearst Communications will hold a warrant entitling it to purchase up to 2,100,000 shares of iVillage common stock, less the number of shares of iVillage common stock represented by warrants subscribed for by the other stockholders of Women.com in the rights offering.

   Hearst Communications has agreed not to participate in the rights offering. Accordingly, any shares of iVillage common stock that Hearst Communications acquires from iVillage will be shares which are acquired either pursuant to the merger agreement or the amended and restated securities purchase agreement.

   Pursuant to a stockholder agreement to be entered into between iVillage and Hearst Communications, iVillage must appoint three representatives of Hearst Communications to iVillage's board of directors, with one Hearst Communications designee appointed to each class of director. The stockholder agreement provides that the number of Hearst Communications' representatives is subject to reduction if Hearst Communications' ownership of iVillage common stock falls below certain threshold levels. There will also be a Hearst Communications representative on each of the iVillage nominating and compensation committees.

   Hearst Communications' board representation and stock ownership will allow Hearst Communications to significantly influence iVillage's corporate direction and policies, including any mergers, acquisitions, consolidations, strategic relationships or sales of assets. This board representation and stock ownership may also discourage or prevent transactions involving an actual or potential change of control, including transactions in which iVillage stockholders would otherwise receive a premium for their shares. In addition, the interests of Hearst Communications, which owns or has significant investments in other businesses, including cable television networks, newspapers, magazines and electronic media, may from time to time be competitive with, or otherwise diverge from, iVillage's interests, particularly with respect to new business opportunities and future acquisitions.

   Although Hearst Communications is required to vote all shares that it holds in excess of 25% (subject to adjustment) of iVillage's voting securities in accordance with the recommendation of the iVillage board of directors, Hearst Communications may effectively control stockholder actions, including approving changes to iVillage's certificate of incorporation or bylaws and adopting or changing equity incentive plans. Hearst Communications' effective control over stockholder actions may also determine the outcome of any merger, consolidation, sale of all or substantially all of iVillage's assets or other form of change of control that iVillage might consider.

Exercise of the warrants will cause dilution to the iVillage stockholders and could negatively impact the price of iVillage common stock.

   Exercise of warrants, whether by Hearst Communications or by Women.com stockholders acquiring them in the rights offering, would cause dilution to the voting power and interests of the then current iVillage stockholders and to the net income or loss per share of iVillage common stock. In addition, the sale of a significant number of the shares of iVillage common stock acquired on exercise of the warrants in the open market could cause a decline in the market value of iVillage common stock. Stockholders of iVillage will experience additional ownership dilution if Hearst Communications is required, or elects, to purchase additional shares of iVillage common stock in the event of a Women.com cash or working capital shortfall as of March 31,

2001, or in the event that Women.com stockholders holding in excess of two percent of the shares of Women.com outstanding as of the record date exercise dissenters' rights under Delaware law.

                Risks Relating to Current and Future Operations

iVillage has a limited operating history and may face difficulties encountered in the new and rapidly evolving markets in which it operates.

   iVillage has a limited operating history and face many of the risks and difficulties frequently encountered in new and rapidly evolving markets, including the Internet advertising market. The risks and difficulties that will be faced by iVillage include its ability to:

   o attract a larger audience to iVillage.com;

   o increase awareness of the iVillage brand;

   o strengthen user loyalty;

   o offer compelling content;

   o maintain current, and develop new, strategic relationships;

   o attract a large number of advertisers from a variety of industries;

   o respond effectively to competitive pressures;

   o continue to develop and upgrade iVillage's technology; and

   o attract, retain and motivate qualified personnel.

iVillage has not achieved profitability and has recent and anticipated continuing losses.

   iVillage has not achieved profitability and expects to continue to incur operating losses for the foreseeable future. iVillage incurred net losses attributable to common stockholders of $191.4 million for the year ended December 31, 2000, $116.6 million for the year ended December 31, 1999 and $43.7 million for the year ended December 31, 1998. As of December 31, 2000, iVillage's accumulated deficit was $384.3 million. iVillage expects to continue to incur significant operating and capital expenditures and, as a result, it will need to generate significant revenues to achieve and maintain profitability.

   Although iVillage's revenues have generally grown in recent quarters, there can be no assurance that it will achieve sufficient revenues for profitability. Even if iVillage does achieve profitability, there can be no assurance that it will be able to sustain or increase profitability on a quarterly or annual basis. If revenues grow slower than iVillage anticipates, or if operating expenses exceed iVillage's expectations or cannot be adjusted accordingly, its business, results of operations and financial condition will be materially and adversely affected. Because iVillage's strategy includes acquisitions of and joint ventures with other businesses, acquisition and joint venture expenses and any cash used to make these acquisitions and joint ventures will reduce its available cash.

iVillage's quarterly revenues and operating results are not indicative of future performance, are difficult to forecast and have been and are likely to continue to fluctuate.

   As a result of iVillage's limited operating history, iVillage does not have historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations. iVillage does not believe that period-to-period comparisons of its operating results are necessarily meaningful nor should they be relied upon as reliable indicators of future performance. In addition, the operating results of iVillage are likely to fluctuate significantly from quarter to quarter as a result of several factors, many of which are outside iVillage's control, and any of which could materially harm the business of iVillage. These factors include:

   o fluctuations in the demand for Internet advertising or electronic commerce;

   o bankruptcies or other payment default of Internet companies which are a source of advertising revenues;

   o changes in the level of traffic on its network; and

   o fluctuations in marketing expenses and technology infrastructure costs.

   iVillage's revenues for the foreseeable future will remain dependent on user traffic levels and advertising activity on its Web sites. Future revenues are difficult to forecast. iVillage plans to expand and develop content, and to upgrade and enhance its technology and infrastructure development in order to support its growth. iVillage may be unable to adjust spending quickly enough to offset any unexpected reduction in revenues in a particular quarter, which may materially and adversely affect its business, results of operations and financial condition.

   In one or more future quarters, iVillage's results of operations may fall below the expectations of securities analysts and investors. If iVillage's results of operations fall below expectations, the trading price of its common stock would likely be materially adversely affected. In addition, if the revenues of iVillage in a particular quarter are lower than anticipated, iVillage may be unable to reduce spending in that quarter. If iVillage has a shortfall in revenues in relation to its expenses, then iVillage's business, results of operations and financial condition would be materially and adversely affected.

iVillage may need to raise additional capital and its prospects for obtaining additional financing are uncertain.

   iVillage currently anticipates that its existing cash and cash equivalents will be sufficient to meet its anticipated capital expenditures and working capital requirements for at least the next twelve months. The amount of cash and cash equivalents that will be available to iVillage upon completion of the merger cannot be accurately predicted and depends on many factors, including the amount of revenues received and expenses incurred by each company during the period prior to the merger and the date on which the merger is completed. Accordingly, the combined company may need to raise additional funds in the near future to fund its operations. There can be no assurance that additional financing will be available to the combined company on acceptable terms, or at all. In particular, unless the market price of iVillage's common stock increases dramatically, it is unlikely that the company will be able to raise funds through a public offering of its common stock. If adequate funds are not available or are not available on acceptable terms, the combined company would have to scale back its business and its business and financial condition would be harmed, or it may be forced to cease its operations entirely.

iVillage common stock may be delisted and, if it is delisted, trading in iVillage common stock would decrease substantially and the market price of iVillage common stock may decline further.

   As of the close of the market on March 30, 2001, the minimum bid price of iVillage common stock had been below $1.00 for 15 consecutive trading days. If the minimum bid price of iVillage common stock is below $1.00 for 30 consecutive trading days, Nasdaq will send a notice to iVillage informing the company that unless it is able to regain compliance with the required minimum bid price of $1.00 within 90 calendar days of the date of the notice, iVillage common stock will be delisted from trading by Nasdaq. In that event, trading of iVillage shares would decrease substantially or possibly cease altogether, and the market price of iVillage common stock may decline further, potentially to zero.

iVillage's business will be harmed if Internet usage does not continue to grow.

   iVillage's market is new and rapidly evolving. iVillage's business would be adversely affected if Internet usage does not continue to grow, particularly usage by women. A number of factors may inhibit Internet usage, including:

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

   If Internet usage continues to grow significantly, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, Web sites have experienced interruptions in their services as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages and delays frequently occur in the future, Internet usage, including the usage of iVillage Web sites, could grow more slowly or decline.

The market for Internet advertising is still developing. If the Internet fails to gain further acceptance as a medium for advertising, iVillage would have slower revenue growth than expected and would incur greater than expected losses.

   iVillage expects to continue to derive a substantial portion of its revenues from sponsorships and advertising for the foreseeable future, as demand and market acceptance for Internet advertising continues to develop. Accordingly, iVillage's business depends on market acceptance of the Internet as a medium for advertising.

   Although there are currently several standards for the measurement of the effectiveness of Internet advertising, the industry has had difficulty convincing potential advertisers that Internet advertising is a significant advertising medium. Advertisers and advertising agencies that have historically relied on traditional forms of advertising may be reluctant or slow to adopt online advertising. In addition, advertisers and advertising agencies that use the Internet as an advertising medium may find online advertising to be less effective for promoting their products and services than traditional advertising media, including television, radio and print. Advertisers and advertising agencies that have invested substantial resources in traditional methods of advertising may also be reluctant to reallocate their resources to online advertising. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising. The market for online advertising also depends on the overall growth and acceptance of electronic commerce. If the markets for online advertising and electronic commerce fail to develop or develop more slowly than iVillage expects, or if iVillage is unable to adapt to new forms of Internet advertising, iVillage would have slower than expected revenue growth and would incur greater than expected losses, and iVillage's business and financial condition would be harmed.

   Furthermore, different pricing models are used to sell advertising on the Internet and it is difficult to predict which, if any, of the models will emerge as the industry standard. This makes it difficult to project iVillage's future advertising rates and revenues.

iVillage has a small number of advertisers and the loss of a number of these advertisers could adversely affect its financial condition and results of operations.

   iVillage depends on a small number of advertisers for a significant portion of its revenues. In 2000, 1999, and 1998, respectively, revenues from iVillage's five largest advertisers accounted for approximately 23%, 20%, and 20% of total revenues; however, no one advertiser accounted for greater than 10% of total revenues. At December 31, 2000, Ford Motor Media accounted for approximately 11% of the net accounts receivable. At December 31, 1999, no advertiser accounted for greater than 10% of the net accounts receivable. iVillage anticipates that after the completion of the merger its results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of advertisers. In addition, iVillage's largest advertisers have in the past varied over time, and iVillage anticipates that they will continue to do so in the future.

   Consequently, the loss of even a small number of its largest advertisers at any one time may adversely affect iVillage's business, financial condition and results of operations, unless iVillage is able to enter into a sufficient number of new comparable contracts.

iVillage may be unable to respond to the rapid technological change in its industry.

   iVillage's market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The recent growth of the Internet and intense competition in iVillage's industry exacerbate these market characteristics. To achieve its goals, iVillage needs to effectively integrate the various software programs and tools required to enhance and improve its product offerings and manage its business. iVillage's future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its services. iVillage may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, iVillage's new enhancements must meet the requirements of its current and prospective users and must achieve significant market acceptance. iVillage also could incur substantial costs if it needs to modify its services or infrastructures to adapt to these changes.

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

   In addition, it has been reported that the Labor Department is investigating the use of volunteers on Web sites. iVillage uses volunteers as Web site community leaders and there can be no assurance that new government regulations will not require iVillage to stop using volunteers or, alternatively, treat them as employees.

   Due to the global nature of the Internet, it is possible that, although iVillage's transmissions over the Internet originate primarily in New York, the governments of other states and foreign countries might attempt to regulate iVillage's business activities. In addition, because iVillage's service is available over the Internet in multiple states and foreign countries, these jurisdictions may require iVillage to qualify to do business as a foreign corporation in each of these states or foreign countries, which could subject iVillage to taxes and other regulations.

Seasonal and cyclical patterns may adversely affect iVillage's business.

   iVillage believes that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If iVillage's market makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop also in its market, which, if similar to those in traditional media, may result in lower advertising revenues in the first and third calendar quarters of each year. In addition, traffic levels on iVillage's Web sites typically fluctuate during the summer and year-end vacation and holiday periods.

   These seasonal and cyclical patterns may adversely affect iVillage's business, financial condition and results of operations.

iVillage's uncertain sales cycles could adversely affect its business.

   The time between the date of initial contact with a potential advertiser or sponsor and the execution of a contract with the advertiser or sponsor is often lengthy, typically six weeks for smaller agreements and longer for larger agreements, and is subject to delays over which iVillage has little or no control, including:

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

iVillage relies on third parties to adequately measure the demographics of its user base and delivery of advertisements on its Web sites. iVillage's business would be harmed if these third parties fail to provide this service to iVillage.

   It is important to iVillage advertisers that iVillage accurately measures the demographics of its user base and the delivery of advertisements on its Web site. iVillage depends on third parties to provide many of these measurement services. If these third parties are unable or unwilling to provide these services to iVillage in the future, iVillage would need to perform them itself or obtain them from another provider. This could cause iVillage to incur additional costs or cause interruptions in its business until it replaces these services. Companies may choose to not advertise on iVillage Web sites or may pay less for advertising if they perceive iVillage's demographic measurements are not reliable. Either of these events would adversely affect iVillage's business.

iVillage relies on third parties to drive traffic to its sites and generate page views, and the business and financial condition of iVillage would be harmed if these third parties were to no longer provide this service.

   America Online has accounted for a significant portion of iVillage's online traffic based on the delivery to iVillage of a guaranteed number of impressions. Although it is difficult to accurately measure, iVillage believes that America Online accounts for in excess of 15% of iVillage's online traffic. iVillage's agreement with America Online does not prohibit America Online from carrying online sites or developing and providing content that compete with iVillage's sites, and America Online currently carries competing Web sites. Although iVillage's agreement with America Online expired on December 31, 2000, it is subject to extension by either party for one year and iVillage is currently negotiating a new agreement with America Online and, in the interim, iVillage and America Online have extended the agreement on a monthly basis. If America Online discontinues carrying iVillage channels, iVillage's business, results of operations and financial condition would be materially adversely affected.

iVillage may not be able to deliver various services if third parties fail to provide reliable software, systems and related services to it.

   iVillage is dependent on various third parties for software, systems and related services. For example, iVillage relies on Doubleclick Inc.'s software for the placement of advertisements, Trellix Corporation for personal space home pages and Critical Path Inc. for e-mail. Several of the third parties which provide software and services to iVillage have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, iVillage's ability to deliver various services to its users may be adversely affected by the failure of these third parties to provide reliable software, systems and related services to it.

America Online's investments in iVillage competitors may result in conflicts of interest for America Online that could be adverse to iVillage.

   America Online, which has accounted for a significant portion of iVillage's online traffic, has invested in Oxygen Media, an Internet and television company that is developing cable and interactive content for women and children. In addition, Oxygen Media has acquired from America Online the assets of electra.com, an online women's network, and Thrive Partners LLC, the operator of thriveonline.com, a health site. The relationship between America Online and Oxygen Media and the relationship between America Online and iVillage may result in a conflict of interest for America Online, which could have an adverse effect on iVillage's relationship with America Online, including in the current negotiations of a new agreement with America Online or through diversion of attractive business opportunities from America Online to another entity rather than iVillage. Other principal investors in iVillage, such as NBC, Rho Management Company, Inc. and, after the merger, Hearst Communications, may have similar conflicts of interests by virtue of their other investments.

Restrictions on iVillage's ability to enter into sponsorship, advertising or other business relationships with Hearst Communications competitors, and Hearst Communications' right to license its content to other parties, may both adversely affect iVillage's business.

   In connection with the merger, iVillage will assume a magazine content license and hosting agreement originally entered into between Women.com and Hearst Communications. Under that agreement, iVillage may not, without Hearst Communications' consent:

   o enter into any agreement to include in iVillage's network any Web sites for magazines that compete with Hearst Communications magazines;

   o display on the magazine Web sites any advertising or other promotional materials from magazines that compete with Hearst Communications magazines; or

   o display on an iVillage Web page the brands, logos, trademarks or proprietary content of both Hearst Communications and a Hearst Communications competitor.

These restrictions on iVillage's ability to enter into relationships with Hearst Communications competitors may prevent iVillage from expanding its network and enhancing its content and the visibility of its brand and may cause it to forego potential advertising revenues from Hearst Communications competitors.

   Under the magazine content license and hosting agreement, Hearst Communications will be permitted to license the content or trademarks of its magazines to any Internet site or portal that is not deemed to be an iVillage competitor as defined in the agreement (subject only to the limitation that Hearst Communications may not license content in substantially the same format as it appeared on the iVillage magazine Web sites, unless it appeared on the iVillage magazine Web sites verbatim to the form initially published by Hearst Communications), and to use Hearst Communications content in international editions of its magazines. As a result of these rights granted to Hearst Communications, the value to iVillage of the Hearst Communications content included in the iVillage network could be diluted.

If iVillage fails to manage its growth effectively, its business and financial condition could be harmed.

   If iVillage is unable to manage its growth effectively, its business could be adversely affected. iVillage has experienced and continues to experience significant growth, both internally and through acquisitions and joint ventures. This growth has placed, and the proposed merger with Women.com and iVillage's anticipated future growth in its operations will continue to place, a significant strain on iVillage's resources. As part of this growth, iVillage will have to implement new operational and financial systems, procedures and controls. iVillage's business would be harmed if it is unable to implement these new systems in a timely and effective manner.

iVillage may not be able to integrate the operations from future acquisitions and/or joint ventures.

   As part of iVillage's business strategy, it expects to enter into additional business combinations, acquisitions and joint ventures. The particular risks associated with the Women.com merger are described above. The risks accompanying other future acquisition and joint venture transactions include, among other things:

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

   o the potential disruption of iVillage's ongoing business;

   o the inability of iVillage to successfully incorporate acquired or shared technology or content and rights into its products and media properties;

   o expenses associated with the transactions;

   o additional expenses associated with amortization of acquired intangible assets;

   o the difficulty of maintaining uniform standards, controls, procedures and policies;

   o the impairment of relationships with employees and customers as a result of any integration of new management personnel or reduction of personnel; and

   o the potential unknown liabilities associated with acquired businesses and joint venture entities.

   iVillage's failure to adequately address these issues could have a material adverse effect on its business, results of operations and financial condition.

iVillage may not find sufficient acquisition candidates and/or joint venture partners to implement its business strategy.

   As part of its business strategy, iVillage expects to enter into additional business combinations, acquisitions and joint ventures after its acquisition of Women.com. iVillage competes for acquisition candidates and joint venture partners with other entities, some of which have greater financial resources than it has. Increased competition for acquisition candidates and joint venture partners may make fewer acquisition and/or joint venture opportunities available to iVillage and may cause iVillage to make acquisitions and enter into joint ventures on less attractive terms, such as higher purchase prices. Acquisition and joint venture costs may increase to levels that are beyond iVillage's financial capability or that would adversely affect its results of operations and financial condition. iVillage's ability to make acquisitions will depend, in part, on the relative attractiveness of shares of iVillage common stock as consideration for potential acquisition candidates. This attractiveness may depend largely on the relative market price, iVillage's ability to register common stock and capital appreciation prospects of iVillage common stock compared to that of other bidders or potential partners. Since the market price of iVillage common stock has declined materially over a prolonged period of time, its acquisition program could be materially adversely affected.

There is intense competition among Internet-based businesses and publishing companies focused on women and this competition could result in price reductions, reduced margins or loss of market share.

   The number of Web sites competing for the attention and spending of members, users and advertisers has increased and iVillage expects it to continue to increase. iVillage's Web sites compete for members, users and advertisers with the following types of companies:

   o online services or Web sites targeted at women, such as Oxygen.com and condenet.com;

   o cable networks targeting women, such as Oxygen Media, Inc. and Lifetime Television;

   o Web search and retrieval and other online service companies, commonly referred to as portals, such as America Online, Inc., Terra Networks, S.A. and Yahoo! Inc.;

   o e-commerce companies such as Amazon.com; and

   o publishers and distributors of traditional media, such as television, radio and print.

   Increased competition could result in price reductions, reduced margins or loss of market share, any of which could adversely affect iVillage's business, results of operations and financial condition.

   Lamaze Publishing's magazines directly compete with publishers of pre-and post-natal publications such as Gruner and Jahr, Primedia and AOL Time Warner. These publishers have substantially greater marketing, research and financial resources than Lamaze Publishing. Increased competition may result in less advertising in Lamaze Publishing's magazines and a decline in Lamaze Publishing's advertising rates, which could adversely affect its business, results of operations and financial condition.

iVillage's business would be harmed if its systems fail or experience a slowdown.

   Substantially all of iVillage's communications hardware and some of its other computer hardware operations are located at Exodus Communications, Inc.'s facilities in New Jersey and Verio, Inc.'s facilities in California. Fire, floods, earthquakes, power loss (including as a result of rolling blackouts), telecommunications failures, break-ins and similar events could damage these systems. System failures may adversely affect the combined company's user traffic, which could adversely affect its revenues and operating results and harm its reputation with users, advertisers and commerce partners. Computer viruses, electronic break-ins or other similar disruptive problems, such as those historically experienced by several leading Web sites, could also adversely affect iVillage's Web sites. California is in the midst of an energy crisis that could disrupt the operation of iVillage's Web sites and increase its expenses. iVillage's insurance policies may not adequately compensate it for any losses that may occur due to any failures or interruptions in its systems. iVillage does not presently have any secondary "off-site" systems or a formal disaster recovery plan.

   iVillage's Web sites must accommodate a high volume of traffic and deliver frequently updated information. iVillage's Web sites have in the past experienced slower response times or decreased traffic for a variety of reasons. These occurrences have not had a material impact on iVillage's business. These types of occurrences in the future could cause users to perceive iVillage's Web sites as not functioning properly and therefore cause them to use another Web site or other methods to obtain information.

   In addition, iVillage's users depend on Internet service providers, online service providers and other Web site operators for access to iVillage's Web sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to iVillage's systems.

iVillage may incur liability for information it publishes or products it has sold.

   iVillage has been and may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information it publishes on its Web sites. These types of claims have been brought, sometimes successfully, against providers of Internet services in the past. In addition, iVillage could be subjected to claims based upon content that is accessible from its Web sites through links to other Web sites or through content and materials that may be posted by members in chat rooms or bulletin boards.

   In addition, through iVillage.com, Lamaze Publishing and iVillage Integrated Properties, Inc., iVillage distributes publications and broadcasts over its Web sites and the Newborn Channel information and advice regarding healthcare, childbirth, infant care and financial and tax issues. iVillage may be exposed to liability claims in connection with this information.

   iVillage also offers e-mail services through a third party vendor, which may subject it to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service.

   Consumers may also sue iVillage if any of the products that it sold before its recent sale of assets related to its iBaby site, or before its divestiture of its iMaternity and PlusBoutique sites, are found to be defective, fail to perform properly or injure the user. iVillage may also face potential liability in connection with the sale of products and services by its e-commerce partners. To date, iVillage has had very limited experience in the sale of products and the development of relationships with manufacturers or suppliers.

   iVillage's insurance, which covers commercial general liability, may not adequately protect it against these claims. Liability claims could require iVillage to spend significant time and money in litigation and to pay significant damages. As a result, liability claims, whether or not successful, could seriously damage iVillage's reputation and business. iVillage may also be forced to implement expensive measures to alter the way its services are provided to avoid potential liability.

Possible infringement by third parties of iVillage intellectual property rights, or claims of intellectual property infringement asserted against iVillage, could harm iVillage's business.

   iVillage cannot be certain that the steps it has taken to protect its intellectual property rights will be adequate or that third parties will not infringe or misappropriate its proprietary rights. Enforcing iVillage's intellectual property rights could entail significant expense and could prove difficult or impossible. Any infringement or misappropriation by third parties could have a material adverse effect on iVillage's future financial results.

   Furthermore, iVillage has invested resources in acquiring domain names for existing and potential future use. iVillage cannot guarantee that it will be entitled to use these domain names under applicable trademark and similar laws or that other desired domain names will be available.

   Although iVillage currently believes that its technologies do not infringe upon the intellectual property rights of others, in the future third parties could assert claims of patent, trademark or copyright infringement or misappropriation of creative ideas or formats against iVillage with respect to its use of domain names, its content, Web page formats, Web business methods or any third-party content it carries. iVillage expects that participants in its markets increasingly will be subject to infringement claims as the number of services and competitors in its industry segment grows. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require iVillage to enter into costly royalty or licensing arrangements or prevent it from using important technologies, ideas or formats, any of which could materially harm iVillage's business, financial condition or results of operations.

iVillage may face potential liability for its privacy practices.

   Growing public concern about privacy and the collection, distribution and use of information about individuals may subject iVillage to increased regulatory scrutiny and/or litigation. If iVillage is accused of violating the stated terms of its privacy policy it may be forced to expend significant amounts of monetary and human resources to defend against any of these accusations. iVillage also may be required to make changes to its present and planned products or services. These consequences, together with any resulting liability for iVillage's privacy practices, could have a material adverse effect on iVillage's business, financial condition and results of operations.

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

Consumer protection privacy regulations could impair iVillage's ability to obtain information about its users, resulting in decreased advertising revenues.

   iVillage's network requests and obtains personal data from users who register to become members of the network. Registration as a member is required in order for users to have full access to the services offered by the network. Personal data gathered from members is used to tailor content to them and is provided, on an aggregate basis, to advertisers to assist them in targeting their advertising campaigns to particular demographic groups. The attractiveness of the iVillage network to current or prospective advertisers depends in part on iVillage's ability to provide user data to support this tailoring capability. However, privacy concerns may cause users to resist providing this personal data. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of iVillage's use of personal data. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Economic Community, have adopted legislation or regulations containing these notification requirements. If iVillage becomes unable to collect this personal data from a sufficient number of the users of its network, iVillage may lose significant advertising revenues.

   iVillage's network also uses cookies to track user behavior and preferences. A cookie is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, but is generally removable by the user. Information gathered from cookies are used by iVillage to tailor content to users of its network and may also be provided to advertisers on an aggregate basis. In addition, advertisers may themselves use cookies to track user behavior and preferences. Germany has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. If these laws are passed, it may become more difficult for iVillage to tailor content to its users, making its network less attractive to users. Similarly, the unavailability of cookies may restrict the use of tailored advertising, making iVillage's network less attractive to advertisers and causing iVillage to lose significant advertising revenues.

iVillage's operation of Lamaze Publishing and the Newborn Channel poses a number of risks that could materially adversely affect its business strategy.

   There are a number of risks in operating Lamaze Publishing and the Newborn Channel, which are primarily non-Internet businesses, including:

   o the competitiveness of the media and publishing industry;

   o iVillage's limited experience in operating a multi-media publishing company;

   o iVillage's ability to identify and predict trends in a timely manner that may impact consumer tastes in baby-related information in Lamaze Publishing's publications and iVillage's Newborn Channel;

   o iVillage's ability to continue to sell advertising and sponsorships on iVillage's Web sites and in Lamaze Publishing's magazines, videos and Web site, and iVillage's Newborn Channel;

   o iVillage's ability to continue to commercialize and protect the Lamaze mark;

   o iVillage's ability to maintain and market the Lamaze.com Web site; and

   iVillage's inability to perform the functions required for the operation of Lamaze Publishing and the Newborn Channel in an efficient and timely manner could result in a disruption of operations of Lamaze Publishing and the Newborn Channel that could have a material adverse effect on iVillage's business strategy.

Satellite transmissions over the Newborn Channel may be interrupted.

   Through iVillage Integrated Properties, iVillage operates the Newborn Channel, a satellite television network broadcast in over 1,000 hospitals in the United States. There is a risk that the satellite from which the transmission is sent may malfunction, interrupting the Newborn Channel's broadcasts. In the event this occurs, there may be a period of time before the Newborn Channel can transmit to and from another satellite. Any interruption in iVillage's ability to transmit the Newborn Channel could have an adverse impact on its business. In addition, extreme adverse weather could damage receivers and transmitters on the ground and hinder transmissions.

If iVillage fails to attract and retain key personnel, its business would be materially and adversely affected.

   iVillage's future success depends to a significant extent on the continued services of its senior management and other key personnel, particularly, Douglas McCormick, its chief executive officer. The loss of the services of Mr. McCormick or other key employees would likely harm iVillage's business. iVillage currently does not maintain "key person" life insurance for any of its personnel.

   iVillage may be unable to retain its key employees or attract, assimilate or retain other highly qualified employees in the future. iVillage has from time to time experienced, and expects to continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of its rapid growth and expansion and its relatively low stock price. As a result, iVillage incurred increased salaries, benefits and recruiting expenses for the years ended December 31, 2000 and 1999. If iVillage does not succeed in attracting new personnel or retaining and motivating its current personnel, its business will be adversely affected.

Several members of senior management have only recently joined iVillage.

   Several members of iVillage's senior management joined the company in 2000 and 2001 and have not previously worked together. As a result, iVillage's senior managers are continuing to become integrated as a management team and may not work together effectively as a team to successfully manage iVillage's growth.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

   The following table sets forth the directors and executive officers of iVillage, their ages and the positions held by them with iVillage as of April 1, 2001.

Name                                      Age         Position
- ---------                             ------------    -------------------------------------
Douglas W. McCormick(b) .........          51         Chief Executive Officer and Director
Nancy Evans(c) ..................          50         Chairperson of the Board and Editor-in-Chief
Steven A. Elkes .................          39         Executive Vice President, Operations and Business Affairs
Scott Levine ....................          36         Chief Financial Officer
Nancy R. Alpert .................          47         Senior Vice President, Corporate Development
John M. Barbera .................          57         President of Sales and Sales Marketing
John W. Glascott ................          47         Senior Vice President, Sponsorship
Richard Caccappolo ..............          35         Chief Technology Officer and Senior Vice President of Product
                                                      Development
Jane Tollinger ..................          58         Senior Vice President, Operations and Business Affairs
John T. Healy(a) ................          61         Director
Habib Kairouz(c) ................          34         Director
Lennert J. Leader(a) ............          45         Director
Daniel Schulman(b) ..............          43         Director
Martin Yudkovitz(c) .............          47         Director

- ---------------
(a) Class I director
(b) Class II director
(c) Class III director

   Douglas W. McCormick, age 51, has been a director of iVillage since February 1999. From April 2000 through July 2000, he served as President of iVillage and has been iVillage's Chief Executive Officer since July 2000. From 1998 to April 2000, Mr. McCormick was President of McCormick Media, a media consulting firm. From 1993 to 1998, Mr. McCormick was President and Chief Executive Officer of Lifetime Television, a joint venture of The Hearst Corporation and The Walt Disney Company. Mr. McCormick held various positions at Lifetime from 1984 to 1994 in the sales, marketing and research areas. Mr. McCormick also serves on the boards of directors of Streetmail.com, Zilo.com, and Myers Consulting Group, and serves on Streetmail.com's Compensation Committee. Mr. McCormick received an M.B.A. from the Columbia University School of Business and a B.A. in speech/communications from the University of Dayton.

   Nancy Evans, age 50, is a founder of iVillage, has been Editor-in-Chief since June 1995, Co-Chairperson of the Board from December 1998 through March 2001, and Chairperson of the Board since April 2001. Prior to founding iVillage, Ms. Evans created Family Life magazine in 1991, which she published in partnership with Jann Wenner. From 1987 to 1991, Ms. Evans served as President and Publisher of Doubleday. Prior to her employment at Doubleday, Ms. Evans was Vice President and Editor-In-Chief of the Book-of-the-Month Club, where she launched the Children's Book-of-the-Month Club. Ms. Evans graduated from Skidmore College with a B.A. and is also a graduate fellow at Columbia University.

   Steven A. Elkes, age 39, has been Executive Vice President-Operations and Business Affairs since July 2000 and Secretary since October 1999. From April 1999 to July 2000, Mr. Elkes was Senior Vice President, Business Affairs. From August 1996 to April 1999, Mr. Elkes was Vice President, Business Affairs. From August 1993 to August 1996, Mr. Elkes was Vice President Credit/ Structured Finance at CNA Insurance Company. From August 1991 to August 1993, Mr. Elkes served as Assistant Vice President at CNA Insurance Company. Mr. Elkes received his M.B.A. from Baruch College and his B.A. from Grinnell College.

   Scott Levine, age 36, has been Chief Financial Officer since January 2001. From September 2000 until January 2001, Mr. Levine was Senior Vice President, Finance and interim Chief Financial Officer. From February 1999 to September 2000, Mr. Levine was Vice President, Controller and Chief Accounting Officer. From July 1998 to February 1999, Mr. Levine was Controller for FundTech Ltd., a financial software company. From April 1997 to July 1998, Mr. Levine was the Controller of AmeriCash, Inc., an operator of a network of automated teller and electronic commerce machines. From 1993 to 1997, Mr. Levine was employed by Coopers & Lybrand L.L.P. Mr. Levine is a Certified Public Accountant and received his M.B.A. from Baruch College and his B.A. from State University of New York, Buffalo.

   Nancy R. Alpert, age 47, has been Senior Vice President, Corporate Development of iVillage since October 2000. From 1994 to 2000, Ms. Alpert served as Senior Vice President, Business and Legal Affairs at Lifetime Television, a joint venture of The Hearst Corporation and The Walt Disney Company. From 1992 to 1994, Ms. Alpert was Deputy General Counsel at Liz Claiborne, Inc., and from 1987 to 1992, Ms. Alpert served as Vice President and Deputy General Counsel at Telemundo Group, Inc., a U.S. Spanish-language broadcast television network. Ms. Alpert received her J.D. from the UCLA School of Law and her B.A. from Brandeis University.

   John M. Barbera, age 57, has been President of Sales and Sales Marketing since February 2001. From 1999 to February 2001, Mr. Barbera served as Chief Operating Officer for 24/7 Media Europe. From 1994 to 1999, Mr. Barbera ran his own consulting firm, J.B. Communications. From 1990 to 1994 Mr. Barbera was President of Turner Broadcasting Sales for Turner Broadcasting. Mr. Barbera held various positions with Turner Broadcasting from 1978 to 1994. Mr. Barbera received his B.A. from Allegheny College.

   John W. Glascott, age 47, has been Senior Vice President, Sponsorship since April 1998. From September 1996 to March 1998, Mr. Glascott was Senior Vice President and Director of Corporate Marketing and Sales for Hearst Magazines. From August 1994 to September 1996, Mr. Glascott was a publisher and partner of SmartHealth at Meigher Communications L.P., a magazine publisher. Prior to August 1994, Mr. Glascott held various sales management positions at Whittle Communications L.P., a media company, from 1982 to 1994. Mr. Glascott received an M.B.A. from New York University and a B.A. from Ohio Wesleyan University.

   Richard Caccappolo, age 35, has been Chief Technology Officer and Senior Vice President of Product Development since September 2000 and served as Chief Technology Officer of iVillage from March 1999 to September 2000. From January 1998 to March 1999, Mr. Caccappolo served as the Chief Technology Officer of Kodak Polychrome Graphics, a supplier of products and services to graphics arts industries. From October 1994 to December 1997, Mr. Caccappolo served as Sun Chemicals' Director, Information Systems - Europe.

   Jane Tollinger, age 58, has been Senior Vice President, Operations and Business Affairs since September 2000 and from June 2000 to September 2000 served as Vice President, Business Affairs. From June 1999 to June 2000, Ms. Tollinger served on several advisory boards. From September 1993 through June 1999, Ms. Tollinger served as Executive Vice President of Lifetime Television Network. Prior to September 1993, Ms. Tollinger held various management positions at Lifetime Television Network. Prior to joining Lifetime Television Network, Ms. Tollinger was an attorney with Columbia Pictures and previous to that was an associate with the Coudert Brothers law firm. Ms. Tollinger received a J.D. from Columbia Law School, an M.A. from Harvard University and a B.A. from Beloit College.

   John T. (Jack) Healy, age 61, has been a director of iVillage since November 2000. Since February 1996, Mr. Healy has been Principal of the H.A.M. Media Group, LLC. Prior to joining The H.A.M. Media Group, LLC, from August 1970 to July 1996, Mr. Healy held various positions and served most recently as President, ABC International Operations and Executive Vice President, ABC
Cable & International at Capital Cities/ABC Inc. Mr. Healy serves as a director of Newstar Inc. and StoryFirst Communications.

   Habib Kairouz, age 34, has been a director of iVillage since March 1998. Currently, Mr. Kairouz is Managing Director of Rho Management Company, Inc., an investment company, and has been with Rho since 1993. He also serves as a director at Bellwether Exploration Company, Inc., an oil drilling company, and a number of other private companies. Mr. Kairouz received a B.S. in Engineering and a B.A. in Economics from Cornell University and an M.B.A. in Finance from Columbia University.

   Lennert J. Leader, age 45, has been a director of iVillage since July 1998. Mr. Leader became President of the Venture Group of AOL Time Warner Investments upon the merger of America Online, Inc. and Time Warner

Inc. in January 2001. Prior to the merger, Mr. Leader served as President of AOL Investments, a division of America Online, Inc., beginning in February 1998. Mr. Leader served as Senior Vice President, Chief Financial Officer and Treasurer of AOL from September 1989 until July 1998. Prior to joining AOL, Mr. Leader was Vice President-Finance of LEGENT Corporation, a computer software and services company, from March 1989 to September 1989, and Chief Financial Officer of Morino, Inc., a computer software and services company, from 1986 to March 1989 and Director of Finance from 1984 to 1986. Prior to joining Morino, Inc. in 1984, he was an audit manager at Price Waterhouse. Mr. Leader serves as a director of Multex.com, Inc. Mr. Leader graduated with a B.S. in Accounting in 1977 from the University of Baltimore.

   Daniel H. Schulman, age 43, has been a director of iVillage since February 1999. Since May 2000, Mr. Schulman has been Chief Executive Officer of Priceline.com Inc. From June 1999 to May 2000, Mr. Schulman was President and Chief Operating Officer of Priceline.com. From October 1998 to June 1999, Mr. Schulman was an Executive Vice President at AT&T Corp. and was President of AT&T WorldNet Services from January 1997 to October 1998. From January 1996 to January 1997, Mr. Schulman was a Vice President of Business Services at AT&T Corp. From December 1994 to January 1996, he served as a Marketing Vice President at AT&T Corp. Mr. Schulman is currently a director of Net2Phone, Inc., an internet telephone service provider and Symantec Corporation, a provider of Internet security software for business and personal computing. Mr. Schulman received an M.B.A. from New York University and a B.S. from Middlebury College.

   Martin Yudkovitz, age 47, has been a director of iVillage since February 1999. Since December 1995, Mr. Yudkovitz has been the President and Chief Executive Officer of NBC Multimedia, Inc., a division of the National Broadcasting Company, Inc. In January 1997, Mr. Yudkovitz also became the Senior Vice President of Business Development, Broadcast Network Applications for NBC. From 1994 to 1995, Mr. Yudkovitz was Senior Vice President of NBC Multimedia. From 1992 to 1994, he served as Senior Vice President of Strategic Development at NBC. His other positions at NBC have included Vice President of Business Affairs for NBC's 1992 Olympics Unit; First General Counsel and Vice President for Business Affairs at CNBC; and Senior Counsel to NBC's 1988 Seoul Olympics Unit in NBC Sports. Mr. Yudkovitz joined NBC in January 1984 in the law department. Mr. Yudkovitz received his J.D. from Columbia University and his B.A. from Rutgers University.

Classified Board of Directors

   iVillage's board of directors is divided into three classes, denominated Class I, Class II and Class III, the terms of which expire successively over a three-year period. Currently, the term of the Class III directors expires in 2001, the term of the Class I directors expires in 2002 and the term of the Class II directors expires in 2003.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

   Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder, iVillage's executive officers and directors and persons who own more than 10% of a registered class of iVillage's equity securities are required to file with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. reports of their ownership of, and transactions in, iVillage's common stock. Based solely on a review of copies of such reports furnished to iVillage, or written representations that no reports were required, iVillage believes that during the fiscal year ended December 31, 2000 its executive officers and directors complied with the Section 16(a) requirements except that (i) Mr. Martin Yudkovitz failed to file a Form 4 or Form 5 for fiscal year 1999 transactions that were subsequently reported on Mr. Yudkovitz's Form 5 for fiscal year 2000; (ii) Ms. Candice Carpenter, a former officer, failed to timely file a Form 4 for transactions in May 2000 that were subsequently reported in a Form 4 filed in July 2000 and (iii) Mr. McCormick timely reported a transaction for August 2000 but inadvertently under-reported the amount of securities beneficially owned by him at the end of August by 3,000 shares, which omission was corrected in a subsequent Form 4 for November 2000. In addition at the date of this Form 10-K, iVillage had not received either a Form 4 or Form 5 from Ms. Donna Introcasco, a former officer, reflecting an option grant to purchase shares of iVillage common stock granted to Ms. Introcasco in January 2000. At the date of this Form 10-K, iVillage had not received a written statement that no Form 5 filing was required from Ms. Carpenter and Mr. John Curran, a former officer, each of whom did not file a Form 5.

Item 11. Executive Compensation

   The following table sets forth the compensation earned for services rendered to iVillage in all capacities for the fiscal years ended December 31, 1998, 1999 and 2000 by iVillage's Chief Executive Officer and its four next most highly compensated executive officers who earned more than $100,000 during the fiscal years ended December 31, 1998, 1999 and 2000 (collectively, the "Named Executive Officers"). Candice Carpenter was iVillage's Chief Executive Officer through July 2000 and Douglas W. McCormick has served in that capacity since July 2000.

iVillage Summary Compensation Table


                                                                                            Long-Term
                                                                                           Compensation
                                                                    Annual Compensation       Awards
                                                   ------------------------------------     Securities
                                                                               Other        Underlying
                                                                              Annual       Options/SARs
Name and Principal Position                Year    Salary($)    Bonus($)   Compensation       (#)(1)
- ---------------------------                ----    ---------    --------   ------------    ------------
Douglas W. McCormick(2) ................   2000     $252,780    $     --        --          1,010,000
 Chief Executive Officer                   1999           --          --        --             35,000
                                           1998           --          --        --                 --
Candice Carpenter(3) ...................   2000      400,079      90,000        --            100,000
 Former Chief Executive Officer            1999      225,000      90,000        --            333,333
                                           1998      225,000          --        --            153,334
Nancy Evans ............................   2000      325,144      84,000        --            260,000
 Editor-in-Chief                           1999      208,750     134,000        --            116,667
                                           1998      195,000          --        --             76,667
John W. Glascott(4) ....................   2000      231,015     209,580        --             30,000
 Senior Vice President,                    1999      211,279      91,307        --             30,000
 Sponsorship                               1998      155,906      50,000        --             66,667
Steven A. Elkes ........................   2000      242,578     168,790        --            128,333
 Executive Vice President,                 1999      166,500     202,099        --              6,667
 Operations and Business Affairs           1998      158,968      12,150        --             16,667
Scott Levine(5) ........................   2000      171,404     156,693        --             75,000
 Chief Financial Officer                   1999      127,500          --        --             40,000
                                           1998           --          --        --                 --

- ---------------
(1) Options were granted under iVillage's 1995 Amended and Restated Employee Stock Option Plan, Amended and Restated 1999 Employee Stock Option Plan or Amended and Restated 1999 Non-Qualified Stock Option Plan (as amended by Amendment No. 1) and generally vest 1/4 one year after the date of employment and the remainder in equal quarterly installments, except for
    (i) those options granted in 2000 to Mr. McCormick which vest as described in "Employment Arrangements" below and (ii) 20,000 options granted in 2000 to Mr. Glascott which vest 1/2 on the second year anniversary of the date of grant and thereafter in equal quarterly installments.

(2) Mr. McCormick joined iVillage in April 2000 as President and was appointed Chief Executive Officer in July 2000.

(3) Ms. Carpenter served as iVillage's Chief Executive Officer through July
    2000.

(4) Mr. Glascott joined iVillage in April 1998.

(5) Mr. Levine joined iVillage in February 1999 as Vice President, Controller and Chief Accounting Officer.

Employment Arrangements

   On October 5, 2000, iVillage and Ms. Carpenter entered into an agreement pursuant to which Ms. Carpenter agreed to resign as Chief Executive Officer of iVillage, effective August 1, 2000, and retain her position as Co-

Chairperson of the Board of Directors. Ms. Carpenter further agreed to represent iVillage at certain speaking engagements and perform such other duties as are requested by iVillage's Chief Executive Officer and board of directors and shall receive compensation equal to $400,000 per year through December 31, 2002. In addition to that compensation, Ms. Carpenter is entitled to certain benefits and bonus compensation, if approved by the Compensation Committee, on a pro rata basis reflecting Ms. Carpenter's tenure as Chief Executive Officer for the seven (7) month period ended July 31, 2000. Ms Carpenter is also entitled to the continued vesting of her existing stock options through December 31, 2002 and an extension of the due date to December 31, 2002 on the promissory note issued by Ms. Carpenter to iVillage dated June 5, 1998. See "Item 13. Certain Relationships and Related Transactions." In consideration for the payments to her and iVillage's obligations under the agreement, Ms. Carpenter has entered into a non-compete agreement that survives for six months after December 31, 2002 and has agreed to release and discharge iVillage from any and all claims which exist, have existed or may arise out of or in any way are related to her relationship with, including her employment with, or departure from iVillage, or the execution of the agreement.

   As of April 1, 2001, iVillage and Ms. Carpenter amended their previous agreement to provide that Ms. Carpenter would resign as a member of iVillage's board of directors but would remain an iVillage employee available for special projects at the request of iVillage's Chief Executive Officer and board of directors through December 31, 2002. Ms. Carpenter received a one-time lump sum cash payment of $1,327,900 (less an overdue interest payment of $27,900 on her promissory note to iVillage) in lieu of the salary, bonus and other payments set forth in the October agreement and will receive a monthly salary of $3,433.33 (less set-offs for future interest payments on her promissory note) through December 31, 2002. The amendment also provided that Ms. Carpenter would surrender 333,334 iVillage stock options with an exercise price of $24.00 and 75,000 iVillage stock options with an exercise price of $17.17 to iVillage.


   On November 29, 2000, iVillage entered into an employment agreement with Douglas W. McCormick. Mr. McCormick's employment agreement provides for an initial annual base salary of $500,000 and eligibility to receive a bonus pursuant to iVillage's bonus plan of up to forty percent (40%) of his base salary upon satisfaction of objectives determined by the board of directors or the Compensation Committee. iVillage has also granted Mr. McCormick options to purchase shares of its common stock which expire 7 years after the date of grant. Specifically, Mr. McCormick was granted options to purchase: (a) 600,000 shares of iVillage's common stock at an exercise price equal to $1.25 per share (the fair market value of the common stock on the effective date of the employment agreement); (b) 200,000 shares of common stock at an exercise price of $3.50 per share; and (c) 200,000 shares of common stock at an exercise price of $5.00 per share. Each grant of options described above shall vest in equal quarterly installments commencing three (3) months from the effective date of the employment agreement over a period of thirty (30) months.

   Mr. McCormick's employment agreement is effective as of November 29, 2000 for a period of thirty (30) months. Pursuant to the employment agreement, if Mr. McCormick voluntarily terminates his employment without "good reason" (as defined in the agreement) or is terminated for cause (as defined in the agreement) prior to the expiration of the employment agreement, iVillage shall pay him base compensation and benefits through the effective date of his termination and iVillage will have no obligation to pay Mr. McCormick his base salary, any bonus or other compensation (including options) for the remainder of the term of the employment agreement. If Mr. McCormick is terminated without cause or resigns for good reason prior to the expiration of the initial term of the employment agreement, iVillage shall pay him his base compensation and benefits through the effective date of termination and shall pay him cash equal to his base salary for a twelve (12) month period, to be paid monthly, and the normal vesting of any options issued to Mr. McCormick shall continue over this twelve (12) month period.

   Notwithstanding the foregoing, in the event Mr. McCormick's employment is terminated for any reason: (i) prior to the six month anniversary of the effective date of the employment agreement, Mr. McCormick shall immediately vest in one third (1/3) of the options, as described above, granted to him at an exercise price of $1.25 to the extent not otherwise vested; or (ii) on or after the six month anniversary but prior to the one-year anniversary of the effective date of the employment agreement, Mr. McCormick shall immediately vest in two fifths (2/5) of the options.

Option Grants in Last Fiscal Year

   The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers during the fiscal year ended December 31, 2000. iVillage has never granted any stock appreciation rights. The exercise price per share of each option was at least equal to the fair market value of the common stock on the date of grant as determined by the iVillage board of directors. The potential realizable value is calculated based on the term of the option at its time of grant (seven years). It is calculated assuming that the fair market value of common stock on the date of grant (or exercise price per share, if higher) appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect iVillage's estimate of future stock price growth.


                                                      Percent of
                                       Number of         Total                                  Potential Realizable
                                       Securities       Options                                   Value at Assumed
                                       Underlying       Granted       Exercise                  Annual Rates of Stock
                                        Options      To Employees     Price Per   Expiration     Price Appreciation
                                        Granted     in Fiscal Year      Share        Date          for Option Term
                                       ----------   --------------    ---------   ----------    ---------------------
Name                                      (#)             (%)          ($/Sh)                     5%($)       10%($)
- ----------------------                 ----------   --------------    ---------                 ---------   ---------
Douglas W. McCormick...............      10,000            0            17.17       1/21/07       241,543     334,517
                                        600,000           14             1.25      11/29/07     1,055,325   1,461,538
                                        200,000            5             3.50      11/29/07       984,970   1,364,102
                                        200,000            5             5.00      11/29/07     1,407,100   1,948,717
Candice Carpenter (1)..............     100,000            2            17.17       1/21/07     2,415,429   3,345,168
Nancy Evans........................      60,000            1            17.17       1/21/07     1,449,257   2,007,101
                                        200,000            5             7.50        6/8/07     2,110,651   2,923,076
John W. Glascott...................      30,000            1            17.17       1/21/07       724,629   1,003,550
Steven A. Elkes....................      43,333            1            17.17       1/21/07     1,046,678   1,449,562
                                         85,000            2             7.50        6/8/07       897,027   1,242,307
Scott Levine.......................      75,000            2             1.25      11/29/07       131,916     182,692

- ---------------
(1) Please see "Executive Compensation--Employment Arrangements" for a discussion of certain options surrendered by Ms. Carpenter as of April 1, 2001.

Fiscal Year-End Option Values

   The following table sets forth information with respect to the Named Executive Officers concerning stock options held during the fiscal year ended December 31, 2000 and exercisable and unexercisable options held as of December 31, 2000. No options were exercised during fiscal 2000 by any of the officers. The value of unexercised in-the-money options at fiscal year-end is based on $1.0625 per share, the assumed fair market value of the common stock at December 31, 2000, less the exercise price per share.


                                                              Number of Securities
                                                                   Underlying              Value of Unexercised In-
                                                             Unexercised Options at                  The-
                                                                     Fiscal                 Money Options at Fiscal
                                                                  Year-End (#)                     Year-End
                                                           ---------------------------    ---------------------------
Name                                                       Exercisable   Unexercisable    Exercisable   Unexercisable
- ---------------------------------                          -----------   -------------    -----------   -------------
Douglas W. McCormick...................................       22,639       1,022,361          --              --
Candice Carpenter(1)...................................      216,111         463,891          --              --
Nancy Evans............................................       98,960         354,374          --              --
John W. Glascott.......................................       49,167          77,500          --              --
Steven A. Elkes........................................       41,977         143,024          --              --
Scott Levine...........................................       17,603          97,397          --              --

- ---------------
(1) Please see "Executive Compensation--Employment Arrangements" for a discussion of certain options surrendered by Ms. Carpenter as of April 1, 2001.

Director Compensation

   Directors do not currently receive any cash compensation from iVillage for their service as members of the board of directors, although they are reimbursed for certain expenses in connection with attendance at board and Committee meetings. From time to time, certain directors of iVillage have received grants of options to purchase shares of iVillage's common stock pursuant to the 1995 Amended and Restated Employee Stock Option Plan and the Amended and Restated 1999 Employee Stock Option Plan. Under iVillage's 1999 Director Option Plan, non-employee directors are eligible to receive non-discretionary, automatic stock option grants.

   On January 13, 2000, each non-employee director was granted an option to purchase 10,000 shares of common stock at an exercise price of $17.625 under the Amended and Restated 1999 Employee Stock Option Plan. On May 17, 2000, each non-employee director of iVillage was also granted an option to purchase 1,666 shares of iVillage's common stock at an exercise price of $8.3125 per share pursuant to the 1999 Director Option Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information regarding the beneficial ownership of the common stock as of February 15, 2001 of:

   o each person known by iVillage to beneficially own more than 5% of the common stock;

   o each director or director nominee of iVillage;

   o each executive officer of iVillage for whom information is given in the iVillage Summary Compensation Table in this Form 10-K; and

   o all directors and executive officers of iVillage as a group.


                                                                 Number of Shares
Name of Beneficial Owner                                       Beneficially Held(1)    Percent of Class
- ---------------------------------                              --------------------    ----------------
Capital Group International, Inc. and Capital Guardian
  Trust Company(2)..........................................         2,963,600               10.0%
 11100 Santa Monica Boulevard
  Los Angeles, California 94109
AOL Time Warner Inc.(3) ....................................         2,511,983                8.4
 75 Rockefeller Plaza
  New York, New York 10019
National Broadcasting Company, Inc.(4) .....................         2,109,012                7.0
 30 Rockefeller Plaza
  New York, New York 10112
Rho Management Company, Inc.(5) ............................         1,818,885                6.1
 152 West 57th Street
  New York, New York 10019
Candice Carpenter(6) .......................................           717,640                2.4
Nancy Evans(7) .............................................           433,609                1.5
Habib Kairouz(8) ...........................................         1,829,302                6.2
Lennert J. Leader(9) .......................................         2,522,400                8.4
Douglas McCormick(10) ......................................           181,750                  *
Daniel Schulman(11) ........................................            57,083                  *
Martin Yudkovitz(12) .......................................         2,123,429                7.1
Steven A. Elkes(13) ........................................            76,125                  *
John W. Glascott(14) .......................................            68,874                  *
John T. Healy ..............................................                 -                  *
Scott Levine(15) ...........................................            23,063                  *
All directors and executive officers as a group (15
  persons)..................................................         8,082,773               26.0

- ---------------
*Less than one percent of the outstanding common stock.

 (1) Unless otherwise indicated, the address for each listed director or officer is c/o iVillage Inc., 500-512 Seventh Avenue, New York, New York 10018. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. For purposes of this table, a person is deemed to be the beneficial owner of securities that can be acquired within 60 days from February 15, 2001 through the exercise of any option or warrant. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 29,706,770 shares of common stock outstanding as of February 15, 2001.

 (2) According to a Schedule 13G, filed on December 12, 2000 and as amended on February 12, 2001, Capital Group International, Inc. is the parent holding company of a group of investment management companies that hold investment power and, in some cases, voting power over the securities reported in this section. The investment management companies, which include a "bank" as defined in Section 3(a)6 of the Securities

      Exchange Act of 1934, as amended, and several investment advisers registered under Section 203 of the Investment Advisors Act of 1940, provide investment advisory and management services for their respective clients which include registered investment companies and institutional accounts. Capital Group International, Inc. does not have investment power or voting power over any of the securities shown herein; however, Capital Group International, Inc. may be deemed to "beneficially own" such securities by virtue of Rule 13d-3 under the Exchange Act. Capital Guardian Trust Company, a bank as defined in Section 3(a)6 of the Exchange Act is deemed to be the beneficial owner of the 2,963,600 shares as a result of its serving as the investment manager of various institutional accounts.

 (3) AOL Time Warner Inc. and its wholly owned subsidiary, America Online, Inc. ("AOL"), may be deemed to have shared power to vote and dispose of the 2,511,983 shares of iVillage common stock (including 350,908 shares of common stock issuable upon exercise of the warrants) registered in the name of AOL and owned beneficially by AOL Time Warner Inc.

 (4) According to an Amended Schedule 13D, filed November 5, 1999, the National Broadcasting Company, Inc. has sole voting and dispositive power over all shares. Includes 271,003 shares of common stock issuable upon the exercise of a warrant.

 (5) Rho Management Company, Inc., a New York corporation, may be deemed the beneficial owner of the 1,818,885 shares according to an investment advisory relationship by which Rho Management Company, Inc. exercises voting and investment control over the shares of which 1,668,885 shares are registered in the name of Rho Management Trust I. The remaining 150,000 shares are registered in the name of a controlling stockholder of Rho Management Company, Inc.

 (6) Includes options to purchase 330,138 shares of common stock that are currently exercisable. As of April 1, 2001, Ms. Carpenter surrendered options to purchase 118,055 shares of common stock that are reflected in this table. Please see "Item 11. Executive Compensation--Employment Arrangements".

 (7) Includes (a) options to purchase 134,377 shares of common stock that are currently exercisable and (b) 81,166 shares of common stock beneficially owned by the Evans/Wishman 1998 Irrevocable Trust. Ms. Evans disclaims beneficial ownership of the shares of common stock held by the Evans/ Wishman 1998 Irrevocable Trust.

 (8) Mr. Kairouz is Managing Director of Rho Management Company, Inc. In such capacity, Mr. Kairouz may be deemed to have beneficial ownership of the 1,818,885 shares beneficially owned by Rho Management Company, Inc. Mr. Kairouz disclaims beneficial ownership of the shares reported by Rho Management Company, Inc., other than an insignificant number of shares in which Mr. Kairouz has a pecuniary interest. Includes options to purchase 10,417 shares of common stock that are currently exercisable.

 (9) Consists of 2,511,983 shares of common stock beneficially owned by AOL Time Warner Inc., including 350,908 shares of common stock issuable upon the exercise of warrants. Mr. Leader is the President of the Venture Group of AOL Time Warner Investments. As such, Mr. Leader may be deemed to have voting power or investment power over the securities beneficially owned by AOL Time Warner Inc. Mr. Leader disclaims beneficial ownership of the shares of common stock beneficially owned by AOL Time Warner Inc. Includes options to purchase 10,417 shares of common stock that are currently exercisable. iVillage has been informed by AOL Time Warner Inc. that Mr. Leader is obligated to transfer such options or the benefit of such options to AOL or AOL Time Warner Inc.

(10) Includes (a) options to purchase 143,750 shares of common stock that are currently exercisable and (b) 3,000 shares of common stock beneficially owned by Mr. McCormick's wife. Mr. McCormick disclaims beneficial ownership of the shares of common stock held by his wife.

(11) Consists of options to purchase 57,083 shares of common stock that are currently exercisable.

(12) Consists of (a) 4,000 shares of common stock beneficially owned by Mr. Yudkovitz, (b) 2,109,012 shares of common stock beneficially owned by the National Broadcasting Company, Inc., including 271,003 shares of common stock issuable upon the exercise of a warrant and (c) options to purchase 10,417 shares of common stock that are currently exercisable. Pursuant to a nominee agreement with NBC, Mr. Yudkovitz holds any options that he receives from iVillage in connection with his services as a director as a nominee for NBC and has no discretionary duties with respect thereto. Mr. Yudkovitz disclaims beneficial ownership of the option to purchase 10,417 shares of common stock. Mr. Yudkovitz is President and Chief Executive Officer of NBC Multimedia, Inc., a division of NBC. Mr. Yudkovitz does not have voting or investment power with respect to the shares of common stock owned by NBC. Mr. Yudkovitz disclaims beneficial ownership of the shares of common stock beneficially owned by NBC.

(13) Includes options to purchase 73,025 shares of common stock that are currently exercisable.

(14) Includes options to purchase 61,874 shares of common stock that are currently exercisable.

(15) Includes options to purchase 20,103 shares of common stock that are currently exercisable.

Item 13. Certain Relationships and Related Transactions

   On June 5, 1998, Candice Carpenter executed a promissory note in favor of iVillage for borrowings up to a maximum principal amount of $500,000, of which $500,000 was outstanding at December 31, 2000. Subject to prepayment or acceleration, any loans made to Ms. Carpenter under the note mature on December 31, 2002. Borrowings made under the note bear interest at 5.58% per annum and are payable on an annual basis on December 31 of each year commencing on December 31, 1998. The note is collateralized by a pledge by Ms. Carpenter of 20,000 shares of common stock. Pursuant to an agreement with iVillage, Ms. Carpenter has resigned as Chief Executive Officer of iVillage as of August 1, 2000 and from iVillage's Board of Directors as of April 1, 2001. See "Item 11. Executive Compensation-Employment Arrangements".

   During 1998, as amended in March 1999, iVillage entered into a stock purchase agreement with NBC pursuant to which iVillage issued shares of series E convertible preferred stock and warrants to purchase up to 970,874 shares of series E convertible preferred stock and 813,003 shares of series E convertible preferred stock in exchange for a promissory note of approximately $15.5 million. The note, which bears interest at the rate of 5% per annum, is payable in twelve installments of approximately $1.4 million, payable quarterly, beginning April 1, 1999. In connection with iVillage's initial public offering and the reverse stock split, the shares of series E convertible preferred stock and warrants were converted into 1,629,676 shares of common stock and warrants to purchase 323,625 shares of common stock at $15.45 per share and 271,003 shares of common stock at $18.45 per share, respectively. In addition, iVillage agreed to purchase, for cash, $13.5 million of advertising and promotional spots during 1999 and $8.5 million per annum during 2000 and 2001, respectively. iVillage also agreed to pay $1.1 million during 1999 for prominent placement on the NBC.com Web site. In February 2001, iVillage further amended its November 1998 agreement with NBC to provide for an extension of time during which iVillage must purchase its advertising or promotional spots on the NBC network. The revised terms require iVillage to purchase approximately $11.6 million of advertising or promotional spots between January 30, 2001 and December 31, 2002, with $3.0 million of such spots being telecast during the year 2001 and the remaining approximately $8.6 million during the year 2002. Martin Yudkovitz, an iVillage director, is President and Chief Executive Officer of NBC Multimedia, Inc., a division of NBC.

   In July 1997, iVillage entered into an interactive services agreement with AOL, whereby iVillage received anchor tenant distribution within the AOL service. This agreement superseded any prior agreements between iVillage and AOL. This agreement, which was due to expire on February 28, 1999, provided both parties with the right to extend the agreement. In consideration for AOL carrying certain channels of iVillage, iVillage receiving guaranteed impressions and other services, iVillage was obligated to pay AOL monthly payments of approximately $229,000 until September 1, 1998 and approximately $201,000 thereafter until February 28, 1999, make certain additional payments based on revenues and provide in-kind commitments to AOL which primarily consisted of the mentioning of "AOL Keyword: iVillage" within iVillage advertisements and other promotions.

   In January 1998, iVillage entered into a shopping channel promotional agreement with AOL, whereby AOL agreed to promote iVillage and its services on the AOL shopping channel and provide access to iVillage's online sites. This agreement provided for monthly installments of $10,417 paid to AOL through December 31, 1998. The shopping channel promotional agreement was amended in October 1998, at which time the monthly payment increased to approximately $10,833 and the agreement was extended to October 1999.

   On December 31, 1998, iVillage entered into an interactive services agreement with AOL, which superseded the 1997 agreement with AOL. The 1998 agreement with AOL expired on December 31, 2000 and allowed both parties to extend the term of the agreement for an additional year. The 1998 agreement with AOL provided for iVillage to receive anchor tenant distribution on certain AOL channels, guaranteed impressions, and other services. In consideration for such services iVillage was obligated to pay AOL minimum quarterly payments of approximately $921,000 until March 31, 1999, approximately $611,000 from April 1, 1999 through December 31, 1999 and approximately $807,000 from January 1, 2000 through December 31, 2000, and provide up to $2 million of advertising to AOL. iVillage extended the 1998 agreement with AOL for periods after December 31, 2000 on a month-to-month basis for a monthly fee of $268,908 and is currently in negotiations with AOL to amend the 1998 agreement.

   On February 20, 2000, iVillage executed an addendum to the 1998 agreement, under which AOL will distribute through the AOL network a customized version of iVillage's Astrology.Net Website and content, and provide guaranteed impressions, and other services. In consideration for such services iVillage is obligated to pay AOL monthly installments of $22,500 until June 6, 2000, an upfront payment of $700,000 in June 2000, and six quarterly installments of $350,000 commencing on September 6, 2000. The agreement expires on June 5, 2002. Lennert J. Leader, an iVillage director, is President of the Venture Group of AOL Time Warner Investments.

   iVillage has entered into indemnification agreements with its executive officers and directors containing provisions which may require iVillage, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors, other than liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Documents filed as a part of this Report:

   1. The following consolidated financial statements are included in Item 8 of this Report:

                                                                       Page Number in
                                                                         this Report
                                                                       --------------
     Report of Independent Accountants .............................         F-2
     Consolidated Balance Sheets as of December 31, 2000 and 1999 ..         F-3
     Consolidated Statements of Operations for the years ended
       December 31, 2000, 1999 and 1998.............................         F-4
     Consolidated Statements of Stockholders' Equity for the years
       ended December 31, 2000, 1999 and 1998.......................         F-5
     Consolidated Statements of Cash Flows for the years ended
       December 31, 2000, 1999 and 1998.............................         F-6
     Notes to Consolidated Financial Statements ....................     F-7 - F-28


   2. Financial Statement Schedules (included on page S-1 of this Report):

                                                                       Page Number in
                                                                         this Report
                                                                       --------------
     Schedule I - Valuation and Qualifying Accounts ................         S-1


   All other schedules to the consolidated financial statements for which provision is made in the accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

   3. Exhibits:

Exhibit
Number        Description

 2.1 Agreement and Plan of Merger dated as of February 5, 2001 among the Registrant, Stanhope Acquisition Sub, LLC and Women.com Networks, Inc. (incorporated by reference from Exhibit 2.1 to Registration Statement File No. 333-56150).

 2.2 Amendment No. 1 to Agreement and Plan of Merger dated February 22, 2001, among the Registrant, Stanhope Acquisition Sub, LLC, and Women.com Networks, Inc. (incorporated by reference from Exhibit 2.2 to Registration Statement File No. 333-56150).

 3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to Registration Statement File No. 333-85437).

 3.2          By-Laws of the Registrant (incorporated by reference from Exhibit
              3.2 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2000, File No. 000-25469).

 4.1 Form of Registrant's common stock certificate (incorporated by reference from Exhibit 4.1 to Registration Statement File No. 333-68749).

 4.2          Form of Subscription Agreement (incorporated by reference from
              Exhibit 4.2 to Registration Statement File No. 333-56150).

 4.3 Form of Warrant (incorporated by reference from Exhibit 4.3 to Registration Statement File No. 333-56150).

 4.4          Form of Stockholder Agreement (included in Exhibit 10.33).

10.1 Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.1 to Registration Statement File No. 333-68749).

Exhibit
Number        Description

10.2 1995 Amended and Restated Employee Stock Option Plan of the Registrant (incorporated by reference from Exhibit 10.2 to Registration Statement File No. 333-68749).

10.3 1997 Amended and Restated Acquisition Stock Option Plan of the Registrant (incorporated by reference from Exhibit 10.3 to Registration Statement File No. 333-68749).

10.4 Amended and Restated 1999 Employee Stock Option Plan of the Registrant (incorporated by reference from Exhibit 99.1 to Registration Statement File No. 333-31988).

10.5 1999 Director Option Plan of the Registrant (incorporated by reference from Exhibit 10.5 to Registration Statement File No. 333-85437).

10.6 1999 Employee Stock Purchase Plan of the Registrant (incorporated by reference from Exhibit 10.6 to Registration Statement File No. 333-85437).

10.7 1999 Acquisition Stock Option Plan of the Registrant (incorporated by reference from Exhibit 10.7 to Registration Statement File No. 333-85437).

10.8 Amended and Restated 1999 Non-Qualified Stock Option Plan, as amended by Amendment Number 1 (incorporated by reference from Exhibit 10.8 to Registration Statement File No. 333-56150).

10.9 Interactive Services Agreement dated December 31, 1998, between the Registrant and America Online, Inc. ("AOL") (incorporated by reference from Exhibit 10.8 to Registration Statement File No. 333-68749).

10.10 Amendment to Interactive Services Agreement dated August 27, 1999 between the Registrant and America Online, Inc. (incorporated by reference from Exhibit 10.10 to Registration Statement File No. 333-56150).

10.10.1 Second Addendum to Interactive Services Agreement dated February 20, 2000 between the Registrant and America Online, Inc. (incorporated by reference from Exhibit 10.10.1 to Registration Statement File No. 333-56150).

10.11 Second Amendment to Interactive Services Agreement dated October 16, 2000 between the Registrant and America Online, Inc. (incorporated by reference from Exhibit 10.11 to Registration Statement File No. 333-56150).

10.12 Third Amendment to Interactive Services Agreement dated November 2000 between the Registrant and America Online, Inc. (incorporated by reference from Exhibit 10.12 to Registration Statement File No. 333-56150).

10.13         Fourth Amendment to Interactive Services Agreement dated
              December 28, 2000 between the Registrant and America Online, Inc. (incorporated by reference from Exhibit 10.13 to Registration Statement File No. 333-56150).

10.14 Fifth Amendment to Interactive Services Agreement effective as of March 31, 2001 between the Registrant and America Online, Inc. (incorporated by reference from Exhibit 10.14 to Registration Statement File No. 333-56150).

10.15 Sixth Amendment to Interactive Services Agreement, effective as of February 28, 2001 between the Registrant and America Online, Inc.

10.16 Exclusive Sponsorship Agreement dated February 28, 1998 between Amazon.com, Inc. and the Registrant (incorporated by reference from Exhibit 10.11 to Registration Statement File No. 333-68749).+

10.17 Letter Agreement dated November 11, 1998 between the National Broadcasting Company, Inc. and the Registrant (incorporated by reference from Exhibit 10.14 to Registration Statement File No. 333-68749).

Exhibit
Number        Description

10.18 Amended Letter Agreement dated as of March 9, 1999 between the Registrant and the National Broadcasting Company, Inc. (incorporated by reference from Exhibit 10.27 to Registration Statement File No. 333-68749).

10.19 Amendment dated February 1, 2001 to Letter Agreement dated March 9, 1999 between the National Broadcasting Company, Inc. and the Registrant (incorporated by reference from Exhibit 10.18 to Registration Statement File No. 333-56150).

10.20 Form of Non-Competition, Non-Disclosure and Assignment of Inventions Agreement dated September 9, 1995, and Amendment dated May 6, 1996, between the Registrant and each of Candice Carpenter and Nancy Evans (incorporated by reference from Exhibit 10.18 to Registration Statement File No. 333-68749).

10.21 Note and Warrant Purchase Agreement dated as of February 27, 1997, as amended April 29, 1997, among the Registrant, AOL, Tribune, KPCB VII and KPCB Zaibatsu II, including Form of Warrant (incorporated by reference from Exhibit 10.22 to Registration Statement File No. 333-68749).

10.22 Promissory Note dated June 5, 1998 in the amount of $500,000 between Candice Carpenter and the Registrant (incorporated by reference from Exhibit 10.23 to Registration Statement File No. 333-68749).

10.22.1 Amendment No. 1 to Promissory Note, dated as of April 1, 2001, between Candice Carpenter and the Registrant.

10.23 Fourth Amended and Restated Registration Rights Agreement dated as of December 4, 1998, among the Registrant, the Founders and each of the Investors identified therein, as amended as of July 26, 1999 (incorporated by reference from Exhibit 10.25 to Registration Statement File No. 333-85437).

10.24 Amended and Restated Stock Purchase Agreement dated as of March 9, 1999 among the Registrant, GE Investments Subsidiary, Inc. and the National Broadcasting Company, Inc. (incorporated by reference from Exhibit 10.26 to Registration Statement File No. 333-68749).

10.25 Promissory Note dated March 9, 1999 in the amount of $15,497,558.48 between the Registrant and GE Investments Subsidiary, Inc (incorporated by reference from Exhibit 10.28 to Registration Statement File No. 333-85437).

10.26 License Agreement entered into on September 3, 1999 by and between PlanetRx.com, Inc. and the Registrant (incorporated by reference from Exhibit 10.39 to Registration Statement File No. 333-85437).

10.27 Lease dated March 14, 2000, between 500-512 Seventh Avenue Limited Partnership and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the period ended March 31, 2000, File No. 000-25469).

10.28 First Amendment to Lease dated as of June 7, 2000 between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference from Exhibit 10.3 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469).

10.29 Second Amendment to Lease dated January 10, 2001 between the Registrant and 500-512 Seventh Avenue Limited Partnership. (incorporated by reference from Exhibit 10.28 to Registration Statement File No. 333-56150).

10.30 License Agreement dated as of September 8, 2000 among Lamaze International, Inc., Lamaze Publishing Company and the Registrant (incorporated by reference from Exhibit 10.2 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469).

Exhibit
Number        Description

10.31 Lease dated March 19, 1998, commencing March 15, 1998 between 149 Fifth Avenue Corporation and the Registrant, as supplemented on June 30, 1998 (incorporated by reference from Exhibit 10.21 to Registration Statement File No. 333-68749).

10.32 Employment Agreement dated November 29, 2000 between Douglas McCormick and the Registrant (incorporated by reference from Exhibit 10.31 to Registration Statement File No. 333-56150).

10.33 Amended and Restated Securities Purchase Agreement dated as of February 22, 2001 between the Registrant and Hearst
              Communications, Inc. (incorporated by reference from Exhibit
              10.32 to Registration Statement File No. 333-56150).

10.34 Stockholder Voting Agreement, dated February 5, 2001 between the Registrant and Hearst Communications, Inc. (incorporated by reference from Exhibit 3 to Registrant's Statement on Schedule 13D filed February 15, 2001).

10.35 Letter Agreement dated as of October 5, 2000 between the Registrant and Candice Carpenter (incorporated by reference from Exhibit 10.34 to Registration Statement File No. 333-56150).

10.35.1 Amendment to Letter Agreement dated as of April 1, 2001 between the Registrant and Candice Carpenter.

10.36 Form of Amendment Number 2 to Amended and Restated Magazine Content License and Hosting Agreement (included in Exhibit 10.33)

10.37 Stockholder Voting Agreement, dated February 5, 2001 between the Registrant and America Online, Inc. (incorporated by reference from Exhibit 6 to Registrant's Amended Statement on Schedule 13D filed March 6, 2001).

10.38 Stockholder Voting Agreement, dated February 5, 2001 between the Registrant and National Broadcasting Company, Inc. and GE Investments Subsidiary, Inc. (incorporated by reference from
              Exhibit 7 to Registrant's Amended Statement on Schedule 13D filed March 6, 2001).

10.39 Stockholder Voting Agreement, dated February 5, 2001 between the Registrant and Rho Management Trust I (incorporated by reference from Exhibit 8 to Registrant's Amended Statement on Schedule 13D filed March 6, 2001).

21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to Registration Statement File No. 333-56150).

23.1          Consent of PricewaterhouseCoopers LLP.

- ---------------
+ Confidential treatment has been granted for certain portions of these exhibits. Omitted portions have been filed separately with the Securities and Exchange Commission.

   (b) Reports on Form 8-K

   A Form 8-K Report was filed on October 26, 2000, reporting under Item 5.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   iVILLAGE INC.
                                   (Registrant)



Date: March 31, 2001               By: /s/ Douglas McCormick
                                       -----------------------------------------
                                       Douglas McCormick
                                       Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Signature                                             Capacity                                 Date
                     ---------                                             --------                                 ----


               /s/ Douglas McCormick                   Chief Executive Officer (Principal Executive                  March 31, 2001
 ---------------------------------------------------   Officer) and Director
                 Douglas McCormick


                  /s/ Scott Levine                     Chief Financial Officer (Principal Accounting                 March 31, 2001
 ---------------------------------------------------   and Financial Officer)
                    Scott Levine


               /s/ Candice Carpenter                   Director                                                      March 31, 2001
 ---------------------------------------------------
                 Candice Carpenter


                  /s/ Nancy Evans                      Director                                                      March 31, 2001
 ---------------------------------------------------
                    Nancy Evans


                 /s/ John T. Healy                     Director                                                      March 31, 2001
 ---------------------------------------------------
                   John T. Healy


                 /s/ Habib Kairouz                     Director                                                      March 31, 2001
 ---------------------------------------------------
                   Habib Kairouz


               /s/ Lennert J. Leader                   Director                                                      March 31, 2001
 ---------------------------------------------------
                 Lennert J. Leader


                /s/ Daniel Schulman                    Director                                                      March 31, 2001
 ---------------------------------------------------
                  Daniel Schulman


                                                       Director                                                              , 2001
 ---------------------------------------------------
                  Martin Yudkovitz

                         iVILLAGE INC. AND SUBSIDIARIES

  INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

   The following consolidated financial statements of iVillage Inc. are included in Item 8:

Report of Independent Accountants ........................................   F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999 .............   F-3
Consolidated Statements of Operations for the years ended December 31,
  2000, 1999 and 1998.....................................................   F-4
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2000, 1999
  and 1998................................................................   F-5
Consolidated Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998.....................................................   F-6
Notes to Consolidated Financial Statements ...............................   F-7
Schedule I - Valuation and Qualifying Accounts ...........................   S-1


   All other schedules to the consolidated financial statements for which provision is made in the accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of iVillage Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 on page 54 present fairly, in all material respects, the financial position of iVillage Inc. and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 on page 54 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



                                                     PricewaterhouseCoopers LLP
New York, New York
February 6, 2001
                         iVILLAGE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                               December 31,
                                                           ---------------------
                                                             2000         1999
                                                           ---------   ---------
                      ASSETS
Current assets:
  Cash and cash equivalents............................    $  48,963   $ 106,010
  Restricted cash......................................           --       1,495
  Accounts receivable, less allowance for doubtful
   accounts of $1,007 and
    $700, respectively.................................        7,864       6,620
  Inventory............................................           --       2,332
  Other current assets.................................        9,700       3,193
                                                           ---------   ---------
      Total current assets.............................       66,527     119,650
  Restricted cash......................................        9,250          --
  Fixed assets, net....................................       20,057      10,017
  Goodwill and other intangible assets, net............       36,432     175,143
  Investments and other assets.........................          137       7,938
  Non-current assets of discontinued operations........           56          --
                                                           ---------   ---------
      Total assets.....................................    $ 132,459   $ 312,748
                                                           =========   =========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses................    $  18,695   $  16,216
  Deferred revenue.....................................        6,337      12,682
  Deferred rent........................................          361          --
  Net current liabilities of discontinued operations...          882          --
                                                           ---------   ---------
      Total current liabilities........................       26,275      28,898
  Deferred rent, net of current portion................        4,818          --
                                                           ---------   ---------
      Total liabilities................................       31,093      28,898
Commitments and contingencies
Stockholders' equity:
  Preferred stock - par value $.01, 5,000,000 shares
   authorized, no shares issued and outstanding at
   December 31, 2000 and 1999, respectively............           --          --
  Common stock - par value $.01, 65,000,000 shares
   authorized, 29,706,770 and 29,591,778 issued and
   outstanding at December 31, 2000 and 1999,
   respectively........................................          297         296
  Additional paid-in capital...........................      495,758     494,899
  Accumulated deficit..................................     (384,316)   (192,888)
  Stockholders' notes receivable.......................       (7,148)    (12,188)
  Unearned compensation and deferred advertising.......       (3,225)     (6,269)
                                                           ---------   ---------
      Total stockholders' equity.......................      101,366     283,850
                                                           ---------   ---------
      Total liabilities and stockholders' equity.......    $ 132,459   $ 312,748
                                                           =========   =========




The accompanying notes are an integral part of these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                    Year ended December 31,
                                               ---------------------------------
                                                  2000        1999        1998
                                               ---------    ---------   --------
  Revenue..................................    $  76,352    $  36,576   $ 12,451
                                               ---------    ---------   --------
  Operating expenses:
   Editorial, product development and
  technology...............................       35,327       20,652     11,742
   Sales and marketing.....................       46,711       46,061     28,177
   Sales and marketing - NBC expenses......        7,387       17,465         --
   General and administrative..............       22,634       13,164      9,546
   Depreciation and amortization...........       37,681       25,720      5,500
   Impairment of goodwill..................       98,056           --         --
                                               ---------    ---------   --------
       Total operating expenses............      247,796      123,062     54,965
                                               ---------    ---------   --------
  Loss from operations.....................     (171,444)     (86,486)   (42,514)
  Interest income, net.....................        5,261        4,085        571
  Other income (expense), net..............          595          271       (504)
  Minority interest........................           --           --        587
  Write-down of note receivable and
  investments..............................      (13,496)          --         --
  Loss from affiliate......................         (422)          --         --
                                               ---------    ---------   --------
  Net loss from continuing operations......     (179,506)     (82,130)   (41,860)
                                               ---------    ---------   --------
  Preferred stock deemed dividend..........           --      (23,612)        --
                                               ---------    ---------   --------
  Net loss attributable to common
  stockholders from
   continuing operations...................     (179,506)    (105,742)   (41,860)
                                               ---------    ---------   --------
  Discontinued operations:
   Loss from operations of iBaby, Inc......       (4,863)     (10,871)    (1,794)
   Loss on disposal of iBaby, Inc.
   including
    provision for losses during phase-out
    period, $3,441 and loss on sale of
    assets, $3,618.........................       (7,059)          --         --
                                               ---------    ---------   --------
  Loss from discontinued operations........      (11,922)     (10,871)    (1,794)
                                               ---------    ---------   --------
  Net loss attributable to common
  stockholders.............................    $(191,428)   $(116,613)  $(43,654)
                                               =========    =========   ========
  Basic and diluted net loss per share from
  continuing
   operations attributable to common
  stockholders.............................    $   (6.05)   $   (5.06)  $ (20.24)
                                               =========    =========   ========
  Basic and diluted net loss per share from
   discontinued operations attributable to
   common stockholders.....................    $   (0.40)   $   (0.52)  $  (0.87)
                                               =========    =========   ========
  Basic and diluted net loss per share
  attributable to
   common stockholders.....................    $   (6.45)   $   (5.58)  $ (21.11)
                                               =========    =========   ========
  Weighted average shares of common stock
   outstanding used in computing basic and
  diluted
   net loss per share......................       29,683       20,901      2,068
                                               =========    =========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)



                                                 Convertible             Convertible            Convertible
                                               Preferred Stock         Preferred Stock        Preferred Stock
                                                   Series A               Series B                Series C
                                              -------------------    -------------------    --------------------
                                               Shares      Amount     Shares      Amount      Shares      Amount
                                               ------      ------     ------      ------      ------      ------
Balance at January 1, 1998 ...............    1,000,000     $ 1      4,777,746     $ 2      13,193,445     $ 7
Issuance of common stock for cash ........
Issuance of Series D convertible
  preferred stock.........................
Issuance of Series E convertible
  preferred stock.........................
Issuance of stock options to consultants
  and directors...........................
Issuance of common stock in connection
  with exercise of stock options..........
Issuance of stock options in connection
  with business transactions..............
Officer loan receivable ..................
Issuance of options to NBC ...............
Net loss .................................
                                             ----------     ---     ----------     ---     -----------     ---
Balance at December 31, 1998                  1,000,000       1      4,777,746       2      13,193,445       7
Conversion of preferred stock ............   (1,000,000)     (1)    (4,777,746)     (2)    (13,193,445)     (7)
Issuance of common stock in connection
  with initial public offering, net.......
Issuance of common stock in connection
  with secondary public offering, net.....
Issuance of common stock in connection
  with business acquisitions..............
Issuance of common stock and warrants
  to NBC..................................
Issuance of common stock in connection
  with the exercise of stock options
  and warrants............................
Issuance of stock options to employees,
  consultants and directors...............
Deemed dividend ..........................
Amortization of unearned compensation and
  deferred advertising costs..............
Repayment of stockholder note receivable .
Net loss .................................
                                             ----------     ---     ----------     ---     -----------     ---
Balance at December 31, 1999 .............           --      --             --      --              --      --
Additional costs in connection with
  secondary public offering...............
Issuance of common stock in connection
  with the exercise of stock options......
Extension of stock option life ...........
Notes receivable due from stockholders in
  connection with exercise of options.....
Amortization of unearned compensation and
  deferred advertising costs..............
Repayment of stockholders' notes
   receivable.............................
Net loss .................................
                                             ----------     ---     ----------     ---     -----------     ---
Balance at December 31, 2000                         --     $--             --     $--              --     $--
                                             ==========     ===     ==========     ===     ===========     ===


                                                  Convertible             Convertible
                                                Preferred Stock         Preferred Stock
                                                   Series D                 Series E             Common Stock
                                              --------------------    --------------------    -------------------
                                                Shares      Amount      Shares      Amount     Shares      Amount
                                                ------      ------      ------      ------     ------      ------
Balance at January 1, 1998 ...............                                                    1,819,735     $ 18
Issuance of common stock for cash ........                                                      284,317        3
Issuance of Series D convertible
  preferred stock.........................    13,000,000     $ 6
Issuance of Series E convertible
  preferred stock.........................                            11,730,948     $ 6
Issuance of stock options to consultants
  and directors...........................
Issuance of common stock in connection
  with exercise of stock options..........                                                        9,333
Issuance of stock options in connection
  with business transactions..............
Officer loan receivable ..................
Issuance of options to NBC ...............
Net loss .................................
                                             -----------     ---     -----------     ---     ----------     ----
Balance at December 31, 1998                  13,000,000       6      11,730,948       6      2,113,385       21
Conversion of preferred stock ............   (13,000,000)     (6)    (11,730,948)     (6)    14,785,205      148
Issuance of common stock in connection
  with initial public offering, net.......                                                    4,197,500       42
Issuance of common stock in connection
  with secondary public offering, net.....                                                    2,700,000       27
Issuance of common stock in connection
  with business acquisitions..............                                                    3,883,649       39
Issuance of common stock and warrants
  to NBC..................................                                                    1,629,677       16
Issuance of common stock in connection
  with the exercise of stock options
  and warrants............................                                                      282,362        3
Issuance of stock options to employees,
  consultants and directors...............
Deemed dividend ..........................
Amortization of unearned compensation and
  deferred advertising costs..............
Repayment of stockholder note receivable .
Net loss .................................
                                             -----------     ---     -----------     ---     ----------     ----
Balance at December 31, 1999 .............            --      --              --      --     29,591,778      296
Additional costs in connection with
  secondary public offering...............
Issuance of common stock in connection
  with the exercise of stock options......                                                      114,992        1
Extension of stock option life ...........
Notes receivable due from stockholders in
  connection with exercise of options.....
Amortization of unearned compensation and
  deferred advertising costs..............
Repayment of stockholders' notes
   receivable.............................
Net loss .................................
                                             -----------     ---     -----------     ---     ----------     ----
Balance at December 31, 2000                          --     $--              --     $--     29,706,770     $297
                                             ===========     ===     ===========     ===     ==========     ====


                                                                            Unearned
                                                                          Compensation
                                                                               and
                                             Additional    Stockholders     Deferred
                                               Paid-In        Notes        Advertising    Accumulated
                                               Capital      Receivable        Cost          Deficit       Total
                                               -------      ----------        ----          -------       -----
Balance at January 1, 1998 ...............    $ 43,181       $    (65)                     $ (32,621)   $  10,523
Issuance of common stock for cash ........       1,664                                                      1,667
Issuance of Series D convertible
  preferred stock.........................      31,482                                                     31,488
Issuance of Series E convertible
  preferred stock.........................      32,089                                                     32,095
Issuance of stock options to consultants
  and directors...........................         147                       $   (69)                          78
Issuance of common stock in connection
  with exercise of stock options..........          47                                                         47
Issuance of stock options in connection
  with business transactions..............         278                                                        278
Officer loan receivable ..................                       (500)                                       (500)
Issuance of options to NBC ...............       3,961                        (3,961)
Net loss .................................                                                   (43,654)     (43,654)
                                              --------       --------        -------       ---------    ---------
Balance at December 31, 1998                   112,849           (565)        (4,030)        (76,275)      32,022
Conversion of preferred stock ............        (126)                                                        --
Issuance of common stock in connection
  with initial public offering, net.......      91,347                                                     91,389
Issuance of common stock in connection
  with secondary public offering, net.....      70,783                                                     70,810
Issuance of common stock in connection
  with business acquisitions..............     172,886                                                    172,925
Issuance of common stock and warrants
  to NBC..................................      19,965        (15,498)        (4,483)                          --
Issuance of common stock in connection
  with the exercise of stock options
  and warrants............................         965                                                        968
Issuance of stock options to employees,
  consultants and directors...............       2,618                        (2,618)                          --
Deemed dividend ..........................      23,612                                       (23,612)          --
Amortization of unearned compensation and
  deferred advertising costs..............                                     4,862                        4,862
Repayment of stockholder note receivable .                      3,875                                       3,875
Net loss .................................                                                   (93,001)     (93,001)
                                              --------       --------        -------       ---------    ---------
Balance at December 31, 1999 .............     494,899        (12,188)        (6,269)       (192,888)     283,850
Additional costs in connection with
  secondary public offering...............        (451)                                                      (451)
Issuance of common stock in connection
  with the exercise of stock options......         897                                                        898
Extension of stock option life ...........         413                                                        413
Notes receivable due from stockholders in
  connection with exercise of options.....                       (166)                                       (166)
Amortization of unearned compensation and
  deferred advertising costs..............                                     3,044                        3,044
Repayment of stockholders' notes
   receivable.............................                      5,206                                       5,206
Net loss .................................                                                  (191,428)    (191,428)
                                              --------       --------        -------       ---------    ---------
Balance at December 31, 2000                  $495,758       $ (7,148)       $(3,225)      $(384,316)   $ 101,366
                                              ========       ========        =======       =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                                        Year ended December 31,
                                                                                                   --------------------------------
                                                                                                      2000        1999       1998
                                                                                                   ---------    --------   --------
Cash flows from operating activities:
 Net loss excluding preferred stock deemed dividend............................................    $(191,428)   $(93,001)  $(43,654)
Adjustments to reconcile net loss to net cash used in operating activities:
 Loss from discontinued operations.............................................................        4,863      10,871      1,794
 Loss on disposal of iBaby, Inc................................................................        7,059          --         --
 Expense recognized in connection with issuance of warrants and
   stock options...............................................................................        3,457       4,862        256
 Write-down of note receivable and investments.................................................       13,496          --         --
 Impairment of goodwill........................................................................       98,056          --         --
 Depreciation and amortization.................................................................       37,681      25,720      5,500
 Deferred rent.................................................................................         (170)         --         --
 Bad debt expense..............................................................................          277         500        855
 Loss from affiliate...........................................................................          422          --         --
 Loss on sale of Web site......................................................................           --          --        504
 Minority interest.............................................................................           --          --       (587)
Changes in operating assets and liabilities:
 Accounts receivable...........................................................................       (1,521)     (3,393)    (1,833)
 Restricted cash and other assets..............................................................       (9,633)     (2,979)      (310)
 Accounts payable and accrued expenses.........................................................        4,396        (635)     4,758
 Deferred revenue..............................................................................       (6,345)      9,583      1,906
 Other liabilities.............................................................................           --        (157)      (170)
                                                                                                   ---------    --------   --------
Net cash used in operating activities of continuing operations.................................      (39,390)    (48,629)   (30,981)
                                                                                                   ---------    --------   --------
Cash flows from investing activities:
 Purchase of fixed assets......................................................................      (16,745)     (3,922)    (5,001)
 Acquisitions of businesses and Web sites......................................................           --     (21,475)    (1,040)
 Investment in marketable and non-marketable securities........................................       (1,000)     (7,500)        --
 Proceeds from sale of Web site................................................................           --          --        600
                                                                                                   ---------    --------   --------
Net cash used in investing activities of continuing operations.................................      (17,745)    (32,897)    (5,441)
                                                                                                   ---------    --------   --------
Cash flows from financing activities:
 (Payments) proceeds from issuance of common stock, net........................................         (451)    162,199        227
 Proceeds from issuance of convertible preferred stock, net....................................           --          --     63,583
 Proceeds from exercise of stock options.......................................................          730         968         --
 Principal payments on capital leases..........................................................           --        (136)      (250)
 Principal payments on stockholders' note receivable...........................................        5,206       3,875         --
 Issuance of stockholder note receivable.......................................................           --          --       (500)
                                                                                                   ---------    --------   --------
Net cash provided by financing activities of continuing operations.............................        5,485     166,906     63,060
                                                                                                   ---------    --------   --------
Cash used in discontinued operations...........................................................       (5,397)    (10,195)      (148)
Net (decrease) increase in cash for the period.................................................      (57,047)     75,185     26,490
Cash and cash equivalents, beginning of period.................................................      106,010      30,825      4,335
                                                                                                   ---------    --------   --------
Cash and cash equivalents, end of period.......................................................    $  48,963    $106,010   $ 30,825
                                                                                                   =========    ========   ========
Cash paid during the period for interest.......................................................    $      78    $     25   $     37
                                                                                                   =========    ========   ========


Supplemental disclosure of non-cash investing and financing activities:
     During 1998, iVillage recorded a liability of $1.0 million in connection with a contingent payment to be provided to the prior owners of Health ResponseAbility Systems, Inc.
     During 1999, iVillage issued Series E convertible preferred stock in exchange for a note (see Note 5).
     During 1999, in connection with the Company's IPO, all preferred stock was converted into common stock (see Notes 1 and 10).
     During 1999, iVillage acquired several companies and a Web site domain name through the issuance of stock (see Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Organization and Basis of Presentation

   iVillage Inc. was incorporated in the State of Delaware on June 8, 1995 and commenced operations on July 1, 1995. iVillage is a media company, that operates iVillage.com, Lamaze Publishing and the Newborn Channel. iVillage.com is a leading women's online destination providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network in over 1,000 hospitals nationwide.

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

   The Company has sustained net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to achieve profitable operations and/or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that the Company will achieve profitable operations or that it will be able to raise adequate financing from other sources. Management believes that its current funds will be sufficient to enable the Company to meet its planned expenditures through at least December 31, 2001. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources, if such resources were not available on terms acceptable to the Company.

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

Note 2 -- Significant Accounting Policies and Procedures

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated.

 Revenue Recognition

   To date, the Company's revenues have been derived primarily from the sale of sponsorship and advertising contracts.

   Sponsorship revenues are derived principally from contracts ranging from one to three years. Sponsorships are designed to support the customer's broad marketing objectives, including brand promotion, awareness, product introductions and online research. Sponsorship agreements typically include the delivery of impressions on iVillage's Web sites and occasionally the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include banner advertisements, links, buttons, or other text or images. As part of certain sponsorship agreements, sponsors who also sell products may provide the Company with a commission on sales of their products generated through iVillage's Web site. To date, these amounts have not been significant.

                         iVILLAGE INC. AND SUBSIDIARIES

   Advertising revenues are derived principally from short-term advertising contracts in which the Company typically guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee.

   Sponsorship and advertising revenues are recognized ratably over the period in which the advertisement is displayed, provided that the Company has no continuing obligations and collection of the receivable is reasonably assured, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, iVillage defers recognition of the corresponding revenues until the guaranteed impressions are achieved. Sponsorship and advertising revenues were approximately 92%, 95% and 100% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

   Included in sponsorship and advertising revenues are revenues from advertising placements in Lamaze Publishing's publications, videos, websites and satellite broadcasts on the Newborn Channel. In addition, revenues are generated through a sampling and coupon program which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant mothers.

   Sponsorship and advertising revenues also include barter revenues, which represent exchanges by the Company of advertising space on the Company's Web sites for reciprocal advertising space or traffic on other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon the Company's recent historical practice of receiving cash for similar advertisements. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are recognized at the value of advertisements received when the Company's advertisements are displayed on the reciprocal Web sites or properties, which is typically in the same period as when advertisements are displayed on iVillage.com and its affiliated properties, and are included as part of sales and marketing expenses. Revenues from barter transactions were approximately $3.6 million, $3.3 million, and $3.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   Other revenue primarily includes licensing revenue. The Company receives revenue from the licensing of portions of the Company's content, and such fees are recognized on a straight-line basis over the term of the contract.

   In 2000, 1999, and 1998, respectively, revenues from the Company's five largest advertisers accounted for approximately 23%, 20%, and 20% of total revenues, however, no one advertiser accounted for greater than 10% of total revenues. At December 31, 2000 and 1998, one customer accounted for approximately 11% of the net accounts receivable. At December 31, 1999, no customer accounted for greater than 10% of the net accounts receivable.

 Cash and Cash Equivalents

   Cash and cash equivalents include money market accounts. The Company maintains its cash and cash equivalents in highly rated financial institutions.

 Restricted Cash

   At December 31, 1999, restricted cash includes money held in an escrow account for advertising expenses. This money was used in 2000. At December 31, 2000, restricted cash includes money held for a letter of credit securing a real estate lease for the Company's office space.

                         iVILLAGE INC. AND SUBSIDIARIES

 Fair Value of Financial Instruments

   The carrying amounts of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

 Inventory

   Inventory was stated at the lower of cost (first-in, first-out method) or market. Inventory consisted of finished goods for sale through the iBaby website.

 Fixed Assets

   Depreciation of equipment, furniture and fixtures, and computer software is provided for by the straight-line method over their estimated useful lives ranging from three to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions, and expenditures which extend the useful lives of existing assets are capitalized, and repairs and maintenance costs are charged to operations as incurred. The Company continually evaluates whether current events or circumstances warrant adjustments to the carrying value or estimated useful lives of fixed assets and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets."

 Goodwill and Intangible Assets

   Goodwill and intangible assets consist primarily of an advertiser list and the excess of the purchase price paid over the identified intangible and tangible net assets of acquired companies. Goodwill and intangible assets are amortized using the straight-line method over the period of expected benefit ranging from three to ten years. The Company assesses the recoverability of its goodwill and intangible assets by determining whether the unamortized balance over its remaining life can be recovered through forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk associated when estimating future discounted cash flows. Future cash flows are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

 Investments

   The Company entered into certain equity investments for the promotion of business and strategic purposes. Management determined the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such investments at each balance sheet date. These investments are included in other assets in the consolidated balance sheet.

   The Company's marketable investments are classified as available-for-sale as of the balance sheet date and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. Non-marketable investments are recorded at the lower of cost or fair value. For all investment securities, unrealized losses that are determined to be other than temporary are recognized in calculating net income or loss.

   Included in the caption write-down of note receivable and investments in the consolidated statements of operations are approximately $8.4 million of losses recognized for the write down of the Company's marketable and non-marketable investments whose decline in value was determined to be other than temporary. (See PlanetRx below.)

                         iVILLAGE INC. AND SUBSIDIARIES

 PlanetRx

   In September 1999, iVillage paid approximately $7.5 million to PlanetRx.com for 371,103 shares of series D preferred stock of PlanetRx.com, which was converted into the same number of shares of PlanetRx.com common stock upon the closing of PlanetRx.com's initial public offering in October 1999. At June 30, 2000, the investment in PlanetRx.com was written down approximately $7.1 million, and at December 31, 2000 the investment was further written down approximately $0.3 million, to its estimated fair market value due to a decline in value deemed to be other than temporary.

   Additionally, in September 1999 iVillage entered into a content license agreement with PlanetRx.com for $7.5 million and a multi-year sponsorship agreement for $15.0 million. In June 2000, the Company's Sponsorship Agreement with PlanetRx.com was amended to reduce the aggregate value of the agreement to approximately $9.3 million, as well as reduce iVillage's obligations thereunder. In September 2000, the Company's Sponsorship Agreement with PlanetRx.com was further amended to reduce the aggregate value of the agreement to approximately $4.0 million and further reduce iVillage's obligations thereunder, and terminate the agreement as of December 31, 2000.

 Advertising Costs

   Advertising costs are expensed as incurred and are included in the sales and marketing lines in the accompanying consolidated statements of operations. Advertising costs included in sales and marketing were approximately $19.1 million, $40.4 million, and $3.5 million for the years ended December 31, 2000, 1999, and 1998, respectively. At December 31, 2000 and 1999 approximately $0.3 million and $0.5 million of advertising costs were prepaid, respectively.

 Web Site Development Costs

   During 2000, the Company adopted the consensus in the Financial Accounting Standards Board Emerging Issues Task Force (EITF) Issue No. 00-2, Accounting for Web Site Development Costs, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. During 2000, no development expenses were capitalized.

 Income Taxes

   The Company recognizes deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

 Reclassifications

   Within the consolidated statements of operations, the Company has made certain reclassifications to the prior year's expense amounts to conform to the presentation in 2000. None of the reclassifications impacted the Company's net loss or net loss per share attributable to common stockholders in any period. The reclassifications include the allocation of facility expenses from general and administrative expense to cost of revenues, product development and technology, and sales and marketing, and to present the operating results of iBaby, Inc. as a discontinued operation.

                         iVILLAGE INC. AND SUBSIDIARIES

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made by the Company include the write-down of marketable and non-marketable investments, the useful lives of fixed assets and the recoverability of fixed assets, goodwill, intangibles and deferred tax assets.

 Net Loss Per Share

   Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

   Stock options and warrants in the amount of 7,365,760, 5,901,637 and 2,690,263 shares for the years ended December 31, 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the periods presented.

 Comprehensive Income

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has had no other comprehensive income items to report.

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

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the SEC, however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. SAB 101 did not have an impact on the Company's revenue recognition policies.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25." FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 3 -- Fixed Assets

   Fixed assets consist of the following:

                                                                    December 31,
                                                                 ------------------
                                                                  2000       1999
                                                                --------    -------
                                                                   (in thousands)
   Computer equipment .......................................   $ 13,367    $10,770
   Capitalized software .....................................      3,707      3,354
   Hospital video equipment .................................      2,678      2,089
   Leasehold improvements ...................................     11,598      1,800
   Furniture and fixtures ...................................      3,506      1,559
                                                                --------    -------
                                                                  34,856     19,572
   Less, accumulated depreciation and amortization ..........    (14,799)    (9,555)
                                                                --------    -------
                                                                $ 20,057    $10,017
                                                                ========    =======


   Depreciation and amortization of fixed assets from continuing operations was approximately $5.5 million, $4.7 million and $2.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 4 -- Goodwill and Intangible Assets

   Goodwill and intangible assets at December 31, 2000 and 1999, consist of the following:

                                                  Lives       2000        1999
                                                 --------   --------    --------
                                                               (in thousands)
   Advertiser list...........................    10 years   $ 14,700    $ 14,700
   Licensing agreement.......................    10 years      2,900       2,900
   Workforce.................................     5 years        800         800
   Content...................................     3 years        600         600
   Goodwill..................................     3 years     53,145     100,824
   Goodwill..................................    10 years     21,736      83,751
                                                            --------    --------
                                                              93,881     203,575
   Less accumulated amortization.............                (57,449)    (28,432)
                                                            --------    --------
                                                            $ 36,432    $175,143
                                                            ========    ========


   The decrease in goodwill assets during 2000 was due primarily to the discontinuation of iBaby, Inc. operations (See note 6), and a charge of approximately $98.1 million, for the impairment of goodwill relating to certain 1999 acquisitions. The approximately $98.1 million charge consists of the following: OnLine Psychological Services, Inc. and Code Stone
Technologies, Inc. - $17.7 million, Lamaze Publishing - $62.0 million, and Family Point Inc. - $18.4 million. The remaining goodwill from the acquisitions of Astrology.Net and Lamaze Publishing will be fully amortized in February 2002 and August 2009, respectively.

   This non-cash charge represents the difference between the historical book value of the goodwill and the discounted estimated future cash flows expected from the related operations. The discounted future cash flows were determined using the best available estimates. iVillage estimated future cash flows based upon historical results, current projections and internal earnings targets, as well as business trends, prospects and market and economic conditions. The projected future cash flows were then discounted at a rate of 20% corresponding to iVillage's estimated cost of capital. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary from such estimates. Yearly amortization of the impaired goodwill was approximately $26.6 million.

                         iVILLAGE INC. AND SUBSIDIARIES

   Amortization expense for goodwill and intangible assets from continuing operations for the years ended December 31, 2000, 1999 and 1998 was approximately $32.2 million, $21.0 million and $2.9 million, respectively.

Note 5 -- Related-Party Transactions

 AOL

   In July 1997, iVillage entered into an interactive services agreement with AOL whereby the Company received anchor tenant distribution within the AOL service. This agreement superseded any prior agreements between the Company and AOL. The AOL Agreement, which was due to expire on February 28, 1999, provided both parties with the right to extend the agreement. In consideration for AOL carrying certain channels of the Company, the Company receiving guaranteed impressions and other services, the Company was obligated to pay AOL monthly payments of approximately $229,000 until September 1, 1998 and approximately $201,000 thereafter until February 28, 1999, make certain additional payments based on revenues and provide in-kind commitments to AOL which primarily consisted of the mentioning of "AOL Keyword: iVillage" within iVillage advertisements and other promotions. These in-kind commitments were not valued as part of the obligation to AOL as no incremental costs were incurred and fair value could not be reasonably determined.

   In January 1998, iVillage entered into a shopping channel promotional agreement with AOL (the "Shopping Channel Agreement"), whereby AOL agreed to promote iVillage and its services on the AOL shopping channel and provide access to iVillage's online sites. The Shopping Channel Agreement provided for monthly installments of $10,417 paid to AOL through December 31, 1998. The Shopping Channel Agreement was amended in October 1998, at which time the monthly payment increased to approximately $10,833 and the agreement was extended to October 1999.

   On December 31, 1998, the Company entered into an interactive services agreement with AOL (the "1998 AOL Agreement"), which superseded the 1997 AOL Agreement. The 1998 AOL Agreement expired on December 31, 2000 and allowed both parties to extend the term of the agreement for an additional year. The 1998 AOL Agreement provided for the Company to receive anchor tenant distribution on certain AOL channels, guaranteed impressions, and other services. In consideration for such services the Company was obligated to (i) pay AOL minimum quarterly payments of approximately $921,000 until March 31, 1999, approximately $611,000 from April 1, 1999 through December 31, 1999 and approximately $807,000 from January 1, 2000 through December 31, 2000, and
(ii) provide up to $2 million of advertising to AOL, as defined in the 1998 AOL Agreement. At December 31, 2000 and 1999 no amounts were owed to AOL in connection with the 1998 AOL Agreement. Subsequent to December 31, 2000, the Company has extended the 1998 AOL Agreement on a month-to-month basis for a monthly fee of $268,908 and is currently in negotiations with AOL to amend the 1998 AOL Agreement.

   On February 20, 2000, the Company executed an addendum to the 1998 AOL Agreement (the "Astrology AOL Agreement"), under which AOL will distribute through the AOL network a customized version of the Company's Astrology.Net Website and content, and provide guaranteed impressions, and other services. In consideration for such services the Company is obligated to (i) pay AOL monthly installments of $22,500 until June 6, 2000, an upfront payment of $700,000 in June 2000, and (6) six quarterly installments of $350,000 commencing on September 6, 2000. The Astrology AOL Agreement expires on June 5, 2002. At December 31, 2000, no amounts were owed to AOL in connection with the Astrology AOL Agreement, however, the Company recorded a prepaid expense of approximately $583,000 as a result of advance payments.

   The Company estimates that a significant portion of its traffic is derived from AOL and if the financial condition and operations of AOL were to deteriorate significantly, or if the traffic to the Company's site
                         iVILLAGE INC. AND SUBSIDIARIES
generated by AOL were to substantially decrease, the Company's advertising revenues could be adversely affected.

 NBC

   During 1998, as amended in March 1999, the Company entered into a stock purchase agreement with NBC pursuant to which iVillage issued shares of Series E Convertible Preferred Stock ("Series E") and warrants to purchase 970,874 shares of Series E and 813,003 shares of Series E during 2000 and 2001, respectively, in exchange for a promissory note of approximately $15.5 million. The note, which bears interest at the rate of 5% per annum, is payable in twelve installments of approximately $1.4 million, payable quarterly, beginning April 1, 1999. In connection with the IPO and the reverse stock split, the shares of Series E and Series E warrants were converted into 1,629,676 shares of common stock and warrants to purchase 323,625 shares of common stock at $15.45 per share and 271,003 shares of common stock at $18.45 per share, respectively.

   In addition, iVillage agreed to purchase, for cash, $13.5 million of advertising and promotional spots during 1999 and $8.5 million per annum during 2000 and 2001, respectively. iVillage also agreed to pay $1.1 million during 1999 for prominent placement on the NBC.com Web site. During 2000 and 1999, approximately $4.8 million and $13.9 million was paid to NBC, respectively. (See Note 13)

   Under the revised agreement and in accordance with EITF D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Non-detachable Conversion Feature," the $23.6 million difference between the purchase price of the Series E and the fair market value on the date of issuance has been accounted for as a deemed dividend and amortized using the effective interest method from the date of issuance through the date the Company completed its IPO (the date of conversion into common stock). In addition, the fair value of the warrants of approximately $8.4 million, was recorded in stockholders' equity as deferred advertising costs and is being amortized over the three-year advertising agreement. The fair value of the warrants was determined using the Black-Scholes option pricing model.

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

   During 1999 and 1998, the Company had sponsorship and advertising agreements with Intel Corp., a stockholder, which generated revenues of approximately $268,000 and $130,000, respectively. As of December 31, 1999, the Company was owed approximately $38,000 from this stockholder.

   In November 1998, iVillage entered into a one-year content distribution agreement with Cox Interactive Media ("Cox"), a stockholder, whereby iVillage agreed to provide content for Cox's Web sites in return for displaying the iVillage logo on the Cox Web sites and establishing links on the Cox Web sites to iVillage's network.

 Officer Loan Receivable

   In June 1998, the Company accepted a non-recourse promissory note in the principal amount of $500,000 (the "Note") from its then chief executive officer ("CEO"). The Note is collateralized by 20,000 shares of the Company's common stock which is held by the Company. Interest is payable annually on December 31 of each year, commencing December 31, 1998, at the rate of 5.58%. During 2000, the maturity date of the outstanding principal balance on the Note was extended to December 31, 2002, from the initial maturity date of June 5, 2001. As of December 31, 2000 and 1999, the former CEO has borrowed $500,000
                         iVILLAGE INC. AND SUBSIDIARIES
under the note, which is recorded as a stockholder note receivable and classified as a reduction of equity. Payments received in 1999 for interest totaled $12,400. Subsequent to December 31, 2000, the Company received an interest payment for $27,900.

Note 6 -- Business Acquisitions and Dispositions

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

 iBaby

   In April 1998, the Company entered into a joint venture agreement (the "iBaby Agreement") with Ourbaby, LLC, a California limited liability company, to form iBaby, Inc., a Delaware corporation ("iBaby"). The Company purchased 1,000,000 shares of iBaby for approximately $1.35 million and for the delivery of certain promotional rights, including impressions on the iVillage web site. In connection with the acquisition, the Company recorded approximately $500,000 of goodwill to be amortized over a period of three years.

   In March 1999, the Company purchased the remaining outstanding shares of iBaby pursuant to a Rights Agreement dated as of April 8, 1998 and as subsequently amended on February 10, 1999. The aggregate purchase price of $10.8 million consisted of (i) $8 million in cash, of which $1.5 million was paid on February 12, 1999 and $6.5 million was paid on March 25, 1999 and (ii) 125,448 shares of the Company's common stock. The difference between the purchase price and the fair value of the acquired minority interest in iBaby was recorded as goodwill and was being amortized over the period of expected benefit, which was estimated at three years.

   The cost of this acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

      Working capital ...............................................   $  (453)
      Fixed assets ..................................................       399
      Goodwill ......................................................    11,064
                                                                        -------
                                                                        $11,010
                                                                        =======


   In June 2000, the Company decided to discontinue the operations of iBaby, Inc. The company recorded a loss on disposal of approximately $7.1 million, which includes a loss on sale of assets of approximately $3.6 million and an estimated loss from operations during the phase - out period of approximately $3.4 million. Results of these operations have been classified as discontinued operations and all prior period results have been reclassified.

                         iVILLAGE INC. AND SUBSIDIARIES

   In July 2000, the Company sold certain assets of iBaby, Inc. to Babygear.com, Inc. Under the Asset Purchase Agreement dated July 6, 2000, the Company received a convertible promissory note of approximately $9.7 million. Pursuant to the terms of the Asset Purchase Agreement, in October 2000 the note was converted into 890,198 shares of Babygear.com Series C Convertible Preferred Stock. Subsequent to the conversion of the note, Babygear.com filed for bankruptcy.

   In calculating the loss on sale of assets, the Company valued the note at $5.1 million as of June 30, 2000, due to uncertainties surrounding the recoverability of the convertible note. At September 30, 2000, the convertible note was fully reserved due to uncertainties surrounding Babygear.com's ability to sustain their operations, and is included in the caption write-down of note receivable and investments in the consolidated statements of operations.

   The loss on sale of assets was calculated as follows (in thousands):

      Estimated value of convertible promissory note.......................    $ 5,100
      Inventory............................................................     (1,707)
      Fixed assets, net....................................................       (780)
      Goodwill, net........................................................     (6,231)
                                                                               -------
      Loss on sale of iBaby, Inc. assets...................................    $(3,618)
                                                                               =======


   Net revenue and loss from discontinued operations are as follows (in thousands):

                                                          2000        1999       1998
                                                        --------    --------   -------
      Net revenue ...................................   $  4,891    $  7,986   $ 2,561
                                                        --------    --------   -------
      Loss from discontinued operations, including
       loss on disposal .............................   $(11,922)   $(10,871)  $(1,794)
                                                        ========    ========   =======


   Net current liabilities of discontinued operations as of December 31, 2000 are as follows (in thousands):

      Other current assets...................................................    $   6
      Accounts payable and accrued expenses..................................     (888)
                                                                                 -----
      Net current liabilities of discontinued operations.....................    $(882)
                                                                                 =====


   Non-current assets of discontinued operations as of December 31, 2000 are as follows (in thousands):

      Other assets............................................................    $ 56
                                                                                  ----
      Non-current assets of discontinued operations...........................    $ 56
                                                                                  ====


   The net assets of iBaby, Inc. as of December 31, 1999 are as follows (in thousands):

      Inventory............................................................    $ 2,332
      Other current assets.................................................        657
      Fixed assets, net....................................................      1,313
      Goodwill, net........................................................      8,118
      Other assets.........................................................         56
      Accounts payable and accrued expenses................................     (1,662)
                                                                               -------
      Net assets of iBaby, Inc.............................................    $10,814
                                                                               =======

                         iVILLAGE INC. AND SUBSIDIARIES

 Astrology.Net

   On February 18, 1999, iVillage acquired all of the outstanding stock of KnowledgeWeb, Inc. d/b/a Astrology.Net, an Internet content provider, in exchange for 802,125 shares of iVillage common stock and approximately $1.2 million in cash. The acquisition was accounted for using the purchase method of accounting, with a purchase price of approximately $21.0 million based on the $24.00 initial public offering price of iVillage's common stock and an estimate for the value of Astrology.Net options assumed by iVillage. The difference between the purchase price and the fair value of the acquired net assets of Astrology.Net was recorded as goodwill and is being amortized over the period of expected benefit, which is estimated to be three years.

   Of the 802,125 shares of common stock, (i) 326,331 shares were issued at the closing, (ii) 75,000 shares were issued into escrow for 18 months to cover possible indemnification claims, and (iii) the remaining 400,794 shares were issued subject to earnout restrictions over five years.

   The first 75,000 shares to be released under the earnout will be placed into the indemnification escrow. The earnout shares will be released as Astrology.Net meets certain revenue targets during the three years following closing. Any earnout shares not released during the first three years will be released five years from closing. Through December 31, 2000 and 1999, 400,794 earnout shares and 150,592 earnout shares have been released, respectively. In addition, all outstanding options to purchase Astrology.Net common stock were converted into options to purchase 31,208 shares of iVillage common stock. The Agreement provides for employment, non-compete and stock option agreements for the founding stockholders of Astrology.Net.

   iVillage also issued to the founding stockholders of Astrology.Net options to purchase 150,000 shares of iVillage common stock at an exercise price equal to $24.00 per share. These options are contingent on continued employment with Astrology.Net and vest over a period of seven years, with accelerated vesting dependent on Astrology.Net meeting certain revenue targets.

   The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

        Working capital ......................................................   $  (158)
        Fixed assets .........................................................       145
        Goodwill .............................................................    21,042
                                                                                 -------
                                                                                 $21,029
                                                                                 =======


 OnLine Psych and Code Stone

   On June 30, 1999, iVillage acquired OnLine Psychological Services, Inc. ("OnLine Psych") and Code Stone Technologies, Inc. OnLine Psych operates a Web site focusing on mental health issues while Code Stone provides much of the interactive technology used on OnLine Psych's Web site.

   The aggregate purchase price was approximately $30.0 million, consisting of $1.5 million cash and approximately 577,000 shares of iVillage common stock, valued under the purchase method of accounting. The cost of the acquisition was allocated primarily to goodwill and is being amortized over the period of expected benefit, which is estimated to be three years. (See Note 4)

   iVillage also issued options to purchase shares of iVillage common stock to certain employees of OnLine Psych. The options, which are contingent upon continued employment with OnLine Psych, vest over a period of seven years, with accelerated vesting dependent on OnLine Psych meeting certain revenue and other performance targets.

                         iVILLAGE INC. AND SUBSIDIARIES

 Lamaze Publishing

   On August 20, 1999, iVillage acquired all the outstanding stock of Lamaze Publishing, a multimedia provider of education information to expectant and new mothers. The aggregate purchase price consisted of approximately 1,750,000 shares of the Company's common stock, subject to certain adjustments, and approximately $5.0 million to repay outstanding debt. The difference between the aggregate purchase price of approximately $102.3 million and the fair value of the acquired net assets of Lamaze Publishing has been recorded as intangible assets and goodwill and is being amortized over the period of expected benefit, which is estimated to be ten years. (See Note 4)

   The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

        Working capital .....................................................   $ (2,377)
        Fixed assets ........................................................      1,975
        Advertiser list .....................................................     14,700
        Licensing agreement .................................................      2,900
        Workforce ...........................................................        800
        Content .............................................................        600
        Goodwill ............................................................     83,751
                                                                                --------
                                                                                $102,349
                                                                                ========


 Family Point Inc.

   On August 31, 1999, iVillage acquired all of the outstanding stock of Family Point Inc., the operator of a leading online meeting place for families, friends and groups. The aggregate purchase price paid was approximately $24.4 million and consisted of $3.75 million cash and approximately 511,000 shares of the Company's common stock. The difference between the purchase price and the fair value of the acquired net assets of Family Point Inc. has been recorded as goodwill and is being amortized over the period of expected benefit, which is estimated to be three years. (See Note 4)

   In October 1999, iVillage paid $4.5 million, consisting of approximately $750,000 cash and approximately 101,000 shares of iVillage common stock, to the former stockholders of Family Point as a purchase price adjustment pursuant to the acquisition agreement based on Family Point's satisfaction of certain performance thresholds.

   The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

        Working capital ......................................................   $  (470)
        Fixed assets .........................................................       485
        Goodwill .............................................................    28,894
                                                                                 -------
                                                                                 $28,909
                                                                                 =======


   The accompanying unaudited pro forma summary presents consolidated results of operations for all of the acquisitions of the Company during 1999 discussed above as if they had occurred on January 1, 1999. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                         iVILLAGE INC. AND SUBSIDIARIES


                                                                          1999
                                                               -------------------------
                                                               (in thousands, except per
                                                                      share data)
        Revenues ...........................................           $  53,409
                                                                       =========
        Net loss ...........................................           $(137,685)
                                                                       =========
        Net loss per share .................................           $   (5.72)
                                                                       =========


Note 7 -- Detail of Certain Balance Sheet Accounts

                                                                   2000      1999
                                                                 -------    -------
                                                                   (in thousands)
   Other current assets:
      Prepaid expenses........................................   $ 3,179    $ 2,487
      Reimbursement of certain construction costs.............     5,349         --
      Prepaid advertising.....................................       250        514
      Due from affiliate......................................       565         --
      Other...................................................       357        192
                                                                 -------    -------
                                                                 $ 9,700    $ 3,193
                                                                 =======    =======
   Accounts payable and accrued expenses:
      Accounts payable........................................   $ 4,754    $ 5,231
      Sales commissions, payroll and related benefits.........     7,305      6,142
      Advertising expenses....................................     1,362        861
      Professional fees.......................................     1,144        655
      Due to affiliates.......................................       899         --
      Other...................................................     3,231      3,327
                                                                 -------    -------
                                                                 $18,695    $16,216
                                                                 =======    =======


Note 8 -- Stock Option Plans

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

   The exercise price of all of the options under the ESOP ranges from $2.48- $72.92, and is determined based upon the fair market value of iVillage's common stock on the date of grant. Generally, the options vest 25% after one year, and then 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every three months, and expire 5-10 years from the date of grant.

                         iVILLAGE INC. AND SUBSIDIARIES

   As of December 31, 2000, there were 558,193 shares available for future grants under the ESOP.

 1997 Amended and Restated Acquisition Stock Option Plan

   In May 1997, the Company's Board of Directors and stockholders adopted the Company's 1997 Amended and Restated Acquisition Stock Option Plan (the "ASOP"). The ASOP provides for the granting, at the discretion of the SOC, of:
(i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Code, as amended, to directors who are employees of the Company or any of its subsidiaries, or as part of one or more of such acquisitions and (ii) options not intended to so qualify to employees, officers, consultants and directors of the Company, or as part of one or more of such acquisitions. The total number of shares of common stock for which options may be granted under the ASOP is 360,726.

   The exercise price of all stock options granted under the ASOP is determined by the SOC at the time of grant. The maximum term of each option granted under the ASOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

   Generally, the options vest 25% after one year, and then 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every three months, and expire 7-10 years from the date of grant. The exercise price of all of the options under the ASOP ranges from $1.76 to $6.00, and is determined based upon the fair market value of the Company's common stock on the date of grant.

   As of December 31, 2000, no shares were available for future grants under the ASOP.

 1999 Employee Stock Option Plan

   In 1999, iVillage's Board of Directors and stockholders adopted the Company's Amended and Restated 1999 Employee Stock Option Plan (the "1999 ESOP"). The 1999 ESOP provides for the granting, at the discretion of the SOC, of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Code, as amended, to employees and
(ii) options not intended to so qualify to employees, officers, consultants, and directors. The total number of shares of common stock for which options may be granted under the 1999 ESOP is 2,840,163.

   The exercise price of all stock options granted under the 1999 ESOP is determined by the SOC at the time of grant. The maximum term of each option granted under the 1999 ESOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

   The exercise price of all of the options under the 1999 ESOP ranges from $3.94-$113.75, and is determined based upon the fair market value of iVillage's common stock on the date of grant. Generally, the options vest 25% after one year, and then 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every three months, and expire 5-10 years from the date of grant.

   As of December 31, 2000, there were 1,211,517 shares available for future grants under the 1999 ESOP.

 1999 Acquisition Stock Option Plan

   In 1999, the Company's Board of Directors and stockholders adopted the Company's 1999 Acquisition Stock Option Plan (the "1999 ASOP"). The 1999 ASOP provides for the granting, at the discretion of the SOC, of: (i) options that are intended to qualify as incentive stock options, within the meaning of
Section 422 of the Code, as amended, to employees of the Company or any of its subsidiaries, or as part of one or more of such acquisitions and (ii) options not intended to so qualify to employees, officers, consultants, and
                         iVILLAGE INC. AND SUBSIDIARIES
directors of the Company, or as part of one or more of such acquisitions. The total number of shares of common stock for which options may be granted under the 1999 ASOP is 333,333.

   The exercise price of all stock options granted under the 1999 ASOP is determined by the SOC at the time of grant. The maximum term of each option granted under the 1999 ASOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

   Generally, the options vest 25% after one year, and then 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every three months, and expire 7-10 years from the date of grant The exercise price of all of the options under the 1999 ASOP ranges from $5.10-$50.25, and is determined based upon the fair market value of iVillage's common stock on the date of grant.

   As of December 31, 2000, there were 79,592 shares available for future grants under the 1999 ASOP.

 1999 Non-Qualified Stock Option Plan

   In 1999, iVillage's Board of Directors adopted the Company's 1999 Non-Qualified Stock Option Plan (the "NQSOP"). The NQSOP provides for the granting, at the discretion of the SOC, of options to employees. The total number of shares of common stock for which options may be granted under the NQSOP is 4,182,000.

   The exercise price of all stock options granted under the NQSOP is determined by the SOC at the time of grant. The maximum term of each option granted under the NQSOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

   The exercise price of all of the options under the NQSOP ranges from $1.25- $25.38, and is determined based upon the fair market value of iVillage's common stock on the date of grant. The options vest 25% after one year, and then 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every three months, and expire 10 years from the date of grant.

   As of December 31, 2000, there were 972,029 shares available for future grants under the NQSOP.

 Director Option Plan

   In 1999, the Company's Board of Directors and stockholders adopted the Company's 1999 Director Option Plan ("DOP"). The DOP provides for the automatic grant of 1,666 non-qualified stock options to non-employee members of the Company's Board of Directors on the date of each annual stockholders' meeting. The total number of shares of common stock for which options may be granted under the DOP is 133,333.

   The exercise price of all stock options granted under the DOP is the fair market value at the time of grant. The maximum term of each option under the DOP is 10 years from the date of grant.

   The exercise price of all of the options under the DOP ranges from $7.50 to $25.38, and is determined based upon the fair market value of the Company's common stock on the date of grant. Generally, the options vest 25% on each anniversary of the grant date.

   As of December 31, 2000, 48,339 shares were available for future grants under the DOP.

                         iVILLAGE INC. AND SUBSIDIARIES

   A summary of the status and activity of all of the Company's stock option plans is as follows:

                                                                       Weighted
                                                                   Average Exercise
                                                       Options     Price Per Share
                                                     ----------    ----------------
   Outstanding, January 1, 1998 ..................      889,190         $ 4.97
   Granted .......................................    1,608,997         $ 6.35
   Exercised .....................................       (1,249)        $ 5.10
   Expired/Canceled ..............................     (232,673)        $ 4.99
                                                     ----------         ------
   Outstanding, December 31, 1998 ................    2,264,265         $ 5.95
   Granted .......................................    3,229,605         $27.38
   Exercised .....................................     (235,703)        $ 5.37
   Expired/Canceled ..............................     (346,964)        $17.28
                                                     ----------         ------
   Outstanding, December 31, 1999 ................    4,911,203         $19.27
   Granted .......................................    4,199,112         $ 7.90
   Exercised .....................................     (114,992)        $ 5.18
   Canceled ......................................   (2,575,099)        $18.07
                                                     ----------         ------
   Outstanding, December 31, 2000 ................    6,420,224         $12.53
                                                     ==========         ======
   Options exercisable at December 31, 2000 ......    1,851,947         $14.76
                                                     ==========         ======
   Options exercisable at December 31, 1999 ......    1,400,967         $10.57
                                                     ==========         ======
   Options exercisable at December 31, 1998 ......      592,283         $ 5.19
                                                     ==========         ======


   Information about stock options outstanding as of December 31, 2000 is as follows:

                                                                Options Outstanding                Options Exercisable
                                                    ------------------------------------------    ----------------------
                                                       Number          Weighted       Weighted      Number      Weighted
                                                    Outstanding        Average         Average    Exercisable    Average
                                                         at           Remaining       Exercise        at        Exercise
          Actual Range of Exercise Prices             12/31/00     Contractual Life     Price      12/31/00       Price
    ---------------------------------------------   -----------    ----------------   --------    -----------   --------
   $  1.25 - $  1.76 ............................    1,349,901           8.4           $  1.26        24,849     $  1.66
   $  2.48 - $  3.50 ............................      257,515           9.1           $  3.33        53,957     $  2.76
   $  3.94 - $  5.10 ............................      803,306           6.0           $  5.07       570,403     $  5.10
   $  6.00 - $  8.96 ............................    1,462,892           5.5           $  6.96       391,841     $  6.44
   $  9.45 - $ 13.56 ............................      202,752           6.4           $ 11.88        49,187     $  9.45
   $ 15.25 - $ 22.19 ............................      453,055           6.1           $ 17.58         6,045     $ 15.41
   $ 23.44 - $ 34.13 ............................    1,571,305           6.4           $ 24.89       644,980     $ 25.12
   $ 35.94 - $ 50.25 ............................      307,840           5.5           $ 43.24       105,982     $ 43.34
   $ 55.25 - $ 72.94 ............................        8,459           5.1           $ 64.71         3,427     $ 66.01
   $ 94.94 - $113.75 ............................        3,199           5.0           $102.06         1,276     $101.84
                                                     ---------           ---           -------     ---------     -------
                                                     6,420,224           6.6           $ 12.53     1,851,947     $ 14.76
                                                     =========           ===           =======     =========     =======

                         iVILLAGE INC. AND SUBSIDIARIES

 Stock-Based Compensation

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option issuances. The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock options been determined based on the fair value of the stock options at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                                                                          December 31,
                                                                                               ---------------------------------
                                                                                                  2000        1999        1998
                                                                                               ---------    ---------   --------
                                                                                               ($ in thousands, except per share
                                                                                                             data)
   Net loss - as reported ..................................................................   $(191,428)   $(116,613)  $(43,654)
                                                                                               =========    =========   ========
   Net loss - pro forma ....................................................................   $(199,140)   $(123,771)  $(44,213)
                                                                                               =========    =========   ========
   Net loss attributable to common stockholders per share - as reported ....................   $   (6.45)   $   (5.58)  $ (21.11)
                                                                                               =========    =========   ========
   Net loss attributable to common stockholders per share - pro forma ......................   $   (6.71)   $   (5.92)  $ (21.38)
                                                                                               =========    =========   ========


   Because options vest over several years and additional option grants are expected to be made in future years, the above pro forma results are not representative of the pro forma results for future years.

   Prior to the Company's initial public offering the fair value of each option grant was estimated using the minimum value method of the Black-Scholes option pricing model which assumes no volatility. The weighted average assumptions used for grants made in 2000, 1999 and 1998 are as follows:

                                                                                               Options granted during the
                                                                                                 year ended December 31,
                                                                                         ---------------------------------------
                                                                                          2000       1999       1999       1998
                                                                                         -------   --------    -------   -------
                                                                                                   Post-IPO    Pre-IPO
                                                                                                   --------    -------
   Risk-free interest rate...........................................................     6.04%      5.87%      4.86%      5.44%
   Expected option life..............................................................    4 years    4 years    5 years   5 years
   Dividend yield....................................................................     0.00%      0.00%      0.00%      0.00%
   Volatility........................................................................    110.00%    100.00%     0.00%      0.00%


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

   The exercise price of all stock options granted under the iBaby SOP was determined by the iBaby SOC at the time of grant. The maximum term of each option granted under the iBaby SOP was seven years from the date of grant. Options became exercisable at such time and in such installments as the iBaby SOC provided in the terms of each individual option.

   Under the iBaby SOP, options to purchase 110,059 shares of iBaby common stock were granted during the year ended December 31, 1998, with a weighted average exercise price per share of $2.68 and a weighted average remaining contractual life of 6.4 years. As of December 31, 1998, 184,059 shares remained available for future grants. In March 1999, in conjunction with the acquisition of the minority interest of iBaby (See
                         iVILLAGE INC. AND SUBSIDIARIES

Note 6), all outstanding options to purchase iBaby common stock were converted into options to purchase shares of iVillage common stock.

 Family Point Inc. Stock Option Plan

   In 1998, the Board of Directors and stockholders of Family Point Inc. adopted the Family Point Inc. Stock Option Plan ("Family Point SOP"). The Family Point SOP provided for the granting, at the discretion of the Family Point Stock Option Committee ("Family Point SOC") of: (i) options that are intended to qualify as incentive stock options, within the meaning of the Code, to employees and (ii) options not intended to so qualify to employees, officers, consultants and directors.

   The exercise price of all stock options granted under the Family Point SOP was determined by the Family Point SOC at the time of grant. The maximum term of each option granted under the Family Point SOP was ten years from the date of grant. Options became exercisable at such time and in such installments as the Family Point SOC provided in the terms of each individual option.

   Under the Family Point SOP, options to purchase 91,402 shares of Family Point common stock were granted from adoption through August 31, 1999, and as of August 31, 1999, 58,598 shares remained available for future grants. In August 1999, in conjunction with the acquisition of Family Point Inc. (See
Note 6), all outstanding options to purchase Family Point common stock were converted into options to purchase shares of iVillage common stock.

Note 9 -- Commitments and Contingencies

 Leases

   The Company leases office and warehouse space, and equipment, under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of December 31, 2000:

   Year ending December 31:                                          (in thousands)
   -------------------------                                         --------------
   2001..........................................................       $ 5,964
   2002..........................................................         5,127
   2003..........................................................         4,956
   2004..........................................................         4,961
   2005..........................................................         4,812
   Thereafter....................................................        43,470
                                                                        -------
                                                                        $69,290
                                                                        =======


   In March 2000, iVillage entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which the Company has consolidated its New York City operations. Pursuant to the terms of the lease, iVillage anticipates receiving approximately $5.3 million for reimbursement of certain construction expenses. The benefit of the reimbursement has been deferred and will be recognized ratably over the life of the lease. Subsequently, in January 2001, iVillage received a partial reimbursement of construction costs of approximately $3.8 million.

   Rent expense from continuing operations was approximately $4.4 million, $1.3 million, and $.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

 Joint Ventures

   On February 15, 2000, iVillage and a subsidiary of Unilever United States, Inc. ("Unilever") announced the formation of an independently managed company, Cooperative Beauty Ventures, LLC, to provide women
                         iVILLAGE INC. AND SUBSIDIARIES
with a focused community, an array of interactive, customized online services, beauty and personal care products and personalized product recommendations. Unilever and iVillage plan to provide cash, intellectual property, marketing and other resources. Unilever will provide capital as well as sponsorship and promotional initiatives. iVillage will provide its Beauty channel, capital, intellectual property, services and promotion. iVillage's funding obligations shall not exceed in the aggregate $1.5 million in calendar year 2000 and $2.0 million in calendar year 2001, however any unused funding for calendar year 2000 or 2001 may be carried over and used in calendar year 2001 or 2002, respectively. As of December 31, 2000, iVillage had not contributed any capital to the joint venture. During the year ended 2000, the Company recognized losses from the joint venture of approximately $0.4 million.

   Additionally, in February 2000 the Company entered into a multi-year advertising agreement with Unilever for $12.0 million.

   On July 19, 2000, iVillage, Tesco PLC, and Tesco.com announced the formation of an international joint venture, iVillage UK Limited, to serve the women's online market in the United Kingdom and the Republic of Ireland. iVillage UK Limited functions as an independently managed entity and provides women in the UK and the Republic of Ireland with a focused community and an array of interactive, customized online solutions and services including content channels, tools, planners, quizzes, message boards, chats and newsletters. Tesco provides capital of $18.0 million in cash over three years and promotional initiatives, and iVillage provides its brand, intellectual property, content and consulting services.

   In December 2000, the Company entered into an exclusive licensing and technology agreement with Hindustan Lever Limited to create a Web site targeting women in India. As part of the licensing agreement, Hindustan Lever Limited will pay an initial set-up fee for certain services and domain knowledge and iVillage will receive an annual royalty on any revenue generated. The agreement is subject to necessary regulatory approvals in India.

 Litigation

   The Company has been involved in litigation relating to claims arising out of its operation in the normal course of business, including a complaint filed by a real estate broker alleging breach of contract. The Company does not believe that an adverse outcome of any of these legal proceedings will have a material adverse effect on the Company's results of operations.

Note 10 -- Capital Stock

 Convertible Preferred Stock

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

                         iVILLAGE INC. AND SUBSIDIARIES

   As discussed in Note 1, in March 1999, upon the closing of the IPO, all classes of outstanding convertible preferred stock converted into common stock on a one for one ratio.

   As discussed in Notes 5 and above, as of December 31, 2000 and 1999, the Company has 945,536 and 990,434 warrants outstanding with a weighted average exercise price of $13.24 and $12.49 per share, respectively. On January 1, 2001, 323,625 warrants with an exercise price of $15.45 expired.

 Reverse Stock Split

   On March 11, 1999, the Board of Directors effected a one-for-three reverse common stock split. The Board also approved the adjustment of the common stock par value to $.01 per share. The share and per share information in the accompanying consolidated financial statements reflect the effect of this reverse stock split for all periods presented.

Note 11 -- Income Taxes

   The components of the net deferred tax asset as of December 31, 2000 and 1999 consist of the following:

                                                                 2000        1999
                                                               --------    --------
                                                                  (In thousands)
   Operating loss carryforward .............................   $ 80,380    $ 60,860
   Depreciation and amortization ...........................      2,734       2,685
   Bad debt allowance and reserves .........................        413         313
                                                               --------    --------
   Net deferred tax asset ..................................     83,527      63,858
   Less, valuation allowance ...............................    (83,527)    (63,858)
                                                               --------    --------
   Deferred tax asset ......................................   $     --    $     --
                                                               ========    ========


   The difference between the Company's U.S. federal statutory rate of 35%, as well as its state and local rate, net of a federal benefit, of 10%, when compared to the effective rate is principally comprised of the valuation allowance.

   As of December 31, 2000, the Company has a net operating loss carryforward for federal income tax purposes of approximately $196.0 million, which begin to expire in 2010. The net deferred tax asset has been fully reserved due to the uncertainty of the Company's ability to realize this asset in the future.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 12 -- Quarterly Results of Operations (unaudited)

   In June 2000, the Company decided to discontinue the operations of its iBaby, Inc. subsidiary. Results of these operations have been classified as discontinued operations and all prior period results have been restated. The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:


                                                     March 31    June 30    September 30    December 31
                                                     --------    --------   ------------    -----------
                                                           (in thousands, except per share data)
2000
Net revenues.....................................    $ 18,104    $ 19,392     $  20,191      $ 18,665
                                                     ========    ========     =========      ========
Net loss from continuing operations..............    $(22,282)   $(28,007)    $(119,371)     $ (9,845)
                                                     ========    ========     =========      ========
Net (loss) income from discontinued operations...    $ (2,885)   $ (9,251)    $     409      $   (195)
                                                     ========    ========     =========      ========
Net loss.........................................    $(25,167)   $(37,258)    $(118,962)     $(10,040)
                                                     ========    ========     =========      ========
Basic and diluted net loss per share from
  continuing operations..........................    $  (0.75)   $  (0.94)    $   (4.02)     $  (0.33)
                                                     ========    ========     =========      ========
Basic and diluted net (loss) income per share
  from discontinued operations...................    $  (0.10)   $  (0.31)    $    0.02      $  (0.01)
                                                     ========    ========     =========      ========
Basic and diluted net loss per share.............    $  (0.85)   $  (1.25)    $   (4.00)     $  (0.34)
                                                     ========    ========     =========      ========
1999
Net revenues.....................................    $  4,793    $  6,416     $   8,655      $ 16,712
                                                     ========    ========     =========      ========
Net loss from continuing operations..............    $(39,805)   $(14,958)    $ (24,935)     $(26,044)
                                                     ========    ========     =========      ========
Net loss from discontinued operations............    $ (1,367)   $ (2,145)    $  (3,471)     $ (3,888)
                                                     ========    ========     =========      ========
Net loss.........................................    $(41,172)   $(17,103)    $ (28,406)     $(29,932)
                                                     ========    ========     =========      ========
Basic and diluted net loss per share from
  continuing operations..........................    $  (2.18)   $  (0.63)    $   (0.98)     $  (0.91)
                                                     ========    ========     =========      ========
Basic and diluted net loss per share from
  discontinued operations........................    $  (0.07)   $  (0.09)    $   (0.14)     $  (0.13)
                                                     ========    ========     =========      ========
Basic and diluted net loss per share.............    $  (2.25)   $  (0.72)    $   (1.12)     $  (1.04)
                                                     ========    ========     =========      ========


Note 13 -- Subsequent Events

 Women.com

   On February 5, 2001, the Company signed a definitive agreement to acquire all outstanding shares of Women.com Networks, Inc. The overall transaction has an approximate aggregate value of $29.5 million. Under terms of the merger agreement, iVillage will issue 0.322 shares (subject to adjustment) of iVillage common stock for each share of Women.com common stock on the closing date of the acquisition, plus an aggregate amount of cash currently anticipated to be approximately $250,000.

   The acquisition is subject to the approval of iVillage's stockholders and Women.com's stockholders and other customary closing conditions.

   In addition, The Hearst Corporation and Women.com's other public stockholders will have the opportunity to invest an aggregate of $20 million in iVillage in exchange for approximately 9.3 million shares, and warrants to purchase an additional approximately 2.1 million shares, of iVillage common stock. The warrants are exercisable until December 31, 2004 at an exercise price of $.01, but only if the average
                         iVILLAGE INC. AND SUBSIDIARIES
closing market price of iVillage common stock, on any 15 consecutive trading days, has been above $3.75 per share. To the extent any of Women.com's other stockholders do not purchase their pro rata percentage of iVillage shares and warrants in this rights offering, The Hearst Corporation has agreed to purchase any such shortfall.

   The Hearst Corporation has also committed to purchase from iVillage between $15.0 and $21.0 million, of production and advertising services, over a three-year period.

 NBC

   In February 2001, the Company further amended its November 1998 agreement with NBC to provide for an extension of time during which iVillage must purchase its advertising or promotional spots on the NBC network. The revised terms require iVillage to purchase approximately $11.6 million of advertising promotional spots between January 30, 2001 and December 31, 2002, with $3.0 million of such spots being telecast during the year 2001 and approximately $8.6 million during the year 2002.

 Cooperative Beauty Ventures, LLC (Unaudited)

   In March 2001, iVillage purchased 30.1% of Cooperative Beauty Ventures, LLC (the "venture") from Unilever for $1.5 million increasing its ownership to 80.1%. The agreement provides that iVillage will fund the ongoing business and operations of the venture, but not to exceed $7.0 million, and terminates Unilever's funding obligation (see Note 9). Under certain circumstances, Unilever can exercise a "put" option to require iVillage to purchase Unilever's remaining ownership interest for fair value in the venture and iVillage, under certain circumstances, can exercise a "call" option to require Unilever to sell its remaining interest in the venture to iVillage for fair value. Also, under certain circumstances, Unilever can exercise a "call" option to purchase a portion of iVillage's membership interest in the venture for fair value, up to a limit of 50% of the ownership of the venture. As a result of the purchase transaction described above, iVillage gained operational control of the venture and the venture will be consolidated within iVillage's financial statements.

   In addition, iVillage amended its February 2000 advertising agreement with Unilever (see Note 9). The amendment increased Unilever's advertising purchase commitment to $14.5 million.

 Related-Party Transaction (Unaudited)

   As of April 1, 2001, iVillage and its former CEO amended their previous agreement to provide that the former CEO would resign as a member of iVillage's board of directors but would remain an iVillage employee available for special projects at the request of iVillage's Chief Executive Officer and board of directors through December 31, 2002. The former CEO received a one-time lump sum cash payment of $1,327,900 (less an overdue interest payment of $27,900 on her promissory note to iVillage) in lieu of the salary, bonus and other payments set forth in the October agreement and will receive a monthly salary of $3,433.33 (less set-offs for future interest payments on her promissory note) through December 31, 2002. The amendment also provided that the former CEO would surrender 333,334 iVillage stock options with an exercise price of $24.00 and 75,000 iVillage stock options with an exercise price of $17.17 to iVillage.

                                                                     SCHEDULE I

                         iVILLAGE INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                                                        Column A      Column B    Column C     Column D     Column E
                                                       ----------    ----------   --------    ----------   ----------
                                                                           Additions
                                                       Balance at    Charged to    Charged                 Balance at
                                                        Beginning    Costs and    to Other                     End
                                                        of Period     Expenses    Accounts    Deductions    of Period
                                                       ----------    ----------   --------    ----------   ----------
                                                                               (in thousands)
For the year ended December 31, 1998:
  Provision for doubtful accounts...................      $280          $855        $125(1)      $514(2)     $  746
                                                          ====          ====        ====         ====        ======
For the year ended December 31, 1999:
  Provision for doubtful accounts...................      $746          $500        $ --         $546(2)     $  700
                                                          ====          ====        ====         ====        ======
For the year ended December 31, 2000:
  Provision for doubtful accounts...................      $700          $277        $ 73(1)      $ 43(2)     $1,007
                                                          ====          ====        ====         ====        ======

- ---------------
(1) Doubtful accounts written off against revenue
(2) Doubtful accounts written off, net of cash received

   All other schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the notes thereto.

                                  EXHIBIT INDEX

Exhibit
Number        Description

 2.1 Agreement and Plan of Merger dated as of February 5, 2001 among the Registrant, Stanhope Acquisition Sub, LLC and Women.com Networks, Inc. (incorporated by reference from Exhibit 2.1 to Registration Statement File No. 333-56150).

 2.2 Amendment No. 1 to Agreement and Plan of Merger dated February 22, 2001, among the Registrant, Stanhope Acquisition Sub, LLC, and Women.com Networks, Inc. (incorporated by reference from Exhibit 2.2 to Registration Statement File No. 333-56150).

 3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to Registration Statement File No. 333-85437).

 3.2          By-Laws of the Registrant (incorporated by reference from Exhibit
              3.2 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2000, File No. 000-25469).

 4.1 Form of Registrant's common stock certificate (incorporated by reference from Exhibit 4.1 to Registration Statement File No. 333-68749).

 4.2          Form of Subscription Agreement (incorporated by reference from
              Exhibit 4.2 to Registration Statement File No. 333-56150).

 4.3 Form of Warrant (incorporated by reference from Exhibit 4.3 to Registration Statement File No. 333-56150).

 4.4          Form of Stockholder Agreement (included in Exhibit 10.33).

10.1 Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference from Exhibit 10.1 to Registration Statement File No. 333-68749).

10.2 1995 Amended and Restated Employee Stock Option Plan of the Registrant (incorporated by reference from Exhibit 10.2 to Registration Statement File No. 333-68749).

10.3 1997 Amended and Restated Acquisition Stock Option Plan of the Registrant (incorporated by reference from Exhibit 10.3 to Registration Statement File No. 333-68749).

10.4 Amended and Restated 1999 Employee Stock Option Plan of the Registrant (incorporated by reference from Exhibit 99.1 to Registration Statement File No. 333-31988).

10.5 1999 Director Option Plan of the Registrant (incorporated by reference from Exhibit 10.5 to Registration Statement File No. 333-85437).

10.6 1999 Employee Stock Purchase Plan of the Registrant (incorporated by reference from Exhibit 10.6 to Registration Statement File No. 333-85437).

10.7 1999 Acquisition Stock Option Plan of the Registrant (incorporated by reference from Exhibit 10.7 to Registration Statement File No. 333-85437).

10.8 Amended and Restated 1999 Non-Qualified Stock Option Plan, as amended by Amendment Number 1 (incorporated by reference from Exhibit 10.8 to Registration Statement File No. 333-56150).

Exhibit
Number        Description

10.9 Interactive Services Agreement dated December 31, 1998, between the Registrant and America Online, Inc. ("AOL") (incorporated by reference from Exhibit 10.8 to Registration Statement File No. 333-68749).

10.10 Amendment to Interactive Services Agreement dated August 27, 1999 between the Registrant and America Online, Inc. (incorporated by reference from Exhibit 10.10 to Registration Statement File No. 333-56150).

10.10.1 Second Addendum to Interactive Services Agreement dated February 20, 2000 between the Registrant and America Online, Inc. (incorporated by reference from Exhibit 10.10.1 to Registration Statement File No. 333-56150).

10.11 Second Amendment to Interactive Services Agreement dated October 16, 2000 between the Registrant and America Online, Inc. (incorporated by reference from Exhibit 10.11 to Registration Statement File No. 333-56150).

10.12 Third Amendment to Interactive Services Agreement dated November 2000 between the Registrant and America Online, Inc. (incorporated by reference from Exhibit 10.12 to Registration Statement File No. 333-56150).

10.13         Fourth Amendment to Interactive Services Agreement dated
              December 28, 2000 between the Registrant and America Online, Inc. (incorporated by reference from Exhibit 10.13 to Registration Statement File No. 333-56150).

10.14 Fifth Amendment to Interactive Services Agreement effective as of March 31, 2001 between the Registrant and America Online, Inc. (incorporated by reference from Exhibit 10.14 to Registration Statement File No. 333-56150).

10.15 Sixth Amendment to Interactive Services Agreement, effective as of February 28, 2001 between the Registrant and America Online, Inc.

10.16 Exclusive Sponsorship Agreement dated February 28, 1998 between Amazon.com, Inc. and the Registrant (incorporated by reference from Exhibit 10.11 to Registration Statement File No. 333-68749).+

10.17 Letter Agreement dated November 11, 1998 between the National Broadcasting Company, Inc. and the Registrant (incorporated by reference from Exhibit 10.14 to Registration Statement File No. 333-68749).

10.18 Amended Letter Agreement dated as of March 9, 1999 between the Registrant and the National Broadcasting Company, Inc. (incorporated by reference from Exhibit 10.27 to Registration Statement File No. 333-68749).

10.19         Amendment dated February 1, 2001 to Letter Agreement dated
              March 9, 1999 between the National Broadcasting Company, Inc. and the Registrant (incorporated by reference from Exhibit 10.18 to Registration Statement File No. 333-56150).

10.20 Form of Non-Competition, Non-Disclosure and Assignment of Inventions Agreement dated September 9, 1995, and Amendment dated May 6, 1996, between the Registrant and each of Candice Carpenter and Nancy Evans (incorporated by reference from Exhibit 10.18 to Registration Statement File No. 333-68749).

10.21 Note and Warrant Purchase Agreement dated as of February 27, 1997, as amended April 29, 1997, among the Registrant, AOL, Tribune, KPCB VII and KPCB Zaibatsu II, including Form of Warrant (incorporated by reference from Exhibit 10.22 to Registration Statement File No. 333-68749).

10.22 Promissory Note dated June 5, 1998 in the amount of $500,000 between Candice Carpenter and the Registrant (incorporated by reference from Exhibit 10.23 to Registration Statement File No. 333-68749).

10.22.1 Amendment No. 1 to Promissory Note, dated as of April 1, 2001, between Candice Carpenter and the Registrant.

10.23 Fourth Amended and Restated Registration Rights Agreement dated as of December 4, 1998, among the Registrant, the Founders and each of the Investors identified therein, as amended as of July 26, 1999 (incorporated by reference from Exhibit 10.25 to Registration Statement File No. 333-85437).

Exhibit
Number        Description

10.24 Amended and Restated Stock Purchase Agreement dated as of March 9, 1999 among the Registrant, GE Investments Subsidiary, Inc. and the National Broadcasting Company, Inc. (incorporated by reference from Exhibit 10.26 to Registration Statement File No. 333-68749).

10.25 Promissory Note dated March 9, 1999 in the amount of $15,497,558.48 between the Registrant and GE Investments Subsidiary, Inc (incorporated by reference from Exhibit 10.28 to Registration Statement File No. 333-85437).

10.26 License Agreement entered into on September 3, 1999 by and between PlanetRx.com, Inc. and the Registrant (incorporated by reference from Exhibit 10.39 to Registration Statement File No. 333-85437).

10.27 Lease dated March 14, 2000, between 500-512 Seventh Avenue Limited Partnership and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the period ended March 31, 2000, File No. 000-25469).

10.28 First Amendment to Lease dated as of June 7, 2000 between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference from Exhibit 10.3 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469).

10.29 Second Amendment to Lease dated January 10, 2001 between the Registrant and 500-512 Seventh Avenue Limited Partnership. (incorporated by reference from Exhibit 10.28 to Registration Statement File No. 333-56150).

10.30 License Agreement dated as of September 8, 2000 among Lamaze International, Inc., Lamaze Publishing Company and the Registrant (incorporated by reference from Exhibit 10.2 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469).

10.31 Lease dated March 19, 1998, commencing March 15, 1998 between 149 Fifth Avenue Corporation and the Registrant, as supplemented on June 30, 1998 (incorporated by reference from Exhibit 10.21 to Registration Statement File No. 333-68749).

10.32 Employment Agreement dated November 29, 2000 between Douglas McCormick and the Registrant (incorporated by reference from Exhibit 10.31 to Registration Statement File No. 333-56150).

10.33 Amended and Restated Securities Purchase Agreement dated as of February 22, 2001 between the Registrant and Hearst
              Communications, Inc. (incorporated by reference from Exhibit
              10.32 to Registration Statement File No. 333-56150).

10.34 Stockholder Voting Agreement, dated February 5, 2001 between the Registrant and Hearst Communications, Inc. (incorporated by reference from Exhibit 3 to Registrant's Statement on Schedule 13D filed February 15, 2001).

10.35 Letter Agreement dated as of October 5, 2000 between the Registrant and Candice Carpenter (incorporated by reference from Exhibit 10.34 to Registration Statement File No. 333-56150).

10.35.1 Amendment to Letter Agreement dated as of April 1, 2001 between the Registrant and Candice Carpenter.

10.36 Form of Amendment Number 2 to Amended and Restated Magazine Content License and Hosting Agreement (included in Exhibit 10.33)

10.37 Stockholder Voting Agreement, dated February 5, 2001 between the Registrant and America Online, Inc. (incorporated by reference from Exhibit 6 to Registrant's Amended Statement on Schedule 13D filed March 6, 2001).

10.38 Stockholder Voting Agreement, dated February 5, 2001 between the Registrant and National Broadcasting Company, Inc. and GE Investments Subsidiary, Inc. (incorporated by reference from
              Exhibit 7 to Registrant's Amended Statement on Schedule 13D filed March 6, 2001).

Exhibit
Number        Description

10.39 Stockholder Voting Agreement, dated February 5, 2001 between the Registrant and Rho Management Trust I (incorporated by reference from Exhibit 8 to Registrant's Amended Statement on Schedule 13D filed March 6, 2001).

21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to Registration Statement File No. 333-56150).

23.1          Consent of PricewaterhouseCoopers LLP.

- ---------------
+ Confidential treatment has been granted for certain portions of these exhibits. Omitted portions have been filed separately with the Securities and Exchange Commission.