Form 10-Q
period 2001-03-31
IVILLAGE INC
filed 2001-05-11
CIK 1074767

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

              29,701,364 shares of common stock as of May 9, 2001.

                                  iVillage Inc.
                                    Form 10-Q
                      For the Quarter ended March 31, 2001
                                      Index

PART I.          FINANCIAL INFORMATION                                   Page(s)

Item 1.          Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
and December 31, 2000.......................................................  1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 (Unaudited) and 2000 (Unaudited)................  2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 (Unaudited) and 2000 (Unaudited)................  3

Notes to Condensed Consolidated Financial Statements (Unaudited)............  4

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................  9

Item 3.          Quantitative and Qualitative Disclosures About
                 Market Risk................................................ 32


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings.......................................... 33

Item 2.          Changes in Securities and Use of Proceeds.................. 33

Item 3.          Defaults Upon Senior Securities............................ 33

Item 4.          Submission of Matters to a Vote of Security Holders........ 33

Item 5.          Other Information.......................................... 33

Item 6.          Exhibits and Reports on Form 8-K........................... 33

Signatures.................................................................. 34

Exhibit Index............................................................... 35

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         iVillage Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (Unaudited)

                                                                      March 31,       December 31,
                                                                         2001             2000
                                                                      ----------       ----------

                                              Assets
Current assets:
Cash and cash equivalents...................................          $   36,969       $   48,963
Accounts receivable, net....................................               4,878            7,864
Other current assets........................................               7,998            9,700
                                                                      ----------       ----------
         Total current assets...............................              49,845           66,527

Restricted cash.............................................               9,250            9,250
Fixed assets, net...........................................              22,754           20,057
Goodwill and other intangible assets, net...................              35,187           36,432
Investments and other assets................................                 206              137
Non-current assets of discontinued operations...............                  56               56
                                                                      ----------       ----------
         Total assets.......................................          $  117,298       $  132,459
                                                                      ==========       ==========

                              Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses.......................            $ 15,219         $ 18,695
Deferred revenue............................................               5,402            6,337
Deferred rent...............................................                 361              361
Net current liabilities of discontinued operations..........                 689              882
                                                                      ----------       ----------
         Total current liabilities..........................              21,671           26,275

Deferred rent, net of current portion.......................               4,727            4,818
                                                                      ----------       ----------
         Total liabilities..................................              26,398           31,093
Minority interest...........................................                  21                -

Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $.01, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2001 and
   December 31, 2000, respectively..........................                   -                -
Common stock - par value $.01, 65,000,000 shares authorized,
   29,701,364 and 29,706,770 issued and outstanding as of March
   31, 2001 and December 31, 2000, respectively.............                 297              297
Additional paid-in capital..................................             495,459          495,758
Accumulated deficit.........................................            (396,491)        (384,316)
Stockholders' notes receivable..............................              (5,856)          (7,148)
Unearned compensation and deferred advertising..............              (2,530)          (3,225)
                                                                      ----------       ----------
         Total stockholders' equity.........................              90,879          101,366
                                                                      ----------       ----------
         Total liabilities and stockholders' equity.........          $  117,298       $  132,459
                                                                      ==========       ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                         Three months ended March 31,
                                                            2001               2000
                                                       --------------    ---------------

Revenues.............................................      $   12,573         $   18,104

Operating expenses:
     Editorial, product development and technology...           8,856              8,118
     Sales and marketing.............................           8,439             12,620
     Sales and marketing - NBC expenses..............             640              3,292
     General and administrative......................           3,210              6,608
     Depreciation and amortization...................           4,296             11,468
                                                           ----------         ----------
         Total operating expenses....................          25,441             42,106
                                                           ----------         ----------

Loss from operations.................................         (12,868)           (24,002)
Interest income, net.................................             858              1,558
Other income, net....................................              87                161
Write-down of investments............................            (104)                 -
Loss from unconsolidated joint venture...............            (127)                 -
                                                           ----------         ----------
Net loss before minority interest....................         (12,154)           (22,283)

Minority interest....................................             (21)                 -
                                                           ----------         ----------

Net loss from continuing operations..................         (12,175)           (22,283)

Loss from discontinued operations....................               -             (2,885)
                                                           ----------         ----------
Net loss.............................................      $  (12,175)        $  (25,168)
                                                           ==========         ==========
Basic and diluted net loss per share from continuing
     operations......................................      $    (0.41)        $    (0.75)
                                                           ==========         ==========
Basic and diluted net loss per share from
     discontinued operations.........................      $        -         $    (0.10)
                                                           ==========         ==========
Basic and diluted net loss per share.................      $    (0.41)        $    (0.85)
                                                           ==========         ==========
Weighted average shares of common stock outstanding
     used in computing basic and diluted net loss
     per share ......................................          29,705             29,630
                                                           ==========         ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                    Three months ended March 31,
                                                       2001               2000
                                                   ------------      -------------

Cash flows from operating activities:
   Net loss....................................     $  (12,175)        $  (25,168)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Loss from discontinued operations...........              -              2,885
   Expense recognized in connection with
    issuance of warrants and stock options.....            695                770
   Write-down of investments..................             104                  -
   Depreciation and amortization...............          4,296             11,468
   Deferred rent amortization..................            (91)                 -
   Provision for bad debt expense..............           (102)                 -
   Loss from unconsolidated joint venture......            127                  -
   Minority interest...........................             21                  -
Changes in operating assets and liabilities:
   Accounts receivable.........................          3,088              3,004
   Restricted cash and other assets............          1,558            (10,589)
   Accounts payable and accrued expenses.......         (5,734)              (864)
   Deferred revenue............................           (935)              (422)
                                                    ----------         ----------
Net cash used in operating activities of
   continuing operations.......................         (9,148)           (18,916)
                                                    ----------         ----------

Cash flows from investing activities:
   Purchase of fixed assets....................         (2,503)            (1,781)
   Investment in Cooperative Beauty Ventures,
    L.L.C......................................           (300)                 -
   Purchase of 30.1% of Cooperative Beauty
    Ventures, L.L.C., net of cash acquired of
    $358.......................................         (1,142)                 -
   Investment in Kaleidoscope Network, Inc. ..               -             (1,000)
                                                    ----------         ----------
Cash used in investing activities of
   continuing operations.......................         (3,945)            (2,781)
                                                    ----------         ----------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net.              -               (451)
   Proceeds from exercise of stock options.....              -                360
   Principal payments on stockholders' notes
    receivable.................................          1,292              1,331
                                                    ----------         ----------
Net cash provided by financing activities of
   continuing operations.......................          1,292              1,240
                                                    ----------         ----------

Cash used in discontinued operations...........           (193)            (2,537)

Net decrease in cash for the period............        (11,994)           (22,994)
Cash and cash equivalents, beginning of period.         48,963            106,010
                                                    ----------         ----------
Cash and cash equivalents, end of period.......     $   36,969         $   83,016
                                                    ==========         ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements
iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1 - The Company

Basis of Presentation

         iVillage Inc. was incorporated in the State of Delaware on June 8, 1995 and commenced operations on July 1, 1995. iVillage (the "Company") is a media company that operates iVillage.com, Lamaze Publishing and the Newborn Channel. iVillage.com is a leading women's online destination providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network in over 1,000 hospitals nationwide.

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

         One advertiser, a subsidiary of Unilever United States, Inc. ("Unilever"), accounted for 13% of our total revenues for the three months ended March 31, 2001, and our five largest advertisers accounted for 33% of total revenues. No one advertiser accounted for greater then 10% of our total revenues for the three months ended March 31, 2000, and the five largest advertisers accounted for 26% of total revenues. At March 31, 2001, Unilever, Bristol-Myers Squibb Company, and Playtex Products, Inc. accounted for approximately 23%, 10% and 10% of the net accounts receivable, respectively, and at December 31, 2000, Ford Motor Media accounted for approximately 11% of the net accounts receivable.

Unaudited Interim Financial Information

         The unaudited interim condensed consolidated financial statements of the Company for the three months ended March 31, 2001 and 2000, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate inter-company elimination adjustments, necessary to present fairly the financial position of the Company at March 31, 2001, and the results of its operations and its cash flows for the three months iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


ended March 31, 2001 and 2000, respectively. The results for the three months ended March 31, 2001 are not necessarily indicative of the expected results for the full fiscal year or any future period.

Reclassifications

         Within the condensed consolidated statements of operations, the Company has made certain reclassifications to the prior year's revenue and expense amounts to conform to the presentation in 2001. None of the reclassifications impacted the Company's net loss or net loss per share attributable to common stockholders in any period. The reclassifications include the presentation of the operating results of iBaby, Inc. as a discontinued operation and to combine cost of revenues with product development and technology to form the operating expense line editorial, product development and technology.

Restricted Cash

         Restricted cash includes money held for a letter of credit securing a real estate lease for the Company's New York office space.


Net Loss Per Share

         Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

         Stock options and warrants in the amount of 7,961,352 shares for the three months ended March 31, 2001 were not included in the computation of diluted net loss per share as they were anti-dilutive as a result of net losses during the period presented.

Note 2 - Comprehensive Loss

         Comprehensive loss includes the Company's net loss and unrealized loss on the Company's investment in marketable securities. The Company's total comprehensive loss for the three months ended March 31, 2001 and 2000 are as follows (in thousands):


                                                                Three Months Ended March 31,
                                                                2001                   2000
                                                                ----                   ----
                                                                        (Unaudited)
Net loss                                                     $  (12,175)            $  (25,168)
Unrealized loss on marketable securities                              -                 (4,531)
                                                             ----------             ----------
Total comprehensive loss                                     $  (12,175)            $  (29,699)
                                                             ==========             ==========

Note 3 - Discontinued Operations

         In June 2000, the Company decided to discontinue the operations of iBaby, Inc. Results of these operations have been classified as discontinued operations and all prior period results have been reclassified.

Net revenue and loss from discontinued operations for the three months ended March 31, 2000 are as iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


follows (in thousands):


       Net revenue.................................                   $  2,658
                                                                      ========
       Loss from discontinued operations ..........                   $ (2,885)
                                                                      ========

Net current liabilities of discontinued operations as of March 31, 2001 are as follows (in thousands):

       Other current assets.................................          $       6
       Accounts payable and accrued expenses................               (695)
                                                                      ---------
       Net current liabilities of discontinued operations...          $    (689)
                                                                      =========

Non-current assets of discontinued operations as of March 31, 2001 are as follows (in thousands):

       Other assets.........................................          $      56
                                                                      =========
       Non-current assets of discontinued operations........          $      56
                                                                      =========


Note 4 - Related Party Transactions

         In February 2001, the Company amended its November 1998 agreement with the National Broadcasting Company, Inc. to provide for an extension of time during which the Company must purchase its advertising or promotional spots on the NBC network. The revised terms require the Company to purchase approximately $11.6 million of advertising or promotional spots between January 30, 2001 and December 31, 2002, with $3.0 million of advertising or promotional spots being telecast during the year 2001 and approximately $8.6 million during the year 2002. As of March 31, 2001, included in the caption other current assets in the condensed consolidated balance sheets is $3.0 million paid to NBC during the first quarter of 2001 for advertising or promotional spots to be broadcast during the year 2001.

         Subsequent to December 31, 2000, the Company extended its interactive services agreement with America Online, Inc. on a month-to-month basis for a monthly fee of $268,908 and is currently in negotiations with America Online to amend that agreement.


Note 5 - Business Acquisitions


Women.com

         On February 5, 2001, the Company signed a definitive agreement to acquire all outstanding shares of Women.com Networks, Inc. The overall transaction has an approximate aggregate value of $29.5 million. Under terms of the merger agreement, the Company will issue 0.322 shares (subject to adjustment) of Company common stock for each share of Women.com common stock on the closing date of the acquisition, plus an aggregate amount of cash currently anticipated to be approximately $250,000.

         The acquisition is subject to the approval of the Company's stockholders and Women.com's stockholders and other customary closing conditions.

         In addition, subject to the closing of the acquisition, Hearst Communications, Inc. and Women.com's other public stockholders will have the opportunity to invest an aggregate of $20.0 million in the Company in exchange for approximately 9.3 million shares, and warrants to purchase an additional 2.1 iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


million shares, of Company common stock. The warrants are exercisable until December 31, 2004 at an exercise price of $0.01, but only if the average closing market price of Company common stock, on any 15 consecutive trading days, has been above $3.75 per share. To the extent any of Women.com's other stockholders do not purchase their pro rata percentage of Company shares and warrants in this rights offering, Hearst Communications has agreed to purchase any shortfall.

         Hearst Communications has also committed to purchase from the Company between $15.0 and $21.0 million of production and advertising services over a three-year period, subject to the closing of the acquisition.

Unilever

         In March 2001, the Company purchased 30.1% of Cooperative Beauty Ventures, L.L.C. d/b/a Substance.com (the "venture") from Unilever for $1.5 million increasing its ownership to 80.1%. The agreement provides that the Company will fund the ongoing business and operations of the venture, but not to exceed $7.0 million, and terminates Unilever's funding obligation. As of March 31, 2001, the Company has contributed $0.3 million to the venture.

         Unilever can exercise a "put" option to require the Company to purchase Unilever's remaining ownership interest for fair market value in the venture at any time after September 30, 2002 or at any time earlier, if the venture permits any person to use the "Substance" mark other than in connection with the venture's business or the venture fails to use the "Substance" mark in connection with its business from and after May 1, 2001. At any time on or after September 30, 2002, the Company can exercise a "call" option to require Unilever to sell its remaining interest in the venture to the Company for fair market value; provided that Unilever can exercise a "call" option superior to the Company's "call" option to purchase a portion of the Company's membership interest in the venture for fair market value, up to a limit of 50% of the ownership of the venture. In addition, at any time on or after September 30, 2002, Unilever can exercise a "call" option to purchase a portion of the Company's membership interest in the venture for fair market value, up to a limit of 50% of the ownership of the venture. As a result of the purchase transaction described above, the Company gained operational control of the venture and the venture has been consolidated within the Company's financial statements beginning in March 2001.

         In addition, the Company amended its February 2000 advertising agreement with Unilever. The amendment increased Unilever's advertising purchase commitment to $14.5 million from $12.0 million.

Note 6 - Commitments and Contingencies

Leases

         The Company leases office and warehouse space, and equipment, under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of March 31, 2001.

                   Year ending March 31:                         (in thousands)
                   ----------------------------------------
                   2002....................................         $ 5,697
                   2003....................................           5,080
                   2004....................................           4,957
                   2005....................................           4,962
                   2006....................................           4,735
                   Thereafter..............................          42,306
                                                                    -------
                                                                    $67,737
                                                                    =======

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


         In March 2000, the Company entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which the Company has consolidated its New York City operations. Pursuant to the terms of the lease, the Company anticipates receiving approximately $5.3 million for reimbursement of certain construction expenses. The benefit of the reimbursement has been deferred and will be recognized ratably over the life of the lease. The Company received approximately $3.8 million in January 2001 and approximately $0.5 million in April 2001 as partial reimbursement of construction costs.

Litigation

         The Company has been involved in litigation relating to claims arising out of its operation in the normal course of business, including a compliant filed by a real estate broker alleging breach of contract. The Company does not believe that an adverse outcome of any of these legal proceedings will have a material adverse effect on the Company's results of operations.

Note 7 - Subsequent Events

         In April 2001, the Company and Candice Carpenter, the Company's former Chief Executive Officer, amended their previous agreement to provide that Ms. Carpenter would resign as a member of the Company's board of directors but would remain an employee of the Company available for special projects at the request of the Company's Chief Executive Officer and board of directors through December 31, 2002. Ms. Carpenter received a one-time lump sum cash payment of $1,327,900 (less an interest payment of $27,900 on her promissory note to the Company) in lieu of the salary, bonus and other payments set forth in her October 2000 agreement with the Company and will receive a monthly salary of $3,100 in 2001 and $2,325 in 2002 (each less set-offs for future interest payments on her promissory note). The Company's obligation to pay Ms. Carpenter salary terminates on December 31, 2002. The amendment also provided that Ms. Carpenter would surrender 333,334 Company stock options with an exercise price of $24.00 and 75,000 Company stock options with an exercise price of $17.17 to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project," and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by or on our behalf is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond our control, in addition to those risks discussed below and in our other public filings, press releases and statements by our management, including (i) the volatile and competitive nature of the Internet industry, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on our business, (iv) the impact of recent and future acquisitions and joint ventures on our business and financial condition, (v) our ability to establish and maintain relationships with advertisers, sponsors, and other third party providers and partners, and (vi) our ability to successfully consummate, integrate and manage our proposed acquisition of Women.com Networks, Inc. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

         We are a media company that operates iVillage.com, Lamaze Publishing and the Newborn Channel. iVillage.com is a leading women's online destination providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network in over 1,000 hospitals nationwide.

         In June 2000, we decided to discontinue the operations of our iBaby, Inc. subsidiary. As such, all discussion and analysis below represents solely our continuing operations.

         To date our revenues have been derived primarily from the sale of sponsorship and advertising contracts. Sponsorship revenues are derived principally from contracts ranging from one to three years. Sponsorships are designed to support broad marketing objectives, including brand promotion, awareness, product introductions and online research. Sponsorship agreements typically include the delivery of impressions on our Web sites and occasionally the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include banner advertisements, links, buttons, or other text or images. As part of certain sponsorship agreements, sponsors who also sell products may provide us with a commission on sales of their products generated through our Web sites. To date, these amounts have not been significant.

         Advertising revenues are derived principally from short-term advertising contracts in which we typically guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Sponsorship and advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that we have no continuing obligations and the collection of the receivable is reasonably assured, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved.

         Included in sponsorship and advertising revenues are revenues from advertising placements in Lamaze Publishing's publications, videos and Web site and satellite broadcasts on the Newborn Channel. In addition, revenues are generated through a sampling and coupon program, which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant mothers.

         Sponsorship and advertising revenues also include barter revenues, which represent exchanges by us of advertising space on our Web sites for reciprocal advertising space or traffic on other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon our recent historical practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are recognized when our advertisements are displayed on the reciprocal Web sites or properties, which is typically in the same period as when advertisements are displayed on iVillage.com and its affiliated properties, and are included as part of sales and marketing expenses. Revenues from barter transactions were approximately $0.5 million and $0.8 million for the three months ended March 31, 2001 and 2000, respectively.

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

         We have and expect to continue to receive revenues from new initiatives involving subscription-based electronic newsletters, the sale of research and the provision of production, consulting and other technical services. While we believe that one or more of these new initiatives will develop into a new source of significant revenues, there can be no assurance that we will be successful in any of these endeavors since none of them have generated any significant revenues to date.

         We have and expect to continue to reduce our costs through increased managerial efficiencies and several expense reduction initiatives targeted at certain expenses, including without limitation, reduced advertising, targeted staff reductions, reduced company employee benefit plan costs, as well as other initiatives. For example, on April 18, 2001, we announced a reduction of 30 employees, or approximately 9.5% of our workforce.

         Our management expects to be able to significantly reduce expenditures of the combined company resulting from the proposed acquisition of Women.com through elimination of overlapping personnel, facilities, marketing expenses, technology, and legal, accounting and regulatory fees. We also believe that we generally can leverage our current operating infrastructure to meet our future operational needs and integrate any necessary Women.com technology without incurring any material costs.

Results of Operations

Revenues

         Revenues were $12.6 million for the three months ended March 31, 2001, which represents a decrease of 31% when compared with the corresponding period revenues of $18.1 million in 2000. The decrease in revenues was primarily due to lower sponsorship and advertising revenues during 2001 from dot.com advertisers, and an overall downturn in the online advertising sector. Sponsorship and advertising revenues were $11.1 million, or 88% of total revenues, for the three months ended March 31, 2001, compared to $16.6 million, or 92% of total revenues, for the corresponding period in 2000. Revenues from Lamaze Publishing and the Newborn Channel accounted for approximately 27% and 16% of sponsorship, advertising and other revenues for the three months ended March 31, 2001 and 2000, respectively.

         One advertiser, a subsidiary of Unilever United States, Inc. ("Unilever"), accounted for 13% of our total revenues for the three months ended March 31, 2001, and our five largest advertisers accounted for 33% of total revenues. No one advertiser accounted for greater then 10% of our total revenues for the three months ended March 31, 2000, and the five largest advertisers accounted for 26% of total revenues. At March 31, 2001, Unilever, Bristol-Myers Squibb Company, and Playtex Products, Inc. accounted for approximately 23%, 10% and 10% of the net accounts receivable, respectively and at December 31, 2000, Ford Motor Media accounted for approximately 11% of the net accounts receivable.

         Included in sponsorship and advertising revenues are barter transactions, which accounted for approximately 5% of sponsorship and advertising revenues for the three months ended March 31, 2001 and 2000, respectively.

         Included in revenues are fees received from the licensing of portions of our content and fees from chart sales through Astrology.com, which accounted for approximately 12% of total revenues for the three months ended March 31, 2001, compared to 8% for the comparable period in 2000.

Operating Expenses

Editorial, Product Development and Technology

         Editorial, product development and technology expenses consist primarily of payroll and related expenses for the editorial, technology, Web site design and production staffs, severance costs for terminated employees, the cost of communications, related expenditures necessary to support our Web sites, software development, technology and support operations, and an allocation of facility expenses, which is based on the number of personnel. Editorial, product development and technology expenses for the three months ended March 31, 2001 were approximately $8.9 million, or 70% of total revenues. Editorial, product development and technology expenses were approximately $8.1 million, or 45% of total revenues for the corresponding period in 2000. The increase was primarily attributable to higher production costs related to Lamaze Publishing's publications of $0.4 million and severance costs for terminated employees of $0.2 million. Editorial, product development and technology expenses increased as a percentage of total revenues as a result of the decline in revenues for the three months ended March 31, 2001 compared to the same period in 2000.

Sales and Marketing

         Sales and marketing expenses consist primarily of costs related to distribution agreements, payroll and expenses for sales and marketing personnel, severance costs for terminated employees, commissions, advertising and other marketing-related expenses, and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the three months ended March 31, 2001 were approximately $9.1 million, or 72% of total revenues. Sales and marketing expenses were approximately $15.9 million, or 88% of total revenues for the comparable period in 2000. The dollar decrease in sales and marketing expenses in 2001 was primarily attributable to the cost reduction initiatives instituted in the second quarter of 2000 and continued throughout the year and into 2001, which resulted in a $5.9 million decrease in advertising expenses, offset partially by severance costs for terminated employees of $0.1 million. Sales and marketing expenses decreased as a percentage of total revenues for the three months ended March 31, 2001 compared to the same period in 2000, as a result of a larger percent decline in sales and marketing expenses as compared to the decline in revenues.

         Included in sales and marketing expenses are barter transactions, which amounted to approximately 6% of sales and marketing costs during the three months ended March 31, 2001, compared to 5% of sales and marketing costs for the comparable period in 2000.

General and Administrative

         General and administrative expenses consist primarily of payroll and related expenses and benefits and related costs for general corporate overhead, including executive management, finance, allocated facilities, and legal, severance costs for terminated employees, non-capitalizable costs associated with our pending merger with Women.com, and other professional fees. General and administrative expenses for the three months ended March 31, 2001 were $3.2 million, or 26% of total revenues. For the comparable period in 2000, general and administrative expenses were $6.6 million, or 37% of total revenues. The decrease in general and administrative expenses was primarily due to a decrease in consultant and professional fees of $1.5 million, recruiting fees of $0.4 million, expenses incurred for international endeavors of $0.4 million, and costs associated with our New York office space of $0.4 million, offset partially by severance costs for terminated employees of $0.2 million and costs associated with our pending merger with Women.com of $0.1 million. General and administrative expenses decreased as a percentage of total revenues for the three months ended March 31, 2001 compared to the same period in 2000, as a result of a larger decline in general and administrative expenses as compared to the decline in revenues.

Depreciation and Amortization

         Depreciation and amortization expenses for the three months ended March 31, 2001 were approximately $4.3 million, or 34% of total revenues. For the comparable period in 2000, depreciation and amortization expenses were $11.5 million, or 63% of total revenues. The dollar decrease between 2001 and 2000 was primarily attributable to a reduction in amortization expense resulting from the impairment of goodwill recorded in the third quarter of 2000, relating to the acquisitions of OnLine Psychological Services, Inc. and Code Stone Technologies, Inc., Lamaze Publishing and Family Point Inc.

Interest Income, Net

         Interest income, net includes interest income from our cash balances. Interest income, net for the three months ended March 31, 2001 was $0.9 million, or 7% of total revenues. For the comparable period in 2000, interest income, net was $1.6 million, or 9% of total revenues. The dollar decrease between 2000 and 2001 was due to lower average net cash and cash equivalents balances in 2001 than in 2000.

Recent Events

         In April 2001, we amended our previous agreement with Candice Carpenter, our former Chief Executive Officer, to provide that Ms. Carpenter would resign as a member of our board of directors but would remain our employee available for special projects at the request of our Chief Executive Officer and board of directors through December 31, 2002. Ms. Carpenter received a one-time lump sum cash payment of $1,327,900 (less an interest payment of $27,900 on her promissory note to us) in lieu of the salary, bonus and other payments set forth in her October 2000 agreement with us and will receive a monthly salary of $3,100 in 2001 and $2,325 in 2002 (each less set-offs for future interest payments on her promissory note). Our obligation to pay Ms. Carpenter salary terminates on December 31, 2002. The amendment also provided that Ms. Carpenter would surrender 333,334 iVillage stock options with an exercise price of $24.00 and 75,000 iVillage stock options with an exercise price of $17.17 to us.

Liquidity and Capital Resources

         As of March 31, 2001, we had approximately $37.0 million in cash and cash equivalents and approximately $9.2 million of restricted cash. Cash equivalents include money market accounts. The restricted cash includes money held for a letter of credit securing a real estate lease for the Company's office space. We maintain our cash and cash equivalents in highly rated financial institutions.

         We have sustained net losses and negative cash flows from operations since our inception. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to achieve profitable operations and/or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that we will achieve profitable operations or that we will be able to raise adequate financing from other sources. Management believes, without giving consideration to the effects of the proposed merger with Women.com, that our current funds will be sufficient to enable us to meet our planned expenditures through at least December 31, 2001. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources, if those resources were not available on terms acceptable to us.

         If the proposed merger with Women.com is consummated, management believes that our current funds, along with the investment of $20.0 million in connection with the rights offering and/or from Hearst Communications, and management's intent and ability to significantly reduce expenditures of the combined company will be sufficient to enable us to meet our planned expenditures through at least December 31, 2001.

         Our management has publicly stated that they expect our EBITDA, or earnings before income taxes, depreciation and amortization, to be positive by the third quarter of 2001. Our expectation that our EBITDA will be positive by the third quarter of 2001 is primarily based on internal estimates of expected revenue growth, almost all of which relate to expected increased advertising related revenues, and expected relative stability in total operating expenses. With respect to total operating expenses, our management intends to place particular emphasis on controlling general and administrative expenses, sales and marketing expenses and editorial, product development and technology expenses. These estimates and expectations are based on our historical results of operations and may not accurately reflect our future results of operations. There can be no assurance that we will attain EBITDA profitability in the third quarter of 2001, or during any subsequent quarter. Although, as of the date of this Form 10-Q, our management continues to have an expectation of third quarter EBITDA profitability, this expectation is based upon a number of estimates and assumptions made as of such date and is inherently subject to significant uncertainties and contingencies. These include the possibility that costs or difficulties related to the integration of Women.com will be greater than expected, the possibility that the anticipated benefits of the merger will not be fully realized and possible negative consequences as a result of the volatile and competitive nature of the Internet industry. In particular, we expect to continue to derive a substantial portion of our revenues from sponsorship and advertising. If the market for online advertising develops more slowly than we expect, or declines, we would have slower than expected revenue growth and would incur greater than expected losses, our business, financial condition and results of operations would be harmed and we may not achieve EBITDA profitibility during the third quarter of 2001 or any subsequent quarter.

         Net cash used in operating activities from continuing operations decreased to $9.1 million for the three months ended March 31, 2001, from $18.9 million for the three months ended March 31, 2000. The overall decrease in net cash used in operating activities from continuing operations during the three-month period resulted primarily from a decrease in losses from continuing operations, a decrease in restricted cash and other assets, offset by a decrease in accounts payable and accrued expenses and depreciation and amortization expenses. The decreased loss from continuing operations was primarily due to the decrease in sales and marketing and general and administrative expenses resulting from our expense reduction initiative and amortization expense resulting from the impairment charge recorded in the third quarter of 2000, partially offset by lower revenues.

         Cash used in investing activities from continuing operations was $3.9 million for the three months ended March 31, 2001. This compares to cash used in investing activities from continuing operations of $2.8 million for the three months ended March 31, 2000. The overall increase in cash used in investing activities from continuing operations for the three months ended March 31, 2000 to the comparable period in 2001 resulted primarily from the purchase of an additional 30.1% interest in Cooperative Beauty Ventures, L.L.C. in March 2001, higher fixed asset purchases in 2001 for the build-out of our New York City office, offset by the investment in Kaleidoscope Networks, Inc. in 2000. Through March 31, 2001, approximately $11.6 million has been disbursed for the build-out of our new office space.

         Net cash provided by financing activities from continuing operations amounted to $1.3 million for the three months ended March 31, 2001, compared to $1.2 million for the three months ended March 31, 2000.

         As of September 28, 1999, we entered into a financial advisory agreement with Allen & Company Incorporated pursuant to which Allen & Company will act as our financial advisor with respect to various matters from time to time. In February 2000, we executed an amendment to the agreement that extended its term to September 28, 2000 and set forth additional fees payable to Allen & Company for up to twelve months after expiration of the agreement upon the occurrence of certain events. Upon consummation of the merger with Women.com, we will be obligated to pay Allen & Company a fee of up to $2.0 million in connection with their services.

        In March 2000, we entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which we have consolidated our New York City operations. The financial commitment for rent at this office space is approximately $4.7 million for the next twelve months. Pursuant to the terms of the lease, we received approximately $3.8 million in January 2001 and approximately $0.5 million in April 2001 and anticipate receiving approximately an additional $1.0 million for reimbursement of certain construction expenses. We also expect to spend an additional approximately $0.6 million to complete the construction project.

        In December 2000, we entered into an exclusive licensing and technology agreement with Hindustan Lever Limited to create a Web site targeting women in India. As part of the licensing agreement, Hindustan Lever Limited will pay an initial set-up fee for certain services and domain knowledge and we will receive an annual royalty on any revenues generated. The license agreement is subject to necessary regulatory approvals in India. The government of India has approved the agreement except for the minimum annual royalty payment of $0.5 million. We are currently in discussions with Hindustan Lever Limited regarding this exception.

        In February 2001, we further amended our November 1998 agreement with NBC to provide for an extension of time during which we must purchase our advertising or promotional spots on the NBC network. The revised terms require us to purchase approximately $11.6 million of advertising or promotional spots between January 30, 2001 and December 31, 2002, with $3.0 million of advertising or promotional spots being telecast during the year 2001 and approximately $8.6 million during the year 2002. As of March 31, 2001, included in the caption other current assets in the condensed consolidated balance sheets is $3.0 million paid to NBC during the first quarter of 2001 for advertising or promotional spots to be televised during the year 2001.

        On February 5, 2001, we signed a definitive agreement to acquire all outstanding shares of Women.com Networks, Inc. The overall transaction has an approximate aggregate value of $29.5 million. Under terms of the merger agreement, we will issue 0.322 shares (subject to adjustment) of our common stock for each share of Women.com common stock on the closing date of the acquisition, plus an aggregate amount of cash currently anticipated to be approximately $250,000.

         The acquisition is subject to the approval of our stockholders and Women.com's stockholders and other customary closing conditions.

         In addition, subject to the closing of the acquisition, Hearst Communications and Women.com's other public stockholders will have the opportunity to invest an aggregate of $20.0 million in us in exchange for approximately 9.3 million shares, and warrants to purchase an additional 2.1 million shares, of our common stock. The warrants are exercisable until December 31, 2004 at an exercise price of $0.01, but only if the average closing market price of our common stock, on any 15 consecutive trading days, has been above $3.75 per share. To the extent any of Women.com's other stockholders do not purchase their pro rata percentage of our shares and warrants in this rights offering, Hearst Communications has agreed to purchase any shortfall.

         Hearst Communications has also committed to purchase from us between $15.0 and $21.0 million of production and advertising services over a three-year period, subject to the closing of the acquisition.

         A severance and retention plan for up to $5.0 million is currently being finalized for Women.com employees in connection with the merger.

         In March 2001, we purchased 30.1% of Cooperative Beauty Ventures, L.L.C. d/b/a Substance.com (the "venture") from Unilever for $1.5 million increasing our ownership to 80.1%. The agreement revised iVillage's funding obligation and provides that we will fund the ongoing business and operations of the venture, but not to exceed $7.0 million, and terminates Unilever's funding obligation. As of March 31, 2001, we have contributed $0.3 million to the venture.

         Unilever can exercise a "put" option to require us to purchase Unilever's remaining ownership interest for fair market value in the venture at any time after September 30, 2002 or at any time earlier, if the venture permits any person to use the "Substance" mark other than in connection with the venture's business or the venture fails to use the "Substance" mark in connection with its business from and after May 1, 2001. At any time on or after September 30, 2002, we can exercise a "call" option to require Unilever to sell its remaining interest in the venture to us for fair market value; provided that Unilever can exercise a "call" option superior to our "call" option to purchase a portion of our membership interest in the venture for fair market value, up to a limit of 50% of the ownership of the venture. In addition, at any time on or after September 30, 2002, Unilever can exercise a "call" option to purchase a portion of our membership interest in the venture for fair market value, up to a limit of 50% of the ownership of the venture. As a result of the purchase transaction described above, we gained operational control of the venture and the venture was consolidated within our financial statements beginning in March 2001.

         In addition, we amended our February 2000 advertising agreement with Unilever. The amendment increased Unilever's advertising purchase commitment to $14.5 million from $12.0 million. Through March 31, 2001, we have earned approximately $2.4 million under the advertising agreement and approximately $12.1 million of the advertising purchase commitment remains from April 1, 2001 through March 31, 2003.


         Our capital requirements depend on numerous factors, including:

              o   market acceptance of our services;

              o the amount of resources we devote to investments in our network, including entering into joint ventures with and/or the acquisition of other entities;

              o   the resources we devote to marketing; and

              o the resources we devote to selling our services and brand promotions.


Risk Factors That May Affect Results of Operations and Financial Condition


              Risks Relating to the Proposed Merger with Women.com

We may abandon the proposed merger with Women.com if Women.com does not meet specified amounts of cash and working capital on March 31, 2001. Failure to complete the merger could negatively impact our business and the market price of our common stock.

         We may terminate the merger and the rights offering if:

              o the shortfall in Women.com's cash or working capital is more than $4.0 million on March 31, 2001; or

              o as of the day prior to the closing of the merger, Women.com's cash is less than the amount on hand as of March 31, 2001 less $166,666 per day for every day elapsed since March 31, 2001; or

              o Women.com's working capital immediately prior to the closing of the merger is materially less than the difference between the amount of working capital as of March 31, 2001 minus the reduction in Women.com's cash on hand since March 31, 2001.

         As required by the terms of the merger agreement, on April 2, 2001 Women.com delivered to us a statement of Women.com's estimated cash and working capital as of March 31, 2001. According to this statement, Women.com had $20.2 million of cash and $18.6 million of working capital as of March 31, 2001. Pursuant to the terms of the merger agreement, we are currently reviewing the statement of cash and working capital and supporting material delivered by Women.com and, two days prior to the closing of the merger, will deliver to Women.com the final statement of working capital. There can be no assurance that the final amounts of cash and working capital as of March 31, 2001 will not be less than the amounts specified in the estimated statement delivered by Women.com.

         If the merger is not completed for any reason, we will be subject to a number of risks that may affect our business and stock price, including:

              o we could be required to pay Women.com a $1.0 million termination fee;

              o the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed;

              o costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees must be paid even if the merger is not completed;

              o the benefits that we expect to realize from the merger would not be realized; and

              o the diversion of management attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers and joint venturers during the period before consummation of the merger, may make it difficult for us to regain our market position if the merger does not occur.

In attempting to integrate the business and technology of Women.com, we will incur significant costs which may harm our business.

         We expect to incur costs and commit significant management time integrating Women.com's operations, technology, Web sites, products, customers and personnel. These costs may be substantial and may include costs for:

              o integration of operations, including combining teams and processes in various functional areas;

              o reorganization or closure of operations and/or facilities, including the cost of office space that we are unable to sublease;

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

If we do not successfully integrate the business and operations of Women.com, our financial results and our ability to achieve profitability will be adversely affected.

         Upon the closing of the merger, we will commence the integration of Women.com's operations, technology, Web sites, products, customers and personnel. We will strive to maintain the companies' relationships with key customers and joint venturers. Integration efforts may be difficult and unpredictable because of possible cultural conflicts and different opinions on strategic plans, personnel and other decisions. Integration may be made more difficult because our operations are centered in New York while Women.com's operations are centered in California. We do not know whether we will be successful in these integration efforts and we cannot assure you that we will be able to integrate the business and operations of Women.com in a timely and efficient manner. If we cannot successfully integrate Women.com's operations, technology, Web sites, products, customers and personnel and maintain our and Women.com's relationships with key customers and joint venturers, the business, financial condition and results of operations of the combined company may be seriously harmed.

The market price of our common stock may decline after completion of the merger.

         The market price of our common stock may decline after completion of the merger if:

              o the integration of the business and operations of Women.com is unsuccessful or takes longer than anticipated;

              o the effect of the merger on the combined company's financial results is not consistent with the expectations of securities analysts or investors;

              o we do not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by securities analysts or investors; or

              o following the merger, our significant stockholders decide to dispose of their shares because the results of the merger are not consistent with their expectations.

Following the merger, Hearst Communications is expected to own approximately 30.0% of the outstanding shares of our common stock and will have three representatives on our board of directors, and therefore Hearst Communications will be able to significantly influence our corporate direction and policies.

         Following the merger, Hearst Communications is expected to own approximately 30.0% of the outstanding shares of our common stock. This assumption assumes that:

              o   no Women.com stockholders participate in the rights offering;

              o Hearst Communications is not required to, and does not elect to, purchase additional shares of our common stock pursuant to the merger agreement; and

              o there are 54,228,025 shares of our common stock outstanding after the merger.

         In addition:

              o if the actual cash and working capital of Women.com as of March 31, 2001 is less than $20.0 million of cash and $12.0 million of working capital, then Hearst Communications would have the option to purchase additional shares of our common stock in an amount equal to the amount of the shortfall up to $2.0 million divided by $1.875; or

              o if the shortfall is more than $2.0 million as of March 31, 2001, but less than $4.0 million, then Hearst Communications must purchase additional shares of our common stock pursuant to the merger agreement for the amount of the shortfall which exceeds $2.0 million, and Hearst Communications will have the option to purchase shares with respect to the additional $2.0 million shortfall amount.


         In addition, if Women.com stockholders holding in excess of two percent of the shares of Women.com outstanding on April 16, 2001 exercise dissenters' rights under Delaware law, then Hearst Communications would be required, if requested by us, to purchase additional shares of our common stock.

         Any shares of our common stock purchased by Hearst Communications as a result of a cash or working capital shortfall would be purchased at a per share price of $1.875. If Hearst Communications is required to purchase additional shares of our common stock because Women.com stockholders holding in excess of two percent of the shares of Women.com common stock outstanding on April 16, 2001 exercise dissenters rights under Delaware law, those shares would also be purchased at a per share price of $1.875. The number of shares so purchased would be calculated by multiplying the number of Women.com shares associated with the exercise of appraisal rights in excess of the two percent threshold by the 0.322 exchange ratio (subject to adjustment), rounded down to the nearest whole share.

         In addition, Hearst Communications will hold a warrant entitling it to purchase up to 2,100,000 shares of our common stock, less the number of shares of our common stock represented by warrants subscribed for by the other stockholders of Women.com in the rights offering.

        Hearst Communications has agreed not to participate in the rights offering. Accordingly, any shares of our common stock that Hearst Communications acquires from us will be shares which are acquired either pursuant to the merger agreement or the amended and restated securities purchase agreement.

        Pursuant to a stockholder agreement to be entered into between us and Hearst Communications, we must appoint three representatives of Hearst Communications to our board of directors, with one Hearst Communications designee appointed to each class of director. The stockholder agreement provides that the number of Hearst Communications' representatives is subject to reduction if Hearst Communications' ownership of our common stock falls below certain threshold levels. There will also be a Hearst Communications representative on each of our nominating and compensation committees.

        Hearst Communications' board representation and stock ownership will allow Hearst Communications to significantly influence our corporate direction and policies, including any mergers, acquisitions, consolidations, strategic relationships or sales of assets. This board representation and stock ownership may also discourage or prevent transactions involving an actual or potential change of control, including transactions in which our stockholders would otherwise receive a premium for their shares. In addition, the interests of Hearst Communications, which owns or has significant investments in other businesses, including cable television networks, newspapers, magazines and electronic media, may from time to time be competitive with, or otherwise diverge from, our interests, particularly with respect to new business opportunities and future acquisitions.

         Although Hearst Communications is required to vote all shares that it holds in excess of 25% (subject to adjustment) of our voting securities in accordance with the recommendation of our board of directors, Hearst Communications may effectively control stockholder actions, including approving changes to our certificate of incorporation or bylaws and adopting or changing equity incentive plans. Hearst Communications' effective control over stockholder actions may also determine the outcome of any merger, consolidation, sale of all or substantially all of our assets or other form of change of control that we might consider.

Although Hearst Communications has entered into an amended and restated securities purchase agreement with us which provides for an investment in us by Hearst Communications of up to $20.0 million, it is possible that the merger between us and Women.com could close without any investment by Hearst Communications.

         We entered into an amended and restated securities purchase agreement with Hearst Communications which provides for an investment by Hearst Communications of up to $20.0 million in return for up to 9,324,000 shares of our common stock and a warrant to purchase up to 2,100,000 shares of our common stock. One of the conditions to the closing of the investment contemplated by this agreement is that the merger between us and Women.com shall have become effective. Since the merger must be completed before Hearst Communications is obligated to make its investment, it is possible that, following the merger, no investment would be made by Hearst Communications. This could happen, for example, if we are unable to satisfy our conditions to the closing set forth in the amended and restated securities purchase agreement or if, after completion of the merger, we and Hearst Communications mutually agree to terminate the amended and restated securities purchase agreement. The absence of the investment by Hearst Communications following the merger would have a material adverse effect on the financial condition and results of operations of the post-merger combined company.

                 Risks Relating to Current and Future Operations

We have a limited operating history and may face difficulties encountered in the new and rapidly evolving markets in which we operate.

         We have a limited operating history and face many of the risks and difficulties frequently encountered in new and rapidly evolving markets, including the Internet advertising market. These risks and difficulties that will be faced by us include our ability to:

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

We have not achieved profitability and have recent and anticipated continuing losses.

        We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses attributable to common stockholders of $12.2 million for the three months ended March 31, 2001, $191.4 million for the year ended December 31, 2000 and $116.6 million for the year ended December 31, 1999. As of March 31, 2001, our accumulated deficit was $396.5 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

        There can be no assurance that we will achieve sufficient revenues for profitability, and even if we do achieve profitability, there can be no assurance that we will be able to sustain or increase profitability on a quarterly or annual basis. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. Because our strategy includes acquisitions of and joint ventures with other businesses, acquisition and joint venture expenses and any cash used to make these acquisitions and joint ventures will reduce our available cash.

Our quarterly revenues and operating results are not indicative of future performance, are difficult to forecast and have been and are likely to continue to fluctuate.

         As a result of our limited operating history, we do not have historical financial data for a significant number of periods upon which to forecast quarterly revenues and results of operations. We do not believe that period-to-period comparisons of our operating results are necessarily meaningful nor should they be relied upon as reliable indicators of future performance. In addition, our operating results are likely to fluctuate significantly from quarter to quarter as a result of several factors, many of which are outside our control, and any of which could materially harm our business. These factors include:

              o fluctuations in the demand for Internet advertising or electronic commerce;

              o bankruptcies or other payment defaults of Internet companies which are a source of advertising revenues;

              o   changes in the level of traffic on our network; and

              o fluctuations in marketing expense and technology infrastructure costs.

        Our revenues for the foreseeable future will remain dependent on user traffic levels and advertising activity on our Web sites. Future revenues are difficult to forecast. We plan to expand and develop content, and to upgrade and enhance our technology and infrastructure development in order to support our growth. We may be unable to adjust spending quickly enough to offset any unexpected reduction in revenues in a particular quarter, which may materially and adversely affect our business, results of operations and financial condition.

        In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. If our results of operations fall below expectations, the trading price of our common stock would likely be materially adversely affected. In addition, if our revenues in any particular quarter are lower than anticipated, we may be unable to reduce spending in that quarter. If we have a shortfall in revenues in relation to our expenses, then our business, results of operations and financial condition would be materially and adversely affected.

We may need to raise additional capital, and our prospects for obtaining additional financing are uncertain.

         We currently anticipate that our existing cash and cash equivalents will be sufficient to meet our anticipated capital expenditures and working capital requirements for at least the next twelve months. The amount of cash and cash equivalents that will be available to us upon completion of the merger cannot be accurately predicted and depends on many factors, including the amount of revenues received and expenses incurred by each company during the period prior to the merger and the date on which the merger is completed. Accordingly, the combined company may need to raise additional funds in the near future to fund its operations. There can be no assurance that additional financing will be available to the combined company on acceptable terms, or at all. In particular, unless the market price of our common stock increases dramatically, it is unlikely that the combined company will be able to raise funds through a public offering of its common stock. If adequate funds are not available or are not available on acceptable terms, the combined company would have to scale back its business and its business and financial condition would be harmed, or it may be forced to cease its operations entirely.

Our common stock may be delisted and, if it is delisted, trading in our common stock would decrease substantially and the market price of our common stock may decline further.

         On April 20, 2001, we received a letter from the Nasdaq Stock Market, Inc. stating that we had failed to maintain a minimum share bid price of $1.00 for the previous 30 consecutive trading days, which is required for continued listing on the Nasdaq National Market. We have until July 19, 2001 to regain compliance with this continued listing requirement. If at any time before July 19, 2001, the closing bid price of our common stock is at least $1.00 for a minimum of ten consecutive trading days, Nasdaq will determine if we then comply with Nasdaq's continued listing requirements. If we are unable to demonstrate compliance with the continued listing requirements on or before July 19, 2001, Nasdaq will provide us with written notification that our securities will be delisted. At that time, we may appeal the Nasdaq staff's decision to a Nasdaq Listing Qualifications Panel. If our common stock is delisted from trading, the market price of our common stock may decline further, possibly to zero, and it may have a material adverse effect on the ability of our stockholders to sell their shares. The delisting of our common stock would also make it more difficult for us to raise additional financing.

         It is a condition to the merger that the shares of our common stock issuable pursuant to the merger be authorized for listing on the Nasdaq National Market, subject to official notice of issuance. Accordingly, if our common stock is delisted prior to completion of the merger, such condition will not be satisfied and the merger may not be completed, which could have a material adverse effect on our business and operations.

Our business will be harmed if Internet usage does not continue to grow.

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

         If Internet usage continues to grow significantly, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, Web sites have experienced interruptions in their services as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages and delays frequently occur in the future, Internet usage, including the usage of our Web sites, could grow more slowly or decline.

The market for Internet advertising is still developing. If the Internet fails to gain further acceptance as a medium for advertising, we would have slower revenue growth than expected and would incur greater than expected losses.

         We expect to continue to derive a substantial portion of our revenues from sponsorships and advertising for the foreseeable future, as demand and market acceptance for Internet advertising continues to develop. Accordingly, our business depends on market acceptance of the Internet as a medium for advertising.

         Although, there are currently several standards for the measurement of the effectiveness of Internet advertising, the industry has had difficulty convincing potential advertisers that Internet advertising is a significant advertising medium. Advertisers and advertising agencies that have historically relied on traditional forms of advertising may be reluctant or slow to adopt online advertising. In addition, advertisers and advertising agencies that use the Internet as an advertising medium may find online advertising to be less effective for promoting their products and services than traditional advertising media, including television, radio and print. Advertisers and advertising agencies that have invested substantial resources in traditional methods of advertising may also be reluctant to reallocate their resources to online advertising. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising. The market for online advertising also depends on the overall growth and acceptance of electronic commerce. If the markets for online advertising and electronic commerce fail to develop or develop more slowly than we expect, or if we are unable to adapt to new forms of Internet advertising, we would have slower than expected revenue growth and would incur greater than expected losses, and our business and financial condition would be harmed.

         Furthermore, different pricing models are used to sell advertising on the Internet and it is difficult to predict which, if any, of the models will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues.

We have a small number of advertisers and the loss of a number of these advertisers could adversely affect our financial condition and results of operations.

         We depend on a limited number of advertisers for a significant portion of our revenues. For the three months ended March 31, 2001 and the year ended December 31, 2000, revenues from our five largest advertisers accounted for approximately 33% and 23% of total revenues, respectively. One advertiser, Unilever, accounted for 13% of our total revenues for the three months ended March 31, 2001, and no one advertiser accounted for greater than 10% of total revenues for the year ended December 31, 2000. At March 31, 2001, Unilever, Bristol-Myers Squibb Company, and Playtex Products, Inc. accounted for approximately 23%, 10% and 10% of the net accounts receivable, respectively and at December 31, 2000, Ford Motor Media accounted for approximately 11% of the net accounts receivable. We anticipate that after the completion of the merger our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of advertisers. In addition, our largest advertisers have in the past varied over time, and we anticipate that they will continue to do so in the future.

         Consequently, the loss of even a small number of our largest advertisers at any one time may adversely affect our business, financial condition and results of operations, unless we are able to enter into a sufficient number of new comparable contracts.

We may be unable to respond to the rapid technological change in our industry.

        Our market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The recent growth of the Internet and intense competition in our industry exacerbate these market characteristics. To achieve our goals, we need to effectively integrate the various software programs and tools required to enhance and improve our product offerings and manage our business. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, our new enhancements must meet the requirements of our current and prospective users and must achieve significant market acceptance. We also could incur substantial costs if we need to modify our services or infrastructures to adapt to these changes.

Seasonal and cyclical patterns may adversely affect our business.

         We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If our market makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop also in our market, which, if similar to those in traditional media, may result in lower advertising revenues in the first and third calendar quarters of each year. In addition, traffic levels on our Web sites typically fluctuate during the summer and year-end vacation and holiday periods.

         These seasonal and cyclical patterns may adversely affect our business, financial condition and results of operations.

Our uncertain sales cycles could adversely affect our business.

         The time between the date of initial contact with a potential advertiser or sponsor and the execution of a contract with the advertiser or sponsor is often lengthy, typically six weeks for smaller agreements and longer for larger agreements, and is subject to delays over which we have little or no control, including:

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

We rely on third parties to adequately measure the demographics of our user base and delivery of advertisements on our Web sites. Our business would be harmed if these third parties fail to provide this service to us.

         It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Web sites. We depend on third parties to provide many of these measurement services. If these third parties are unable or unwilling to provide these services to us in the future, we would need to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business until we replace these services. Companies may choose to not advertise on our Web sites or may pay less for advertising if they perceive our demographic measurements are not reliable. Either of these events would adversely affect our business.

We rely on third parties to drive traffic to our Web sites and generate page views, and our business and financial condition would be harmed if these third parties were to no longer provide this service.

         America Online has accounted for a significant portion of our online traffic based on the delivery to us of a guaranteed number of impressions. Although it is difficult to accurately measure, we believe that America Online accounts for in excess of 15% of our online traffic. Our agreement with America Online does not prohibit America Online from carrying online sites or developing and providing content that compete with our Web sites, and America Online currently carries competing Web sites. Although our agreement with America Online expired on December 31, 2000, it is subject to extension by either party for one year and we are currently negotiating a new agreement with America Online and, in the interim, we and America Online have extended the agreement on a monthly basis. See also "AOL Time Warner's investments in our competitors may result in conflicts of interest for AOL Time Warner that could be adverse to us" below. If America Online discontinues carrying our channels, our business, results of operations and financial condition would be materially adversely affected.

We may not be able to deliver various services if third parties fail to provide reliable software, systems and related services to us.

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

AOL Time Warner's investments in our competitors may result in conflicts of interest for AOL Time Warner that could be adverse to us.

        AOL Time Warner, which has accounted for a significant potion of our online traffic, has invested in Oxygen Media, an Internet and television company that is developing cable and interactive content for women and children. In addition, Oxygen Media has acquired from AOL Time Warner the assets of electra.com, an online women's network, and Thrive Partners LLC, the operator of thriveonline.com, a health Web site, and entered into a television distribution agreement with AOL Time Warner. As of April 16, 2001, AOL Time Warner owned approximately 8.4% of our outstanding common stock. After the merger, AOL Time Warner is expected to own approximately 4.6% of our outstanding common stock. The relationship between AOL Time Warner and Oxygen Media and the relationship between AOL Time Warner and us may result in a conflict of interest for AOL Time Warner, which could adversely effect our relationship with AOL Time Warner, adversely effect current negotiations of a new agreement with AOL Time Warner or result in the diversion of attractive business opportunities from AOL Time Warner to another entity other than us. Our other principal investors, such as NBC, Rho Management Company, Inc. and, after the merger, Hearst Communications, may have similar conflicts of interests by virtue of their other investments. For example, NBC has invested in NBCi.com, an interactive Web site which competes with us for advertisers, users, content and strategic partners. We are unable to determine what other competing investments these principal investors may have since none have publicly disclosed, or otherwise informed us, of the scope or subject of their specific other Internet or media-related investments, particularly since both Rho Management Company and Hearst Communications are privately-held companies. In addition, we do not have the ability to constrain the investment activity of any of our principal investors and therefore cannot predict the extent of any future investments in businesses that are competitive with us.

Restrictions on our ability to enter into sponsorship, advertising or other business relationships with Hearst Communications' competitors may adversely affect our business.

         In connection with the merger, we will assume a magazine content license and hosting agreement originally entered into between Women.com and Hearst Communications. That agreement restricts our ability to enter into relationships with competitors of Hearst Communications and those restrictions may prevent us from expanding our network and enhancing our content and the visibility of our brand and may cause us to forego potential advertising revenues from competitors of Hearst Communications. Specifically, the agreement provides that we may not, without Hearst Communications' consent:

         o enter into any agreement to include in our network any Web sites for magazines that compete with Hearst Communications magazines;

         o display on the magazine Web sites any advertising or other promotional materials from magazines that compete with Hearst Communications magazines; or

         o display on an iVillage Web page the brands, logos, trademarks or proprietary content of both Hearst Communications and a Hearst Communications competitor.

If we fail to manage our growth effectively, our business and financial condition could be harmed.

         If we are unable to manage our growth effectively, our business could be adversely affected. We have experienced and continue to experience significant growth, both internally and through acquisitions and joint ventures. This growth has placed, and the proposed merger with Women.com and our anticipated future growth in our operations will continue to place, a significant strain on our resources. As part of this growth, we will have to implement new operational and financial systems, procedures and controls. Our business would be harmed if we are unable to implement these new systems in a timely and effective manner.

We may not be able to expand our business through acquisitions and joint ventures if we are unable to compete successfully for acquisition candidates and/or joint venture partners and, even if we are successful in this regard, our operations may be adversely effected as a result of an acquisition or joint venture.

     Our business strategy includes growth through business combinations, acquisitions and joint ventures. Our business could be harmed if we are unable to implement this business strategy. Our ability to implement this business strategy depends in large part on our ability to compete successfully with other entities for acquisition candidates and joint venture partners. Factors impacting our ability to compete successfully in this regard include:

         o our financial condition relative to the financial condition of our competitors; and

         o the attractiveness of our common stock as potential consideration for entering into these types of transactions as compared to the common stock of other entities competing for these opportunities.

     Many of the entities with which we compete for acquisition candidates and joint venture partners have greater financial resources than ours. In addition, our acquisition program has been materially adversely effected by the material decline in the market price of our common stock. The potential delisting of our common stock from the Nasdaq National Market will likely also materially and adversely impact our ability to complete future business combinations, acquisitions and joint ventures.

     If, despite these factors, we are successful in entering into additional business combinations, acquisitions and joint ventures, our business, results of operations and financial condition could be materially and adversely effected if we are unable to integrate the operations of the acquired companies or joint ventures. Our ability to integrate the operation of the acquired companies or joint ventures will depend, in part, on our ability to overcome or address:

      o the difficulties of assimilating the operations and personnel of the acquired companies or joint venture entities, and the potential disruption of our ongoing business as a result of these assimilation efforts;

      o the difficulties of establishing a new joint venture, including the need to attract and retain qualified personnel and the need to attract customers and advertisers;

      o the need to incorporate successfully the acquired or shared technology or content and rights into our products and media properties;

      o the difficulties of maintaining uniform standards, controls, procedures and policies; and

      o the potential impairment of relationships with employees and customers as a result of any integration of new management personnel or reduction of personnel.

     Acquisitions and joint ventures could also result in additional expenses associated with the amortization of acquired intangible assets and potential liabilities associated with the acquired businesses or joint ventures.


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

         Lamaze Publishing's magazines directly compete with publishers of pre- and post-natal publications such as Gruner and Jahr, Primedia and AOL Time Warner. These publishers have substantially greater marketing, research and financial resources than Lamaze Publishing. Increased competition may result in less advertising in Lamaze Publishing's magazines and a decline in Lamaze Publishing's advertising rates, which could adversely affect its business, results of operations and financial condition.

Our business would be harmed if our systems fail or experience a slowdown.

         Substantially all of our communications hardware and some of our other computer hardware operations are located at Exodus Communications, Inc.'s facilities in New Jersey and Verio, Inc.'s facilities in California. Fire, floods, earthquakes, power loss (including as a result of rolling blackouts), telecommunications failures, break-ins and similar events could damage these systems. System failures may adversely affect the combined company's user traffic, which could adversely affect its revenues and operating results and harm its reputation with users, advertisers and commerce partners. Computer viruses, electronic break-ins or other similar disruptive problems, such as those historically experienced by several leading Web sites, could also adversely affect our Web sites. California is in the midst of an energy crisis that could disrupt the operation of our Web sites and increase our expenses. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan.

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

We may incur liability for the information we publish or the products we have sold.

         Our business and financial results could be materially and adversely affected if we were to become liable for damage claims based on information published by us or products sold by us. For example, we have been and may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our Web sites. These types of claims have been brought, sometimes successfully, against providers of Internet services in the past. In addition, we could be subjected to claims based upon the content that is accessible from our Web sites through links to other Web sites or through content and materials that may be posted by members in chat rooms or bulletin boards.

         In addition, through iVillage.com, Lamaze Publishing and iVillage Integrated Properties, Inc., we distribute publications and broadcasts over our Web sites and the Newborn Channel information and advice regarding healthcare, childbirth, infant care and financial and tax issues. We may be exposed to liability claims in connection with this information.

         We also offer e-mail services through a third party vendor, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service.

         Consumers may also sue us if any of the products that we sold prior to our sale of assets related to our iBaby site, or before our divestiture of our iMaternity and PlusBoutique sites, are found to be defective, fail to perform properly or injure the user. We may also face potential liability in connection with the sale of products and services by our e-commerce partners. To date, we have had very limited experience in the sale of products and the development of relationships with manufacturers or suppliers.

         Our insurance, which covers commercial general liability, may not adequately protect us against these claims. Liability claims could require us to spend significant time and money in litigation and to pay significant damages. As a result, liability claims, whether or not successful, could seriously damage our reputation and our business. We may also be forced to implement expensive measures to alter the way our services are provided to avoid potential liability.

Possible infringement by third parties of our intellectual property rights, or claims of intellectual property infringement asserted against us, could harm our business.

         We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Enforcing our intellectual property rights could entail significant expense and could prove difficult or impossible. Any infringement or misappropriation by third parties could have a material adverse effect on our future financial results.

         Furthermore, we have invested resources in acquiring domain names for existing and potential future use. We cannot guarantee that we will be entitled to use these domain names under applicable trademark and similar laws or that other desired domain names will be available.

         Although we currently believe that our technologies do not infringe upon the intellectual property rights of others, in the future third parties could assert claims of patent, trademark or copyright infringement or misappropriation of creative ideas or formats against us with respect to our use of domain names, our content, Web page formats, Web business methods or any third-party content we carry. We expect that participants in our markets increasingly will be subject to infringement claims as the number of services and competitors in our industry segment grows. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies, ideas or formats, any of which could materially harm our business, financial condition or results of operations.

We may face potential liability for our privacy practices.

         Growing public concern about privacy and the collection, distribution and use of information about individuals may subject us to increased regulatory scrutiny and/or litigation. If we are accused of violating the stated terms of our privacy policy we may be forced to expend significant amounts of monetary and human resources to defend against these accusations. We also may be required to make changes to our present and planned products or services. These consequences, together with any resulting liability for our privacy practices, could have a material adverse effect on our business, financial condition and results of operations.

We may be liable if third parties misappropriate our users' personal information.

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

Consumer protection privacy regulations could impair our ability to obtain information about our users, resulting in decreased advertising revenues.

         If we become unable to collect personal data from a sufficient number of the users of our network, we may lose significant advertising revenues. Our network requests and obtains personal data from users who register to become members of the network. Registration as a member is required in order for users to have full access to the services offered by our network. Personal data gathered from members is used to tailor content to them and is provided, on an aggregate basis, to advertisers to assist them in targeting their advertising campaigns to particular demographic groups. The attractiveness of our network to current or prospective advertisers depends in part on our ability to provide user data to support this tailoring capability. However, privacy concerns may cause users to resist providing this personal data. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our use of personal data. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Economic Community, have adopted legislation or regulations containing these notification requirements.

         Our network also uses cookies to track user behavior and preferences. A cookie is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, but is generally removable by the user. Information gathered from cookies are used by us to tailor content to users of our network and may also be provided to advertisers on an aggregate basis. In addition, advertisers may themselves use cookies to track user behavior and preferences. Germany has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. If these laws are passed, it may become more difficult for us to tailor content to our users, making our network less attractive to users. Similarly, the unavailability of cookies may restrict the use of tailored advertising, making our network less attractive to advertisers and causing us to lose significant advertising revenues.

Government regulation and legal uncertainties could add additional costs to doing business on the Internet.

         There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing and taxation, content, copyrights, distribution, antitrust matters and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate

Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies, which could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, obscenity, libel and personal privacy are applicable to the Internet or the application of laws and regulations from jurisdictions whose laws do not currently apply to our business. Any new laws or regulations relating to the Internet could adversely affect our business.

         In addition, it has been reported that the Labor Department is investigating the use of volunteers on Web sites. We use volunteers as Web site community leaders and there can be no assurance that new government regulations will not require us to stop using volunteers or, alternatively, treat them as employees.

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

Our operation of Lamaze Publishing and the Newborn Channel poses a number of risks that could materially adversely affect our business strategy.

        There are a number of risks in operating Lamaze Publishing and the Newborn Channel, which are primarily non-Internet businesses, including:

         o    the competitiveness of the media and publishing industry;

         o our limited experience in operating a multi-media publishing company;

         o our ability to identify and predict trends in a timely manner that may impact consumer tastes in baby-related information in Lamaze Publishing's publications and our Newborn Channel;

         o our ability to continue to sell advertising and sponsorships on our Web sites and in Lamaze Publishing's magazines, videos and Web site, and our Newborn Channel;

         o our ability to continue to commercialize and protect the Lamaze mark; and

         o    our ability to maintain and market the Lamaze.com Web site.

         Our inability to perform the functions required for the operation of Lamaze Publishing and the Newborn Channel in an efficient and timely manner could result in a disruption of operations of Lamaze Publishing and the Newborn Channel that could have a material adverse effect on our business strategy.

Satellite transmissions over the Newborn Channel may be interrupted.

         Through iVillage Integrated Properties, we operate the Newborn Channel, a satellite television network broadcast in over 1,000 hospitals in the United States. There is a risk that the satellite from which the transmission is sent may malfunction, interrupting the Newborn Channel's broadcasts. In the event this occurs, there may be a period of time before the Newborn Channel can transmit to and from another satellite. Any interruption in our ability to transmit the Newborn Channel could have an adverse impact on our business. In addition, extreme adverse weather could damage receivers and transmitters on the ground and hinder transmissions.

If we fail to attract and retain key personnel, our business would be materially and adversely affected.

        Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly, Douglas McCormick, our Chief Executive Officer, Steven Elkes, our Executive Vice President--Operations and Business Affairs and Scott Levine, our Chief Financial Officer. The loss of the services of Messrs. McCormick, Elkes or Levine would likely harm our business. We currently do not maintain "key person" life insurance for any of our personnel.

         We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and we expect to continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of our relatively low stock price. As a result, we have in the past and may in the future incur increased salaries and benefits. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

Several members of senior management have only recently joined us.

         Several members of our senior management joined us in 2000 and 2001 and have not previously worked together. As a result, our senior managers are continuing to become integrated as a management team and may not work together effectively as a team to successfully manage our growth.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

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

Not Applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

         3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to Registration Statement File No.333-85437).

         3.2 By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2000, File No. 000-25469).

         11       Statement re: computation of earnings per share.

(b) Reports on Form 8-K were filed on February 6, 2001 and February 7, 2001, each reporting under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           iVILLAGE INC.
                                           (Registrant)

Dated:  May 10, 2001               By:     /s/ Douglas McCormick
                                           ---------------------------------
                                           Douglas McCormick
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

Dated:  May 10, 2001               By:     /s/ Scott Levine
                                           ---------------------------------
                                           Scott Levine
                                           Chief Financial Officer (Principal
                                           Accounting and Financial Officer)

                                  EXHIBIT INDEX

        Exhibits

         3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to Registration Statement File No.333-85437).

         3.2 By-Laws of the Registrant. (incorporated by reference from the same Exhibit 3.2 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2000, File No. 000-25469).

         11       Statement re: computation of earnings per share.