Form 10-Q
period 2001-06-30
IVILLAGE INC
filed 2001-08-14
CIK 1074767

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

             52,305,800 shares of common stock as of August 9, 2001.

                                  iVillage Inc.
                                    Form 10-Q
                       For the Quarter ended June 30, 2001

                                      Index

PART I.          FINANCIAL INFORMATION                                                                            Page(s)

Item 1.          Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
and December 31, 2000 (Unaudited)................................................................................  1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 (Unaudited) and 2000 (Unaudited)......................................................  2

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2001 (Unaudited) and 2000 (Unaudited)......................................................  3

Notes to Condensed Consolidated Financial Statements (Unaudited).................................................  4

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............................................................  11

Item 3.          Quantitative and Qualitative Disclosures About
                 Market Risk.....................................................................................  31


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings...............................................................................  32

Item 2.          Changes in Securities and Use of Proceeds.......................................................  32

Item 3.          Defaults Upon Senior Securities.................................................................  33

Item 4.          Submission of Matters to a Vote of Security Holders.............................................  33

Item 5.          Other Information...............................................................................  33

Item 6.          Exhibits and Reports on Form 8-K................................................................  34

Signatures.......................................................................................................  35

Exhibit Index....................................................................................................  36

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         iVillage Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (Unaudited)


                                                                       June 30,        December 31,
                                                                         2001             2000
                                                                     -----------       ----------

                                              Assets
Current assets:
Cash and cash equivalents...................................         $    53,627       $   48,963
Accounts receivable, net....................................               5,068            7,864
Other current assets........................................              10,836            9,700
                                                                     -----------       ----------
         Total current assets...............................              69,531           66,527

Restricted cash.............................................               9,250            9,250
Fixed assets, net...........................................              23,930           20,057
Goodwill and other intangible assets, net...................              64,905           36,432
Other assets................................................               1,745              137
Non-current assets of discontinued operations...............                  56               56
                                                                     -----------       ----------
         Total assets.......................................          $  169,417        $ 132,459
                                                                      ==========        =========

                              Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses.......................           $  34,820        $  18,695
Deferred revenue............................................               5,930            6,337
Deferred rent...............................................                 361              361
Current liabilities of discontinued operations, net.........                 360              882
                                                                     -----------       ----------
         Total current liabilities..........................              41,471           26,275

Deferred rent, net of current portion.......................               4,637            4,818
                                                                     -----------       ----------
         Total liabilities..................................              46,108           31,093

Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $.01, 5,000,000 shares
   authorized, no shares issued and outstanding as of
   June 30, 2001 and December 31, 2000, respectively........                  --               --
Common stock - par value $.01, 200,000,000 shares and
   65,000,000 shares authorized, 43,955,234 and 29,706,770
   issued and outstanding as of June 30, 2001 and
   December 31, 2000, respectively..........................                 440              297
Additional paid-in capital..................................             544,260          495,758
Accumulated deficit.........................................            (414,976)        (384,316)
Stockholders' notes receivable..............................              (4,565)          (7,148)
Unearned compensation and deferred advertising..............              (1,850)          (3,225)
                                                                     -----------       ----------
         Total stockholders' equity.........................             123,309          101,366
                                                                     -----------       ----------
         Total liabilities and stockholders' equity.........         $   169,417       $  132,459
                                                                     ===========       ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                            Three months ended June 30,        Six months ended June 30,
                                            ---------------------------        -------------------------
                                                 2001        2000                  2001        2000
                                               --------    --------              --------    --------
Revenues ...................................   $ 11,449    $ 19,392              $ 24,022    $ 37,496

Operating expenses:
     Editorial, product development and
       technology ..........................      9,191       9,051                18,047      17,169
     Sales and marketing ...................      8,519      10,991                16,958      23,611
     Sales and marketing - NBC expenses ....      2,140       2,815                 2,780       6,107
     General and administrative ............      5,634       6,456                 8,844      13,064
     Depreciation and amortization .........      5,143      11,291                 9,439      22,759
                                               --------    --------              --------    --------

         Total operating expenses ..........     30,627      40,604                56,068      82,710
                                               --------    --------              --------    --------

Loss from operations .......................    (19,178)    (21,212)              (32,046)    (45,214)
Interest income, net .......................        563       1,322                 1,421       2,880
Other (expense) income, net ................       --           (38)                   87         123
Write-down of investments ..................       --        (8,079)                 (104)     (8,079)
Loss from unconsolidated joint venture .....       --          --                    (127)       --
                                               --------    --------              --------    --------

Net loss before minority interest ..........    (18,615)    (28,007)              (30,769)    (50,290)

Minority interest ..........................        130        --                     109        --
                                               --------    --------              --------    --------

Net loss from continuing operations ........    (18,485)    (28,007)              (30,660)    (50,290)
Loss from discontinued operations ..........       --        (9,251)                 --       (12,136)
                                               --------    --------              --------    --------

Net loss ...................................   $(18,485)   $(37,258)             $(30,660)   $(62,426)
                                               ========    ========              ========    ========
Basic and  diluted  net loss per share  from
     continuing operations .................   $  (0.56)   $  (0.94)             $  (0.97)   $  (1.69)
                                               ========    ========              ========    ========
Basic and diluted net loss per share from
     discontinued operations ...............   $   --      $  (0.31)             $   --      $  (0.41)
                                               ========    ========              ========    ========
Basic and diluted net loss per share .......   $  (0.56)   $  (1.25)             $  (0.97)   $  (2.10)
                                               ========    ========              ========    ========
Adjusted weighted average shares of common
     stock outstanding used in computing
     basic and diluted net loss per share ..     33,250      29,691                31,487      29,691
                                               ========    ========              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                            Three months ended June 30,    Six months ended June 30,
                                            ---------------------------    -------------------------
                                                2001            2000           2001          2000
                                              ---------      ---------      ---------      ---------
Cash flows from operating activities:
   Net loss .............................     $ (18,485)     $ (37,258)     $ (30,660)     $ (62,426)
Adjustments to reconcile net loss to
   net cash used in operating activities
   of continuing operations:
   Loss from discontinued operations ....            --          9,251             --         12,136
   Expense recognized in connection with
    issuance of warrants and stock
    options .............................           680          1,187          1,375          1,957
   Write-down of investments ............            --          8,079            104          8,079
   Depreciation and amortization ........         5,143         11,291          9,439         22,759
   Deferred rent amortization ...........           (90)            --           (181)            --
   Provision for bad debt expense .......            81             --            (21)            --
   Loss from unconsolidated joint venture            --             --            127             --
   Minority interest ....................          (130)            --           (109)            --
Changes in assets and liabilities:
   Accounts receivable ..................         1,527         (2,274)         4,615            730
   Restricted cash and other assets .....          (658)          (119)           900        (10,708)
   Accounts payable and accrued expenses             28           (973)        (5,706)        (1,837)
   Deferred revenue .....................          (861)          (823)        (1,796)        (1,245)
                                              ---------      ---------      ---------      ---------

Net cash used in operating activities of
   continuing operations ................       (12,765)       (11,639)       (21,913)       (30,555)
                                              ---------      ---------      ---------      ---------

Cash flows from investing activities:
   Purchase of fixed assets .............        (1,595)        (3,519)        (4,098)        (5,300)
   Purchase of Women.com Networks, Inc.
    net of cash acquired of $14,198 .....        10,988             --         10,988             --
   Investment in Cooperative Beauty
    Ventures, L.L.C .....................            --             --           (300)            --
   Purchase of 30.1% of Cooperative
    Beauty Ventures, L.L.C., net of cash
    acquired of $358 ....................            --             --         (1,142)            --
   Investment in Kaleidoscope Network,
    Inc. ................................            --             --             --         (1,000)
                                              ---------      ---------      ---------      ---------

Cash provided by (used in) investing
   activities of continuing operations ..         9,393         (3,519)         5,448         (6,300)
                                              ---------      ---------      ---------      ---------

Cash flows from financing activities:
   Proceeds from issuance of common
    stock, net ..........................        19,068             --         19,068           (451)
   Proceeds from exercise of stock
    options .............................            --            352             --            712
   Principal payments on stockholders'
    notes receivable ....................         1,291          1,292          2,583          2,623
                                              ---------      ---------      ---------      ---------

Net cash provided by financing
   activities of continuing operations ..        20,359          1,644         21,651          2,884
                                              ---------      ---------      ---------      ---------

Cash used in discontinued operations ....          (329)          (996)          (522)        (3,533)

Net increase (decrease) in cash for the
    period ..............................        16,658        (14,510)         4,664        (37,504)
Cash and cash equivalents, beginning of
    period ..............................        36,969         83,016         48,963        106,010
                                              ---------      ---------      ---------      ---------

Cash and cash equivalents, end of period      $  53,627      $  68,506      $  53,627      $  68,506
                                              =========      =========      =========      =========


  The accompanying notes are an integral part of these condensed consolidated financial statements
iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1 - The Company

Basis of Presentation

         iVillage Inc. (the "Company") was incorporated in the State of Delaware on June 8, 1995 and commenced operations on July 1, 1995. The Company is a media company that operates iVillage.com, Women.com, iVillage Solutions, Lamaze Publishing, The Newborn Channel, and Astrology.com. iVillage.com is a leading women's online destination providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network in over 1,000 hospitals nationwide.

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

         The numbers presented in this Form 10-Q include the results of operations of Women.com Networks, Inc., a Delaware corporation and newly acquired subsidiary of the Company, for the period from June 18, 2001 through June 30, 2001.

Unaudited Interim Financial Information

         The unaudited interim condensed consolidated financial statements of the Company for the three and six months ended June 30, 2001 and 2000, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate inter-company elimination adjustments, necessary to present fairly the financial position of the Company at June 30, 2001, and the results of its operations and its cash flows for the three and six months ended June 30, 2001 and 2000, respectively. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the expected results for the full fiscal year or any future period.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassifications

         Within the condensed consolidated statements of operations, the Company has made certain reclassifications to the prior year's revenue and expense amounts to conform to the presentation in 2001. None of the reclassifications impacted the Company's net loss or net loss per share attributable to common stockholders in any period. The reclassifications include the combining of cost of revenues with product development and technology to form the operating expense line editorial, product development and technology.

Restricted Cash

         Restricted cash includes money held for a letter of credit securing a real estate lease for the Company's New York office space.

Revenue and Receivables

         One advertiser, a subsidiary of Unilever United States, Inc. ("Unilever"), accounted for 17% and 15% of our total revenues for the three and six months ended June 30, 2001, respectively, and our five largest advertisers accounted for 31% and 30% of total revenues, respectively. No one advertiser accounted for greater then 10% of our total revenues for the three and six months ended June 30, 2000, and the five largest advertisers accounted for 26% and 23% of total revenues, respectively. At June 30, 2001, Unilever accounted for approximately 15% of the net accounts receivable, and at December 31, 2000, Ford Motor Media accounted for approximately 11% of the net accounts receivable.

         Included in sponsorship and advertising revenues are barter transactions, which accounted for approximately 8% and 6% of sponsorship and advertising revenues for the three and six months ended June 30, 2001, respectively, and 5% of sponsorship and advertising revenues for the corresponding periods in 2000.

Net Loss Per Share

         Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

         Included in the calculation of weighted-average number of common shares outstanding are 10,589,968 shares which have not been issued as of June 30, 2001. These shares are being held for former Women.com stockholders that have not exchanged their Women.com shares for shares of the Company as of the balance sheet date.

         Stock options and warrants in the amount of 10,983,383 shares for the six months ended June 30, 2001 were not included in the computation of diluted net loss per share as they were anti-dilutive as a result of net losses during the period presented.

Note 2 - Discontinued Operations

         In June 2000, the Company decided to discontinue the operations of iBaby, Inc. Results of these operations have been classified as discontinued operations and all prior period results have been reclassified.

Net revenue and loss from discontinued operations are as follows (in thousands):


                                                            Three months ended           Six months ended
                                                               June 30, 2000              June 30, 2000
                                                            ------------------           ----------------
       Net revenue.................................              $  2,055                     $  4,714
                                                                 =========                    =========
       Loss from discontinued operations ..........              $ (9,251)                    $(12,136)
                                                                 =========                    =========

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


Current liabilities of discontinued operations, net as of June 30, 2001 are as follows (in thousands):

       Other current assets..................................      $       6
       Accounts payable and accrued expenses.................           (366)
                                                                   ---------
       Current liabilities of discontinued operations, net...      $    (360)
                                                                   =========



Non-current assets of discontinued operations as of June 30, 2001 are as follows (in thousands):

       Other assets..........................................      $      56
                                                                   =========
       Non-current assets of discontinued operations.........      $      56
                                                                   =========

Note 3 - Related Party Transactions

National Broadcasting Company, Inc

         In February 2001, the Company amended its November 1998 agreement with the National Broadcasting Company, Inc. ("NBC") to provide for an extension of time during which the Company must purchase its advertising or promotional spots on the NBC network. The revised terms require the Company to purchase approximately $11.6 million of advertising or promotional spots between January 30, 2001 and December 31, 2002, with $3.0 million of advertising or promotional spots being telecast during the year 2001, of which $1.5 million was telecast during the second quarter of 2001, and approximately $8.6 million during the year 2002. As of June 30, 2001, included in the caption other current assets in the condensed consolidated balance sheet is $3.5 million paid to NBC for advertising or promotional spots to be broadcast during the years 2001 and 2002.

AOL Time Warner

         The Company has extended its interactive services agreement with America Online, Inc ("AOL") until December 31, 2001 for a monthly fee of $268,908.

         Women.com Networks, Inc., a Delaware corporation and a subsidiary of the Company acquired in June 2001 ("Women.com"), is also party to an interactive services agreement with AOL. This agreement is set to expire in March 2002 unless mutually extended, provided, however, that AOL has the option for a two-year period to use one or more of the Women.com trademarks or tradenames as keywords or text based links from the AOL network to the Women.com Web site. In consideration for AOL carrying certain content of Women.com, Women.com receives guaranteed impressions and other services. Women.com is obligated to pay AOL approximately $5.65 million in carriage fees during the term of the agreement. In addition, under the agreement, AOL has the exclusive right to sell or license advertisements through Women.com's Astronet online area residing on the AOL network and is entitled to a revenue share on such advertising.

         In addition, Women.com has entered into two amendments to the interactive services agreement pursuant to which Women.com agreed to pay AOL an additional carriage fee of approximately $3.5 million in consideration of AOL providing Women.com with guaranteed placements for Astronet content in the horoscopes area of the AOL network and the right to be the exclusive provider of horoscopes content on ICQ.com. The amendments with AOL are set to expire in June 2002.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


         Included in the caption sales and marketing in the condensed consolidated statements of operations is approximately $1.2 million and $2.3 million of expense from the Company's AOL agreements for the three and six months ended June 30, 2001, respectively.

Candice Carpenter

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

Hearst Communications, Inc.

         On February 5, 2001, the Company entered into a securities purchase agreement with Hearst Communications, Inc. ("Hearst") and amended and restated such agreement on February 22, 2001. Pursuant to the terms of the amended and restated securities purchase agreement, Hearst agreed to purchase from the Company 9,324,000 shares of the Company's common stock and a warrant exercisable for 2,100,000 shares of the Company's common stock less the amounts of common stock and warrants purchased by the other former Women.com stockholders pursuant to a rights offering. In addition, under the amended and restated securities purchase agreement, Hearst agreed to purchase, or was required to purchase, additional shares of the Company's common stock in the event of any shortfall in the amount of Women.com's cash and working capital on March 31, 2001. Finally, Hearst was required to purchase from the Company additional shares of the Company's common stock in the event that in excess of 2% of the Women.com stockholders exercised appraisal rights.

         Accordingly, on June 18, 2001, Hearst purchased 9,171,343 shares of the Company's common stock and a warrant to purchase 2,065,695 shares of the Company's common stock for an aggregate purchase price of approximately $19.7 million. Hearst did not purchase any shares of the Company's common stock pursuant to the shortfall provisions and the appraisal rights provisions of the amended and restated securities purchase agreement described above.

         As a condition to Hearst's obligation to purchase shares of the Company's common stock and warrant pursuant to the amended and restated securities purchase agreement, the Company agreed to conduct a rights offering under which each former Women.com stockholder as of April 16, 2001, other than Hearst, would have the opportunity to purchase their pro rata portion of the 9,324,000 shares of the Company's common stock and warrant exercisable for 2,100,000 shares of the Company's common stock offered to Hearst. On June 15, 2001, the rights offering was completed and subsequently, the Company issued to the former Women.com stockholders, other than Hearst, 152,657 shares of the Company's common stock and warrants to purchase an additional 34,305 shares of the Company's common stock for an aggregate purchase price of approximately $0.3 million.

         On June 18, 2001, and as amended and restated on June 20, 2001, the Company entered into a iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


stockholder agreement with Hearst pursuant to which the Company is required to appoint a maximum of three representatives of Hearst to separate classes of the Company's Board of Directors. The number of representatives from Hearst is determined by the amount of shares of the Company's common stock held by Hearst or its affiliates. Currently, Hearst has three designees on the Company's Board of Directors.

           The amended and restated stockholder agreement terminates on June 20, 2006 unless earlier terminated by the Company and Hearst. Upon any early termination, any Hearst designees serving on the Company's Board of Directors must immediately resign.

         As part of the merger with Women.com, the Company assumed an amended and restated magazine content license and hosting agreement with Hearst. Under this agreement, and as further amended by the Company and Hearst on June 18, 2001, the Company will provide production and hosting services for certain Web sites affiliated with selected Hearst magazines. In consideration for these services, Hearst agreed to:

      o purchase from the Company at least $5.0 million per year for production services during the three-year term of the agreement, for a total of at least $15.0 million;

      o place at least $2.0 million of Hearst advertising per year (total of $6 million) on the iVillage network, which amount may be increased in the second and third years of the agreement if Hearst fails to pay the Company the required fees for production services as described above. If such a shortfall in production fees occurs in the second and third years of the agreement, Hearst must place additional advertising in an amount equal to 40% of the production fee shortfall; and

      o grant to the Company a right of first offer on any new internet-based development projects initiated by Hearst that are appropriate for inclusion on the network.

         The agreement also provides for revenue sharing between the Company and Hearst with respect to advertising revenues obtained by the Company from the Hearst magazine Web sites and other Web sites of the Company containing substantial Hearst content. This revenue sharing arrangement requires that the Company pay Hearst a royalty payment, based on net advertising revenues, of at least $3.9 million during the three-year term of the agreement. This amount would be reduced on a pro rata basis if Hearst failed to expend the $5.0 million in production fees in the second and third years of the agreement.

         The magazine content license and hosting agreement, as amended, expires on June 18, 2004. However, the agreement may be terminated by either party immediately upon written notice to the other party in the event of a bankruptcy, insolvency or a change of control of the other party.


Note 4 - Business Acquisitions

Unilever

         In March 2001, the Company purchased 30.1% of Cooperative Beauty Ventures, L.L.C. d/b/a Substance.com (the "venture") from Unilever for $1.5 million increasing its ownership to 80.1%. The agreement provides that the Company will fund the ongoing business and operations of the venture, but not to exceed $7.0 million, and terminates Unilever's funding obligation. As of June 30, 2001, the Company has contributed $1.8 million to the venture.

         Unilever can exercise a "put" option to require the Company to purchase Unilever's remaining ownership interest for fair market value in the venture at any time after September 30, 2002 or at any time iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


earlier, if the venture permits any person to use the "Substance" mark other than in connection with the venture's business or the venture fails to use the "Substance" mark in connection with its business from and after May 1, 2001. At any time on or after September 30, 2002, the Company can exercise a "call" option to require Unilever to sell its remaining interest in the venture to the Company for fair market value; provided that Unilever can exercise a "call" option superior to the Company's "call" option to purchase a portion of the Company's membership interest in the venture for fair market value, up to a limit of 50% of the ownership of the venture. In addition, at any time on or after September 30, 2002, Unilever can exercise a "call" option to purchase a portion of the Company's membership interest in the venture for fair market value, up to a limit of 50% of the ownership of the venture. As a result of the purchase transaction described above, the Company gained operational control of the venture and the venture has been consolidated within the Company's financial statements beginning in March 2001.

         In addition, the Company amended its February 2000 advertising agreement with Unilever. The amendment increased Unilever's advertising purchase commitment to $14.5 million from $12.0 million.

Women.com Networks, Inc.

         On June 18, 2001, the Company acquired all of the outstanding stock of Women.com Networks, Inc., the operator of a leading women's online destination. The aggregate purchase price paid was approximately $30.1 million consisting of approximately $0.2 million in cash and 15,519,838 shares of the Company's common stock. The difference between the purchase price and the fair value of the acquired net assets of Women.com of approximately $33.3 million has been allocated on a preliminary basis to goodwill and is being amortized over the period of expected benefit, which is estimated to be three years. The Company is in the process of obtaining a purchase price allocation.

         The accompanying unaudited pro forma summary presents consolidated results of operations for the Company as if the acquisition of Women.com had been consummated on January 1, 2000. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.


                                                    Six months ended June 30,   Year ended December 31,
                                                              2001                     2000
                                                              ----                     ----
                                                          (in thousands, except per share data)
Revenues...........................................      $    34,220            $    119,999
Net loss from operations...........................      $   (56,547)           $   (303,874)
Net loss...........................................      $   (55,896)           $   (325,024)
Net loss per share.................................      $     (1.02)           $      (5.95)

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 - Commitments and Contingencies

Leases

     The Company leases office and warehouse space, and equipment, under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of June 30, 2001:

                   Year ending June 30:               (in thousands)
                   ---------------------------------
                   2002............................           $  8,542
                   2003............................              8,135
                   2004............................              6,594
                   2005............................              6,316
                   2006............................              6,007
                   Thereafter......................             45,866
                                                              --------
                                                              $ 81,460
                                                              ========

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

Litigation

         Several plaintiffs have filed class action lawsuits against the Company and several of its present and former executives and our underwriters in connection with its March 1999 initial public offering in federal court. The complaints generally assert claims under the Securities Act of 1933, the Securities Exchange Act of 1934 and rules promulgated by the Securities and Exchange Commission. The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys' fees.

         The Company believes that the lawsuits and claims asserted against it pursuant to these class action complaints are without merit and intends to vigorously defend against these claims. The Company does not believe that an adverse outcome of any of these legal proceedings will have a material adverse effect on the Company's results of operations.


Note 6 - Subsequent Events

         On July 16, 2001, the Company acquired control of Public Affairs Group, Inc., operator of Business Women's Network ("BWN"), a privately-held, Washington, D.C. based company. BWN connects over 5,000 national and international women's businesses, professional organizations, and Web sites that represent approximately 39 million executive and entrepreneurial women across the United States and in many countries. The purchase price was approximately $0.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project," and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by or on our behalf is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond our control, in addition to those risks discussed below and in our other public filings, press releases and statements by our management, including (i) the volatile and competitive nature of the Internet industry, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on our business, (iv) the impact of recent and future acquisitions and joint ventures on our business and financial condition, (v) our ability to establish and maintain relationships with advertisers, sponsors, and other third party providers and partners, (vi) the impact of pending litigation on our business and financial condition and (vii) our ability to successfully integrate and manage our acquisition of Women.com. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

         We are a media company that operates iVillage.com, Women.com, iVillage Solutions, Lamaze Publishing, The Newborn Channel and Astrology.com. iVillage.com is a leading women's online destination providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network in over 1,000 hospitals nationwide.

         In June 2000, we decided to discontinue the operations of our iBaby, Inc. subsidiary. As such, all discussion and analysis below represents solely our continuing operations.

         In addition, the discussion and analysis below includes the results of operations of Women.com for the period from June 18, 2001 through June 30, 2001.

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

         Sponsorship and advertising revenues also include barter revenues, which generally represent exchanges by us of advertising space on our Web sites for reciprocal advertising space or traffic on other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon our recent historical practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are recognized when our advertisements are displayed on the reciprocal Web sites or properties, which is typically in the same period as when advertisements are displayed on iVillage.com and its affiliated properties, and are included as part of sales and marketing expenses. Revenues from barter transactions were approximately $1.3 million and $1.7 million for the six months ended June 30, 2001 and 2000, respectively.

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

         We have and expect to continue to reduce our costs through increased managerial efficiencies and several expense reduction initiatives targeted at certain expenses, including without limitation, reduced advertising, targeted staff reductions, reduced company employee benefit plan costs, as well as other initiatives. During the quarter ended June 30, 2001, we reduced our staff by approximately 90 people. Through June 30, 2001, we have paid approximately $4.2 million for severance and related costs for staff reduction and merger-related layoffs.

         Our management expects to be able to significantly reduce the expenditures of the combined company resulting from the acquisition of Women.com through elimination of overlapping personnel, facilities, marketing expenses, technology, and legal, accounting and regulatory fees. We also believe that we generally can leverage our current operating infrastructure to meet our future operational needs and integrate any necessary Women.com technology without incurring any material costs.

Results of Operations

Revenues

         Revenues were approximately $11.4 million and $24.0 million for the three and six months ended June 30, 2001, respectively, which represents a decrease of approximately 41% and 36%, respectively, when compared with the corresponding periods' revenues of $19.4 million and $37.5 million in 2000. The decrease in revenues was primarily due to lower sponsorship and advertising revenues during 2001 from Internet advertisers, and an overall downturn in the online advertising sector. Sponsorship and advertising revenues were $10.0 million and $21.1 million, or 87% and 88% of total revenues, for the three and six months ended June 30, 2001, respectively, compared to approximately $17.7 million and $34.3 million, or 91% and 92% of total revenues, respectively, for the corresponding periods in 2000. Revenues from Lamaze Publishing and The Newborn Channel accounted for approximately 25% and 26% of sponsorship and advertising revenues for the three and six months ended June 30, 2001, respectively, compared to approximately 18% and 17% for the corresponding periods in 2000.

         One advertiser, a subsidiary of Unilever United States, Inc. ("Unilever"), accounted for 17% and 15% of our total revenues for the three and six months ended June 30, 2001, respectively, and our five largest advertisers accounted for 31% and 30% of total revenues, respectively. No one advertiser accounted for greater then 10% of our total revenues for the three and six months ended June 30, 2000, and the five largest advertisers accounted for 26% and 23% of total revenues, respectively. At June 30, 2001, Unilever accounted for approximately 15% of the net accounts receivable, and at December 31, 2000, Ford Motor Media accounted for approximately 11% of the net accounts receivable.

         Included in sponsorship and advertising revenues are barter transactions, which accounted for approximately 8% and 6% of sponsorship and advertising revenues for the three and six months ended June 30, 2001, respectively, and 5% of sponsorship and advertising revenues for the corresponding periods in 2000.

         Included in revenues are fees received from the licensing of portions of our content, and fees from chart sales through Astrology.com, which accounted for approximately 13% and 12% of total revenues for the three and six months ended June 30, 2001, respectively, compared to approximately 9% and 8% for the comparable periods in 2000.

Operating Expenses

Editorial, Product Development and Technology

         Editorial, product development and technology expenses consist primarily of payroll and related expenses for the editorial, technology, Web site design and production staffs, severance costs for terminated employees, the cost of communications, related expenditures necessary to support our Web sites, software development, technology and support operations, and an allocation of facility expenses, which is based on the number of personnel. Editorial, product development and technology expenses for the three and six months ended June 30, 2001 were approximately $9.2 million and $18.0 million, or 80% and 75% of total revenues, respectively. Editorial, product development and technology expenses were approximately $9.1 million and $17.2 million, or 47% and 46% of total revenues, respectively, for the corresponding periods in 2000. The increase between the comparable six month periods was primarily attributable to the acquisitions of Women.com and a majority interest in Cooperative Beauty Ventures, L.L.C. which resulted in incremental costs of $0.1 million and $0.4 million, respectively, severance costs for terminated employees of $1.0 million, higher production costs related to Lamaze Publishing's publications of $0.5 million, offset by a decrease in salaries and related benefits of $1.1 million. Editorial, product development and technology expenses increased as a percentage of total revenues as a result of the decline in revenues for the three and six months ended June 30, 2001 compared to the same periods in 2000.

Sales and Marketing

         Sales and marketing expenses consist primarily of costs related to distribution agreements, payroll and expenses for sales and marketing personnel, severance costs for terminated employees, commissions, advertising and other marketing-related expenses, and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the three and six months ended June 30, 2001 were approximately $10.7 million and $19.7 million, or 93% and 82% of total revenues, respectively. Sales and marketing expenses were approximately $13.8 million and $29.7 million, or 72% and 79% of total revenues, for the comparable periods in 2000. The dollar decrease in sales and marketing expenses for the six months ended June 30, 2001, as compared to 2000, was primarily attributable to our continued cost reduction initiatives which resulted in a $7.7 million decrease in advertising expenses, a decrease in salaries, commissions and related benefits of $1.8 million, offset partially by severance costs for terminated employees of $0.9 million. Sales and marketing expenses increased as a percentage of total revenues for the three and six months ended June 30, 2001 compared to the same periods in 2000 primarily as a result of the decline in revenues.

         Included in sales and marketing expenses are barter transactions, which amounted to approximately 7% of sales and marketing costs during the three and six months ended June 30, 2001, compared to 7% and 6 % of sales and marketing costs for the comparable periods in 2000, respectively.

General and Administrative

         General and administrative expenses consist primarily of payroll and related expenses and benefits and related costs for general corporate overhead, including executive management, finance, allocated facilities, human resources, and legal, severance costs for terminated employees, non-capitalizable costs associated with our acquisition with Women.com, and other professional fees. General and administrative expenses for the three and six months ended June 30, 2001 were $5.6 million and $8.8 million, or 49% and 37% of total revenues, respectively. For the comparable periods in 2000, general and administrative expenses were approximately $6.5 million and $13.1 million, or 33% and 35% of total revenues, respectively. The decrease in general and administrative expenses for the comparable six month period was primarily due to a decrease in consultant and professional fees of $2.3 million, recruiting fees of $0.6 million, expenses incurred for international endeavors of $1.1 million, costs associated with our New York office space of $0.4, offset by a lump-sum payout to the former Chief Executive Officer of $1.3 million. General and administrative expenses increased as a percentage of total revenues for the three and six months ended June 30, 2001 compared to the same periods in 2000 as a result of a decline in revenues.

Depreciation and Amortization

         Depreciation and amortization expenses for the three and six months ended June 30, 2001 were approximately $5.1 million and $9.4 million, or 45% and 39% of total revenues, respectively. For the comparable periods in 2000, depreciation and amortization expenses were $11.3 million and $22.8 million, or 58% and 61% of total revenues, respectively. The dollar decrease between 2000 and 2001 was primarily attributable to a reduction in amortization expense resulting from the impairment of goodwill recorded in the third quarter of 2000, relating to the acquisitions of OnLine Psychological Services, Inc. and Code Stone Technologies, Inc., Lamaze Publishing and Family Point Inc.

Interest Income, Net

         Interest income, net includes interest income from our cash balances. Interest income, net for the three and six months ended June 30, 2001 was approximately $0.6 million and $1.4 million, or 5% and 6% of total revenues, respectively. For the comparable periods in 2000, interest income, net was approximately $1.3 million and $2.9 million, or 7% and 8% of total revenues, respectively. The dollar decrease between 2000 and 2001 was due to lower average net cash and cash equivalents balances in 2001 than in 2000.

Recent Events

         On July 16, 2001, we acquired control of Public Affairs Group, Inc. operator of Business Women's Network (BWN), a privately-held, Washington, D.C. based company. BWN connects over 5,000 national and international women's businesses, professional organizations, and Web sites that represent approximately 39 million executive and entrepreneurial women across the United States and in many countries. The purchase price was approximately $0.9 million.

Liquidity and Capital Resources

         As of June 30, 2001, we had approximately $53.6 million in cash and cash equivalents and approximately $9.3 million of restricted cash. Cash equivalents include money market accounts. The restricted cash includes money held for a letter of credit securing a real estate lease for our office space. We maintain our cash and cash equivalents in highly rated financial institutions.

         We have sustained net losses and negative cash flows from operations since our inception. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to achieve profitable operations and/or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that we will achieve profitable operations or that we will be able to raise adequate financing from other sources. Management believes that our current funds will be sufficient to enable us to meet our planned expenditures through at least December 31, 2001. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources, if those resources were not available on terms acceptable to us.

         Our management has publicly stated that they expect our EBITDA, or earnings before income taxes, depreciation and amortization, to be positive by the third quarter of 2001. Although, as of the date of this Form 10-Q, our management continues to have an expectation of third quarter EBITDA profitability, this expectation is primarily based on internal estimates of expected revenue growth, most of which relate to expected increased advertising related revenues, and continuing emphasis on controlling all operating expenses. These estimates and expectations are based on our historical results of operations and may not accurately reflect our future results of operations, particularly since the advertising market is in the midst of a recession and we have recently been unable to achieve quarterly revenue growth. There can be no assurance that we will attain EBITDA profitability in the third quarter of 2001, or during any subsequent quarter due to significant uncertainties and contingencies surrounding our estimates and expectations.

         Net cash used in operating activities from continuing operations increased to approximately $12.8 million for the three months ended June 30, 2001, from $11.6 million for the comparable period in 2000. Net cash used in operating activities from continuing operations decreased to approximately $21.9 million for the six months ended June 30, 2001, from $30.6 million for the comparable period in 2000. The overall decrease in net cash used in operating activities from continuing operations resulted primarily from a decrease in losses from continuing operations and a decrease in accounts receivable, offset by a decrease in accounts payable and accrued expenses. The decreased loss from continuing operations was primarily due to the decrease in sales and marketing and general and administrative expenses resulting from our expense reduction initiatives and a reduction in amortization expense resulting from the impairment charge recorded in the third quarter of 2000, offset by lower revenues in 2001.

         Cash provided by investing activities from continuing operations was approximately $9.4 million and $5.4 million for the three and six months ended June 30, 2001, respectively. This compares to cash used in investing activities from continuing operations of approximately $3.5 million and $6.3 million for the three and six months ended June 30, 2000. The overall increase in cash provided by investing activities from continuing operations for the three and six months ended June 30, 2001 to the comparable periods in 2000 was primarily from the acquisition of Women.com in the second quarter 2001 resulting in net cash acquired of $11.0 million and lower fixed asset purchases of $1.2 million.

         Net cash provided by financing activities from continuing operations amounted to approximately $20.4 million and $21.7 million for the three and six months ended June 30, 2001, respectively, compared to approximately $1.6 million and $2.9 million for the three and six months ended June 30, 2000, respectively. The overall increase in cash provided by financing activities was primarily attributable to the purchase of shares of common stock and warrants for $20.0 million by Hearst and other former Women.com stockholders, offset slightly by the costs associated with the issuance of stock and warrants for the Women.com acquisition and rights offering of $0.9 million.

         As of September 28, 1999, we entered into a financial advisory agreement with Allen & Company Incorporated pursuant to which Allen & Company will act as our financial advisor with respect to various matters from time to time. In February 2000, we executed an amendment to the agreement that extended its term to September 28, 2000 and set forth additional fees payable to Allen & Company for up to twelve months after expiration of the agreement upon the occurrence of certain events. During July 2001, we paid Allen & Company a fee of approximately $2.0 million in connection with their services related to the Women.com acquisition.

        In March 2000, we entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which we have consolidated our New York City operations. The financial commitment for rent at this office space is approximately $4.7 million for the next twelve months. Pursuant to the terms of the lease, we received approximately $3.8 million in January 2001 and approximately $0.5 million in April 2001 and anticipate receiving an additional approximately $1.0 million for reimbursement of certain construction expenses. We also expect to spend an additional approximately $0.3 million to complete the construction project. We are currently exploring several alternatives to reduce our lease commitment, including subleasing a portion of our space under the lease.

        In February 2001, we further amended our November 1998 agreement with NBC to provide for an extension of time during which we must purchase our advertising or promotional spots on the NBC network. The revised terms require us to purchase approximately $11.6 million of advertising or promotional spots between January 30, 2001 and December 31, 2002, with $3.0 million of advertising or promotional spots being telecast during the year 2001, of which $1.5 million was telecast during the second quarter of 2001, and approximately $8.6 million during the year 2002. As of June 30, 2001, included in the caption other current assets in the condensed consolidated balance sheet is $3.5 million paid to NBC during the first and second quarters of 2001 for advertising or promotional spots to be televised during the years 2001 and 2002.

          In March 2001, we purchased 30.1% of Cooperative Beauty Ventures, L.L.C. d/b/a Substance.com (the "venture") from Unilever for $1.5 million increasing our ownership to 80.1%. The agreement revised our funding obligation and provides that we will fund the ongoing business and operations of the venture, but not to exceed $7.0 million, and terminates Unilever's funding obligation. As of June 30, 2001, we have contributed $1.8 million to the venture.

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

         In addition, we amended our February 2000 advertising agreement with Unilever. The amendment increased Unilever's advertising purchase commitment to $14.5 million from $12.0 million. Through June 30, 2001, we have earned approximately $6.5 million under the advertising agreement and approximately $8.0 million of the advertising purchase commitment remains from July 1, 2001 through March 31, 2003.

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

         On June 18, 2001, we acquired all of the outstanding stock of Women.com Networks, Inc., the operator of a leading women's online destination. The aggregate purchase price paid was approximately $30.1 million consisting of approximately $0.2 million in cash and

15,519,838 shares of our common stock. The difference between the purchase price and the fair value of the acquired net assets of Women.com of approximately $33.3 million has been allocated on a preliminary basis to goodwill and is being amortized over the period of expected benefit, which is estimated to be three years. We are in the process of obtaining a purchase price allocation.

         On June 18, 2001, Hearst purchased 9,171,343 shares of our common stock and a warrant to purchase 2,065,695 shares of our common stock for an aggregate purchase price of approximately $19.7 million pursuant to an amended and restated securities purchase agreement.

         Pursuant to a rights offering to each former Women.com stockholder as of April 16, 2001, other than Hearst, subsequent to June 15, 2001, the day the rights offering was completed, we issued 152,657 shares of our common stock and warrants to purchase an additional 34,305 shares of our common stock for an aggregate purchase price of approximately $0.3 million.

         Pursuant to an amended and restated magazine content license and hosting agreement with Hearst, Hearst has committed to purchase from us between $15.0 and $21.0 million of production and advertising services over a three-year period.

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

         Successful integration of Women.com's operations, technology, Web sites, products, customers and personnel will place a significant burden on our management and internal resources. The diversion of the attention of management and any difficulties encountered in the transition and integration process could have a material adverse effect on our future business, financial condition and operating results.


If we do not successfully integrate the business and operations of Women.com, our financial results and our ability to achieve profitability will be adversely affected.

         Upon the closing of the merger, we commenced the integration of Women.com's operations, technology, Web sites, products, customers and personnel. We have strived to maintain the companies' relationships with key customers and joint venturers. Integration efforts may be difficult and unpredictable because of possible cultural conflicts and different opinions on strategic plans, personnel and other decisions. Integration may be made more difficult because our operations are centered in New York while Women.com's operations were centered in California. We do not know whether we will be successful in these integration efforts and we cannot assure you that we will be able to integrate the business and operations of Women.com in a timely and efficient manner. If we cannot successfully integrate Women.com's operations, technology, Web sites, products, customers and personnel and maintain our and Women.com's relationships with key customers and joint venturers, our business, financial condition and results of operations may be seriously harmed.

The market price of our common stock may decline after completion of the merger.

         The market price of our common stock may decline after completion of the merger if:

            o the integration of the business and operations of Women.com is unsuccessful or takes longer than anticipated;

            o the effect of the merger on our financial results is not consistent with the expectations of securities analysts or investors;

            o we do not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by securities analysts or investors; or

            o following the merger, our significant stockholders decide to dispose of their shares because the results of the merger are not consistent with their expectations.

Hearst owns approximately 32.1% of the outstanding shares of our common stock and has three representatives on our board of directors, and therefore Hearst will be able to significantly influence our corporate direction and policies.

         Hearst owns approximately 32.1% of the outstanding shares of our common stock. This assumption assumes that all of the shares of Women.com held by former Women.com stockholders have been exchanged for shares of our common stock and accordingly there are 54,545,202 shares of our common stock outstanding. In addition, Hearst holds a warrant entitling it to purchase 2,065,695 shares of our common stock.

        Pursuant to an amended and restated stockholder agreement entered into Hearst and us, on June 20, 2001 we appointed three representatives of Hearst to our board of directors, with one Hearst designee appointed to each class of director. The amended and restated stockholder agreement provides that the number of Hearst's representatives is subject to reduction if Hearst's ownership of our common stock falls below certain threshold levels. There is also a Hearst representative on each of our nominating and compensation committees.

        Hearst's board representation and stock ownership will allow Hearst to significantly influence our corporate direction and policies, including any mergers, acquisitions, consolidations, strategic relationships or sales of assets. This board representation and stock ownership may also discourage or prevent transactions involving an actual or potential change of control, including transactions in which our stockholders would otherwise receive a premium for their shares. In addition, the interests of Hearst, which owns or has significant investments in other businesses, including cable television networks, newspapers, magazines and electronic media, may from time to time be competitive with, or otherwise diverge from, our interests, particularly with respect to new business opportunities and future acquisitions.

         Although Hearst is required to vote all shares that it holds in excess of 25% (subject to adjustment) of our voting securities in accordance with the recommendation of our board of directors, Hearst may effectively control certain stockholder actions, including approving changes to our certificate of incorporation or bylaws and adopting or changing equity incentive plans. Hearst's effective control over stockholder actions may also determine the outcome of any merger, consolidation, sale of all or substantially all of our assets or other form of change of control that we might consider.

We have a limited operating history and may face difficulties encountered in the new and rapidly evolving markets in which we operate.

         We have a limited operating history and face many of the risks and difficulties frequently encountered in new and rapidly evolving markets, including the Internet advertising market. The risks and difficulties faced by us include our ability to:

            o  attract a larger audience to the iVillage network of Web sites;

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

        We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses attributable to common stockholders of approximately $37.3 million for the six months ended June 30, 2001, $191.4 million for the year ended December 31, 2000 and $116.6 million for the year ended December 31, 1999. As of June 30, 2001, our accumulated deficit was approximately $415.0 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

         We currently anticipate that our existing cash and cash equivalents will be sufficient to meet our anticipated capital expenditures and working capital requirements for at least the next twelve months. However, the amount of cash and cash equivalents that we will need in the future cannot be accurately predicted and depends on many factors, including the amount of revenues received and expenses incurred in connection with the operation of our business including the costs of integrating the operations of Women.com. Accordingly, we may need to raise additional funds in the near future to fund its operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. In particular, unless the market price of our common stock increases dramatically, it is unlikely that we will be able to raise funds through a public offering of our common stock. If adequate funds are not available or are not available on acceptable terms, we would have to scale back our business and our business and financial condition would be harmed, or we may be forced to cease operations entirely.

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

         We depend on a limited number of advertisers for a significant portion of our revenues. For the six months ended June 30, 2001, and the year ended December 31, 2000, revenues from our five largest advertisers accounted for approximately 30% and 23% of our total revenues, respectively. One advertiser, Unilever, accounted for 15% of our total revenues for the six months ended June 30, 2001, and no one advertiser accounted for greater than 10% of our total revenues for the year ended December 31, 2000. At June 30, 2001, Unilever accounted for approximately 15% of the net accounts receivable, and at December 31, 2000, Ford Motor Media accounted for approximately 11% of the net accounts receivable. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of advertisers. In addition, our largest advertisers have in the past varied over time, and we anticipate that they will continue to do so in the future.

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

         AOL has accounted for a significant portion of our online traffic based on the delivery to us of a guaranteed number of impressions. Although it is difficult to accurately measure, we believe that AOL accounts for in excess of 15% of our online traffic. Our agreement with AOL does not prohibit AOL from carrying online sites or developing and providing content that compete with our Web sites, and AOL currently carries competing Web sites. Our agreement with AOL expires on December 31, 2001. See also "AOL Time Warner's investments in our competitors may result in conflicts of interest for AOL Time Warner that could be adverse to us" below.

         Women.com relies on its Astronet site to generate a significant portion of its page views and Astronet depends on AOL for traffic. During the year ended December 31, 2000, approximately 21% of Women.com's page views were generated by Astronet and, during that same period, approximately 45% of Astronet's traffic was generated by AOL.

         If AOL discontinues carrying our channels, or Women.com's Astronet site, our business, results of operations and financial condition would be materially adversely affected.

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

        AOL Time Warner, which has accounted for a significant portion of our online traffic, has invested in Oxygen Media, an Internet and television company that is developing cable and interactive content for women and children. In addition, Oxygen Media has acquired from AOL Time Warner the assets of electra.com, an online women's network, and Thrive Partners LLC, the operator of thriveonline.com, a health Web site, and entered into a television distribution agreement with AOL Time Warner. Prior to the merger, AOL Time Warner owned approximately 8.4% of our outstanding common stock. After the merger, AOL Time Warner owns approximately 4.6% of our outstanding common stock. The relationship between AOL Time Warner and Oxygen Media and the relationship between AOL Time Warner and us may result in a conflict of interest for AOL Time Warner, which could adversely effect our relationship and our current negotiations of a new agreement with AOL Time Warner or result in the diversion of attractive business opportunities from AOL Time Warner to another entity other than us. Our other principal investors, such as NBC, Rho Management Company, Inc. and Hearst, may have similar conflicts of interests by virtue of their other investments. For example, NBC has invested in NBCi.com, an interactive Web site which competes with us for advertisers, users, content and strategic partners. We are unable to determine what other competing investments these principal investors may have since none have publicly disclosed, or otherwise informed us, of the scope or subject of their specific other Internet or media-related investments, particularly since both Rho Management Company and Hearst are privately-held companies. In addition, we do not have the ability to constrain the investment activity of any of our principal investors and therefore cannot predict the extent of any future investments in businesses that are competitive with us.

Restrictions on our ability to enter into sponsorship, advertising or other business relationships with Hearst's competitors may adversely affect our business.

         In connection with the merger, we assumed a magazine content license and hosting agreement originally entered into between Women.com and Hearst. That agreement restricts our ability to enter into relationships with competitors of Hearst and those restrictions may prevent us from expanding our network and enhancing our content and the visibility of our brand and may cause us to forego potential advertising revenues from competitors of Hearst. Specifically, the agreement provides that we may not, without Hearst's consent:

      o enter into any agreement to include in our network any Web sites for magazines that compete with Hearst magazines;

      o display on the magazine Web sites any advertising or other promotional materials from magazines that compete with Hearst magazines; or

      o display on an iVillage Web page the brands, logos, trademarks or proprietary content of both Hearst and a Hearst competitor.

If we fail to manage our growth effectively, our business and financial condition could be harmed.

         If we are unable to manage our growth effectively, our business could be adversely affected. We have experienced and continue to experience significant growth, both internally and through acquisitions and joint ventures. This growth has placed, and the integration of Women.com and our anticipated future growth in our operations will continue to place, a significant strain on our resources. As part of this growth, we will have to implement new operational and financial systems, procedures and controls. Our business would be harmed if we are unable to implement these new systems in a timely and effective manner.

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

         Many of the entities with which we compete for acquisition candidates and joint venture partners have greater financial resources than ours. In addition, our acquisition program has been materially adversely affected by the material decline in the market price of our common stock.

         If, despite these factors, we are successful in entering into additional business combinations, acquisitions and joint ventures, our business, results of operations and financial condition could be materially and adversely affected if we are unable to integrate the operations of the acquired companies or joint ventures. Our ability to integrate the operation of the acquired companies or joint ventures will depend, in part, on our ability to overcome or address:

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

         There are a large number of Web sites competing for the attention and spending of members, users and advertisers. Our Web sites compete for members, users and advertisers with the following types of companies:

         o online services or Web sites targeted at women, such as Oxygen.com and condenet.com;

         o cable networks targeting women, such as Oxygen Media, Inc. and Lifetime Television;

         o Web search and retrieval and other online service companies, commonly referred to as portals, such as AOL, Terra Networks, S.A. and Yahoo! Inc.;

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

         Substantially all of our communications hardware and some of our other computer hardware operations are located at Exodus Communications, Inc.'s facilities in New Jersey and Verio, Inc.'s facilities in California. Fire, floods, earthquakes, power loss (including as a result of rolling blackouts), telecommunications failures, break-ins and similar events could damage these systems. System failures may adversely affect the company's user traffic, which could adversely affect its revenues and operating results and harm its reputation with users, advertisers and commerce partners. Computer viruses, electronic break-ins or other similar disruptive problems, such as those historically experienced by several leading Web sites, could also adversely affect our Web sites. California is in the midst of an energy crisis that could disrupt the operation of our Web sites and increase our expenses. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan.

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

         In addition, through iVillage.com, Women.com, Lamaze Publishing and iVillage Integrated Properties, Inc., we distribute publications and broadcast over our Web sites and The Newborn Channel information and advice regarding healthcare, childbirth, infant care and financial and tax issues. We may be exposed to liability claims in connection with this information.

         We also offer e-mail services through a third party vendor, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service.

         Consumers may also sue us if any of the products or services that we sell are found to be defective, fail to perform properly or injure the user. We may also face potential liability in connection with the sale of products and services by our e-commerce partners.

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

         Although we believe that our technologies do not infringe upon the intellectual property rights of others, third parties have and could assert claims of patent, trademark or copyright infringement or misappropriation of creative ideas or formats against us with respect to our use of domain names, our content, Web page formats, Web business methods or any third-party content we carry. We expect that participants in our markets increasingly will be subject to infringement claims as the number of services and competitors in our industry segment grows. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies, ideas or formats, any of which could materially harm our business, financial condition or results of operations.

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

        Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly, Douglas
W. McCormick, our Chief Executive Officer. The loss of the services of Mr. McCormick would likely harm our business. We currently do not maintain "key person" life insurance for any of our senior management.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         Beginning in June 2001, several plaintiffs filed class action complaints in the United States District Court for the Southern District of New York against us, several of our present or former officers and/or directors and our underwriters in connection with our initial public offering of our common stock in March 1999. The complaints assert claims under Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the Securities and Exchange Commission thereunder. The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys' fees. We expect that these class action complaints and any related class actions will be consolidated in one matter.

         We believe that the lawsuits and claims asserted against us pursuant to these class action complaints are without merit and intend to vigorously defend against these claims.

Item 2.  Changes in Securities and Use of Proceeds.

         Pursuant to the terms of an amended and restated securities purchase agreement dated as of February 22, 2001 between us and Hearst Communications, Inc. ("Hearst"), Hearst agreed to purchase from us 9,324,000 shares of our common stock, par value $0.01 per share and a warrant exercisable for 2,100,000 shares of our common stock less the amounts of common stock and warrants purchased by the other former Women.com stockholders pursuant to a rights offering. In addition, under the amended and restated securities purchase agreement, Hearst agreed to purchase, or was required to purchase, additional shares of our common stock in the event of any shortfall in the amount of Women.com Networks, Inc.'s cash and working capital on March 31, 2001. Finally, Hearst was required to purchase from us additional shares of our common stock in the event that in excess of 2% of the Women.com stockholders exercised appraisal rights.

         Accordingly, on June 18, 2001, Hearst purchased 9,171,343 shares of our common stock and a warrant to purchase 2,065,695 shares of our common stock for an aggregate purchase price of approximately $19.7 million. No underwriting commissions or discounts were paid in connection therewith. The warrant has an exercise price of $0.01 per share and is exercisable at any time or from time to time up to and including 5:00 p.m. New York time on December 31, 2004; provided however, Hearst has no right to exercise the warrant unless at the time of exercise the average closing price of our common stock has exceeded $3.75 for any 15 consecutive trading days. Hearst did not purchase any shares of our common stock pursuant to the shortfall provisions and the appraisal rights provisions of the amended and restated securities purchase agreement described above.

         The securities described above were issued to Hearst in reliance of the provisions of Rule 506 of Regulation D. The securities were issued only to Hearst and Hearst represented to us in the amended and restated securities purchase agreement that it was an accredited investor and was acquiring the securities for its own account with no present intention of distributing or selling any of the securities. In addition, Hearst acknowledged that the securities had not been registered under the Securities Act of 1933, as amended, that it may not sell the securities unless such sale or other disposition has been registered or is exempt from registration under the Securities Act and that a restrictive legend to the effect of the foregoing would be placed on each certificate representing the securities.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On June 15, 2001 we held a special meeting of our stockholders. The stockholders voted in favor of the approval of the merger agreement and the transactions contemplated by the merger agreement, including the merger and the issuance of shares of our common stock in connection with the merger, as follows:

                                                                          Number of Votes
                                               ----------------------------------------------------------------------
                                                        For                   Against                 Abstain
                                                        ---                   -------                 -------
          Approval of the merger agreement
          and the transactions contemplated
          thereby............................
                                                    18,010,076                93,900                  24,313

         The stockholders voted in favor of the approval of the issuance of shares of our common stock and warrants to acquire our common stock to Hearst pursuant to the amended and restated securities purchase agreement as follows:


                                                                          Number of Votes
                                               ----------------------------------------------------------------------
                                                        For                   Against                 Abstain
                                                        ---                   -------                 -------
          Approval of the issuance of shares
          and warrants to Hearst.............
                                                    18,048,601                58,143                  21,545


         The stockholders voted in favor of the approval of the rights offering to all Women.com stockholders other than Hearst as follows:


                                                                          Number of Votes
                                               ----------------------------------------------------------------------
                                                        For                   Against                 Abstain
                                                        ---                   -------                 -------
          Approval of the rights offering....
                                                    18,031,571                70,400                  26,278


         The stockholders voted in favor of the approval of an amendment to our amended and restated certificate of incorporation to increase the authorized number of shares of our common stock from 65,000,000 to 200,000,000 as follows:

                                                                       Number of Votes
                                                     -----------------------------------------------------
                                                            For             Against           Abstain
                                                            ---             -------           -------
         Approval of the amendment to our amended
         and restated certificate of
         incorporation ..........................       17,657,030          447,161           24,098


Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

         3.1      Corrected Restated Certificate of Incorporation of the
                  Registrant.

         3.1.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation.

         3.2      By-Laws of the Registrant.

         11       Statement re: computation of earnings per share.


(b) Reports on Form 8-K were filed on April 19, 2001, April 24, 2001, May 4, 2001, June 8, 2001, and June 18, 2001, each reporting under Item 5. A Report on Form 8-K was filed on June 29, 2001 reporting under Items 2, 5 and 7.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          iVILLAGE INC.
                                          (Registrant)


Dated:       August 14, 2001              By: /s/ Douglas W. McCormick
                                              ---------------------------------
                                              Douglas W. McCormick
                                              Chairman and Chief Executive
                                              Officer
                                              (Principal Executive Officer)


Dated:       August 14, 2001              By: /s/ Scott Levine
                                              ----------------------------------
                                              Scott Levine
                                              Chief Financial Officer (Principal
                                              Accounting and Financial Officer)

                                  EXHIBIT INDEX


      Exhibits
       --------

         3.1      Corrected Restated Certificate of Incorporation of the
                  Registrant.

         3.1.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation.

         3.2      By-Laws of the Registrant.

         11       Statement re: computation of earnings per share.