Form 10-Q
period 2001-09-30
IVILLAGE INC
filed 2001-11-14
CIK 1074767

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

            52,565,847 shares of common stock as of November 8, 2001.

                                  iVillage Inc.
                                    Form 10-Q
                    For the Quarter ended September 30, 2001
                                      Index

PART I.          FINANCIAL INFORMATION                                   Page(s)

Item 1.          Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
and December 31, 2000 (Unaudited).............................................1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 (Unaudited) and 2000 (Unaudited)..............2

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2001 (Unaudited) and 2000 (Unaudited)..............3

Notes to Condensed Consolidated Financial Statements (Unaudited)..............4

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................13

Item 3.          Quantitative and Qualitative Disclosures About
                 Market Risk..................................................35



PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings............................................36

Item 2.          Changes in Securities and Use of Proceeds....................36

Item 3.          Defaults Upon Senior Securities..............................36

Item 4.          Submission of Matters to a Vote of Security Holders..........36

Item 5.          Other Information............................................36

Item 6.          Exhibits and Reports on Form 8-K.............................36

Signatures....................................................................38

Exhibit Index.................................................................39

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         iVillage Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (Unaudited)

                                                                                                  September 30,   December 31,
                                                                                                      2001            2000
                                                                                                  ------------    -----------
                                     Assets
Current assets:
Cash and cash equivalents ........................................................................   $  34,419    $  48,963
Accounts receivable, net .........................................................................       9,588        7,864
Other current assets .............................................................................      14,310        9,700
                                                                                                     ---------    ---------
                  Total current assets ...........................................................      58,317       66,527

Restricted cash ..................................................................................       9,250        9,250
Fixed assets, net ................................................................................      22,652       20,057
Goodwill and other intangible assets, net ........................................................      57,138       36,432
Other assets .....................................................................................         289          137
Non-current assets of discontinued operations ....................................................          56           56
                                                                                                     ---------    ---------
                  Total assets ...................................................................   $ 147,702    $ 132,459
                                                                                                     =========    =========


                      Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses ............................................................   $  20,694    $  18,695
Deferred revenue .................................................................................       4,934        6,337
Deferred rent ....................................................................................         361          361
Current liabilities of discontinued operations, net ..............................................         178          882
                                                                                                     ---------    ---------
                  Total current liabilities ......................................................      26,167       26,275

Deferred rent, net of current portion ............................................................       4,547        4,818
                                                                                                     ---------    ---------
                  Total liabilities ..............................................................      30,714       31,093
Minority interest ................................................................................          52           --

Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $.01, 5,000,000 shares authorized, no shares issued
     and outstanding as of September 30, 2001 and December 31, 2000, respectively ................          --           --
Common stock - par value $.01, 200,000,000 shares and 65,000,000 shares authorized, 52,449,478 and 29,706,770 issued and outstanding as of
     September 30, 2001 and December 31, 2000, respectively ......................................         545          297
Additional paid-in capital .......................................................................     543,997      495,758
Accumulated deficit ..............................................................................    (423,017)    (384,316)
Treasury stock at cost (167,859 shares) ..........................................................        (129)          --
Stockholders' notes receivable ...................................................................      (3,274)      (7,148)
Unearned compensation and deferred advertising ...................................................      (1,186)      (3,225)
                                                                                                     ---------    ---------
                  Total stockholders' equity .....................................................     116,936      101,366
                                                                                                     ---------    ---------
                  Total liabilities and stockholders' equity .....................................   $ 147,702    $ 132,459
                                                                                                     =========    =========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                    Three months ended September 30,    Nine months ended September 30,
                                                    --------------------------------    -------------------------------
                                                            2001         2000                  2001         2000
                                                            ----         ----                  ----         ----
Revenues .............................................   $  18,066    $  20,191             $  42,088    $  57,687

Operating expenses:
         Editorial, product development and technology       8,171        9,413                26,218       26,582
         Sales and marketing .........................       6,417       12,290                23,375       35,901
         Sales and marketing - NBC/Hearst expenses ...       1,591          640                 4,371        6,747
         General and administrative ..................       3,642        4,896                12,486       17,960
         Depreciation and amortization ...............       7,092       10,767                16,531       33,526
         Impairment of goodwill ......................          --       98,056                    --       98,056
                                                         ---------    ---------             ---------    ---------
                  Total operating expenses ...........      26,913      136,062                82,981      218,772
                                                         ---------    ---------             ---------    ---------

Net loss from operations .............................      (8,847)    (115,871)              (40,893)    (161,085)
Interest income, net .................................         620        1,315                 2,041        4,195
Other (expense) income, net ..........................        (147)         400                   (60)         523
Write-down of investments ............................          --       (5,100)                 (104)     (13,179)
Gain on sale of assets ...............................         385           --                   385           --
Loss from unconsolidated joint venture ...............          --         (115)                 (127)        (115)
                                                         ---------    ---------             ---------    ---------

Net loss before minority interest ....................      (7,989)    (119,371)              (38,758)    (169,661)
Minority interest ....................................         (52)          --                    57           --
                                                         ---------    ---------             ---------    ---------

Net loss from continuing operations ..................      (8,041)    (119,371)              (38,701)    (169,661)
                                                         ---------    ---------             ---------    ---------
Loss from discontinued operations ....................          --          409                    --      (11,727)
                                                         ---------    ---------             ---------    ---------

Net loss .............................................   $  (8,041)   $(118,962)            $ (38,701)   $(181,388)
                                                         =========    =========             =========    =========
Basic and diluted net loss per share from
         continuing operations .......................   $   (0.15)   $   (4.02)            $   (0.99)   $   (5.71)
                                                         =========    =========             =========    =========
Basic and diluted net loss per share from
         discontinued operations .....................   $      --    $    0.02             $      --    $   (0.40)
                                                         =========    =========             =========    =========
Basic and diluted net loss per share .................   $   (0.15)   $   (4.00)            $   (0.99)   $   (6.11)
                                                         =========    =========             =========    =========
Adjusted weighted average shares of common
         stock outstanding used in computing
         basic and diluted net loss per share ........      54,530       29,704                39,253       29,704
                                                         =========    =========             =========    =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                      Three months ended September 30,      Nine months ended September 30,
                                                      --------------------------------      -------------------------------
                                                             2001          2000                  2001           2000
                                                      --------------- ----------------      --------------- ---------------
Cash flows from operating activities:
     Net loss ...........................................   $  (8,041)   $(118,962)            $ (38,701)     $(181,388)
Adjustments to reconcile net loss to net cash used in
     operating activities of continuing operations:
     Loss from discontinued operations ..................          --         (409)                   --         11,727
     Expense recognized in connection with issuance
       of warrants and stock options ....................         664          761                 2,039          2,718
     Write-down of investments ..........................          --        5,100                   104         13,179
     Print advertising expense ..........................         809           --                   809             --
     Gain on sale of assets .............................        (385)          --                  (385)            --
     Depreciation and amortization ......................       7,092       10,767                16,531         33,526
     Impairment of goodwill .............................          --       98,056                    --         98,056
     Deferred rent amortization .........................         (90)         (80)                 (271)           (80)
     Provision for bad debt expense .....................         (35)          --                   (56)            --
     Loss from unconsolidated joint venture .............          --           --                   127             --
     Minority interest ..................................          52           --                   (57)            --
Changes in assets and liabilities:
     Accounts receivable ................................      (3,504)      (1,597)                1,111           (867)
     Restricted cash and other assets ...................       2,203        1,406                 3,103         (9,302)
     Accounts payable and accrued expenses ..............     (15,691)       4,381               (21,397)         2,544
     Deferred revenue ...................................      (1,792)      (2,261)               (3,588)        (3,506)
                                                            ---------    ---------             ---------      ---------
Net cash used in operating activities of continuing
     operations .........................................     (18,718)      (2,838)              (40,631)       (33,393)
                                                            ---------    ---------             ---------      ---------
Cash flows from investing activities:
     Purchase of 99% of Public Affairs Group, Inc.,
       net of cash acquired of $232 .....................        (268)          --                  (268)            --
     Purchase of fixed assets ...........................        (595)      (7,686)               (4,693)       (12,986)
     Purchase of Women.com Networks, Inc., net of
       cash acquired of $14,198 .........................          --           --                10,988             --
     Investment in Cooperative Beauty Ventures, L.L.C ...          --           --                  (300)            --
     Purchase of 30.1% of Cooperative Beauty Ventures,
       L.L.C., net of cash acquired of $358 .............          --           --                (1,142)            --
     Investment in Kaleidoscope Network, Inc. ...........          --           --                    --         (1,000)
                                                            ---------    ---------             ---------      ---------
Net cash (used in) provided by investing activities
      of continuing operations ..........................        (863)      (7,686)                4,585        (13,986)
                                                            ---------    ---------             ---------      ---------

Cash flows from financing activities:
     Repayment of long term debt ........................        (449)          --                  (449)            --
     Proceeds(costs) from issuance of common stock,net ..        (158)          --                18,910           (451)
     Proceeds from the exercise of stock options ........          --           18                    --            730
     Repurchase of common stock .........................        (129)          --                  (129)            --
     Principal payments on stockholders' notes receivable       1,291        1,291                 3,874          3,914
                                                            ---------    ---------             ---------      ---------
Net cash provided by financing activities of
     continuing operations ..............................         555        1,309                22,206          4,193
                                                            ---------    ---------             ---------      ---------

Cash used in discontinued operations ....................        (182)      (1,487)                 (704)        (5,020)

Net decrease in cash for the period .....................     (19,208)     (10,702)              (14,544)       (48,206)
Cash and cash equivalents, beginning of period ..........      53,627       68,506                48,963        106,010
                                                            ---------    ---------             ---------      ---------
Cash and cash equivalents, end of period ................   $  34,419    $  57,804             $  34,419      $  57,804
                                                            =========    =========             =========      =========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The Company

Basis of Presentation

         iVillage Inc. (the "Company") was incorporated in the State of Delaware on June 8, 1995 and commenced operations on July 1, 1995. The Company is a leading women's media company and the number one brand serving women online. iVillage includes iVillage.com, Women.com, Business Women's Network, iVillage Solutions, Lamaze Publishing, The Newborn Channel, and Astrology.com. iVillage.com is a leading online women's destination providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising-supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network in over 1,000 hospitals nationwide.

         The Company has sustained net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to achieve profitable operations and/or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that the Company will achieve profitable operations or that it will be able to raise adequate financing from other sources. Management believes that its current funds will be sufficient to enable the Company to meet its planned expenditures through the next twelve months. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources, if such resources were not available on terms acceptable to the Company.

         The Company is subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend the Company's online service brands, the rejection of the Company's services by Web consumers, vendors, sponsors and/or advertisers and the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event the Company does not successfully implement its business plan, certain assets may not be recoverable.

         The numbers presented in this Form 10-Q include the results of operations of Public Affairs Group, Inc., a Delaware corporation ("PAG") and operator of Business Women's Network ("BWN") that is controlled by the Company, for the period from July 16, 2001 through September 30, 2001, and the results of operations of Women.com from June 18, 2001 through September 30, 2001.


Unaudited Interim Financial Information

         The unaudited interim condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2001 and 2000, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the "Securities Act"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


appropriate inter-company elimination adjustments, necessary to present fairly the financial position of the Company at September 30, 2001, and the results of its operations and its cash flows for the three and nine months ended September 30, 2001 and 2000, respectively. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Restricted Cash

         Restricted cash includes money held for a letter of credit securing a real estate lease for the Company's New York office space (See Note 7).

Revenue and Receivables

         A subsidiary of Unilever United States, Inc. ("Unilever") accounted for approximately 14% of our total revenues for the three and nine months ended September 30, 2001, respectively, and Hearst Communications, Inc. ("Hearst") accounted for approximately 11% of our total revenues for the three months ended September 30, 2001 (See Note 3). Our five largest advertisers accounted for approximately 35% and 34% of total revenues for the three and nine months ended September 30, 2001, respectively. No one advertiser accounted for greater than 10% of our total revenues for the three and nine months ended September 30, 2000, and the five largest advertisers accounted for approximately 26% and 24% of total revenues, respectively. At September 30, 2001, The Procter and Gamble Company ("Procter and Gamble") and Unilever accounted for approximately 22% and 20% of the net accounts receivable, respectively. At December 31, 2000, Ford Motor Media accounted for approximately 11% of the net accounts receivable.

         Included in sponsorship and advertising revenues are barter transactions, which accounted for approximately 3% and 5% of sponsorship and advertising revenues for the three and nine months ended September 30, 2001, respectively, and approximately 5% of sponsorship and advertising revenues for the corresponding periods in 2000.

Net Loss Per Share

         Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalents outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

         Included in the calculation of weighted average number of shares of common stock outstanding are 1,928,443 shares which have not been issued as of September 30, 2001. These shares are being held for former Women.com stockholders that have not yet exchanged their Women.com shares for shares of the Company as of the balance sheet date.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


         Stock options and warrants in the amount of 10,427,996 shares for the nine months ended September 30, 2001 were not included in the computation of diluted net loss per share as they were anti-dilutive as a result of net losses during the period presented.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") approved two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The adoption will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. The Company is still reviewing the provisions of these statements, which must be adopted by the Company on January 1, 2002. As of September 30, 2001, the Company has net unamortized goodwill of approximately $42.6 million.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. SFAS No. 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on its financial position and results of operations.

Note 2 - Discontinued Operations

         In June 2000, the Company decided to discontinue the operations of iBaby, Inc. Results of these operations have been classified as discontinued operations and all prior period results have been reclassified.

Net revenue and loss from discontinued operations are as follows (in thousands):

                                            Three months ended    Nine months ended
                                            September 30, 2000    September 30, 2000
                                            ------------------    ------------------
         Net revenue .........................    $    177             $  4,891
                                                  ========             ========
         Loss from discontinued operations ...    $    409             $(11,727)
                                                  ========             ========

Current liabilities of discontinued operations, net as of September 30, 2001 are as follows (in thousands):

         Other current assets ................................   $   6
         Accounts payable and accrued expenses ...............    (184)
                                                                 -----
         Current liabilities of discontinued operations, net .   $(178)
                                                                 =====

Non-current assets of discontinued operations as of September 30, 2001 are as follows (in thousands):

         Other assets ...........................................   $56
                                                                    ===
         Non-current assets of discontinued operations ..........   $56
                                                                    ===
iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Related Party Transactions

National Broadcasting Company, Inc

         In February 2001, the Company amended its November 1998 agreement with the National Broadcasting Company, Inc. ("NBC") to provide for an extension of time during which the Company must purchase its advertising or promotional spots on the NBC network. The revised terms require the Company to purchase approximately $11.6 million of advertising or promotional spots between January 30, 2001 and December 31, 2002, with $3.0 million of advertising or promotional spots being telecast during the year 2001, of which approximately $1.5 million and $0.1 million was telecast during the second and third quarters of 2001, respectively, and approximately $8.6 million during the year 2002. As of September 30, 2001, included in the caption other current assets in the condensed consolidated balance sheet is $5.4 million paid to NBC for advertising or promotional spots to be broadcast during the years 2001 and 2002.

AOL Time Warner

         The Company has extended its interactive services agreement with America Online, Inc. ("AOL") until December 31, 2001 for a monthly fee of $268,908.

         Women.com Networks, Inc., a Delaware corporation and a subsidiary of the Company acquired in June 2001 ("Women.com"), is also party to an interactive services agreement with AOL. This agreement is set to expire in March 2002 unless mutually extended; provided, however, that AOL has the option for a two-year period to use one or more of the Women.com trademarks or tradenames as keywords or text-based links from the AOL network to the Women.com Web site. In consideration for AOL carrying certain content of Women.com, Women.com receives guaranteed impressions and other services. Women.com is obligated to pay AOL approximately $5.7 million in carriage fees during the term of the agreement. In addition, under the agreement, AOL has the exclusive right to sell or license advertisements through Women.com's Astronet online area residing on the AOL network and is entitled to a revenue share on such advertising.

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

         Included in the caption sales and marketing in the condensed consolidated statements of operations is approximately $1.2 million and $3.5 million of expense from the Company's AOL agreements for the three and nine months ended September 30, 2001, respectively.

Candice Carpenter

         In April 2001, the Company and Candice Carpenter, the Company's former chief executive officer, amended their previous agreement to provide that Ms. Carpenter would resign as a member of the Company's board of directors but would remain an employee of the Company available for special projects at the request of the Company's Chief Executive Officer and board of directors through December 31, 2002. Ms. Carpenter received a one-time lump sum cash payment of $1,327,900 (less an interest payment of $27,900 on her promissory note to the Company) in lieu of the salary, bonus and other payments set forth in her October 2000 agreement with the Company and will receive a monthly salary of $3,100 in 2001 and $2,325 in 2002 (each less set-offs for future interest payments on her iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

promissory note). The Company's obligation to pay Ms. Carpenter salary terminates on December 31, 2002. The amendment also provided that Ms. Carpenter would surrender 333,334 Company stock options with an exercise price of $24.00 and 75,000 Company stock options with an exercise price of $17.17 to the Company.

Hearst Communications, Inc.

         On February 5, 2001, the Company entered into a securities purchase agreement with Hearst and amended and restated such agreement on February 22, 2001. Pursuant to the terms of the amended and restated securities purchase agreement, Hearst agreed to purchase from the Company 9,324,000 shares of the Company's common stock and a warrant exercisable for 2,100,000 shares of the Company's common stock less the amounts of common stock and warrants purchased by the other former Women.com stockholders pursuant to a rights offering. In addition, under the amended and restated securities purchase agreement, Hearst agreed to purchase, or was required to purchase, additional shares of the Company's common stock in the event of any shortfall in the amount of Women.com's cash and working capital on March 31, 2001. Finally, Hearst was required to purchase from the Company additional shares of the Company's common stock in the event that in excess of 2% of the Women.com stockholders exercised appraisal rights.

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

         On June 18, 2001, and as amended and restated on June 20, 2001, the Company entered into a stockholder agreement with Hearst pursuant to which the Company is required to appoint a maximum of three representatives of Hearst to separate classes of the Company's Board of Directors. The number of representatives from Hearst is determined by the amount of shares of the Company's common stock held by Hearst or its affiliates. Currently, Hearst has three designees on the Company's Board of Directors.

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

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


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

         Additionally, iVillage is entitled to a commission derived from the sale of Hearst magazine subscriptions made through the Company's network of websites. This commission is equal to thirty percent of gross revenues.

         The magazine content license and hosting agreement, as amended, expires on June 18, 2004. However, the agreement may be terminated by either party immediately upon written notice to the other party in the event of a bankruptcy, insolvency or a change of control of the other party.

         As part of the merger with Women.com, the Company acquired approximately $4.9 million of prepaid print advertising in the Hearst magazines. These ads are currently scheduled to appear through December 2002. The Company recognized approximately $0.8 million of expense for the three months ended September 30, 2001 from this advertising. As of September 30, 2001, included in the caption other current assets in the condensed consolidated balance sheet is approximately $4.1 million of prepaid Hearst print advertising.

         Revenues from Hearst, net of the royalty payment, for the three and nine month periods ended September 30, 2001 were approximately $2.0 million and $2.1 million, respectively.


Note 4 - Business Acquisitions

Unilever

         In March 2001, the Company purchased 30.1% of Cooperative Beauty Ventures, L.L.C. d/b/a Substance.com (the "venture") from Unilever for $1.5 million increasing its ownership to 80.1%. The agreement provides that the Company will fund the ongoing business and operations of the venture, but not to exceed $7.0 million, and terminates Unilever's funding obligation. As of September 30, 2001, the Company has contributed approximately $1.9 million to the venture.

         Unilever can exercise a "put" option to require the Company to purchase Unilever's remaining ownership interest for fair market value in the venture at any time after September 30, 2002, or at any iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


time earlier if the venture permits any person to use the "Substance" mark other than in connection with the venture's business or the venture fails to use the "Substance" mark in connection with its business from and after May 1, 2001. At any time on or after September 30, 2002, the Company can exercise a "call" option to require Unilever to sell its remaining interest in the venture to the Company for fair market value; provided that Unilever can exercise a "call" option superior to the Company's "call" option to purchase a portion of the Company's membership interest in the venture for fair market value, up to a limit of 50% of the ownership of the venture. In addition, at any time on or after September 30, 2002, Unilever can exercise a "call" option to purchase a portion of the Company's membership interest in the venture for fair market value, up to a limit of 50% of the ownership of the venture. As a result of the purchase transaction described above, the Company gained operational control of the venture and the venture has been consolidated within the Company's financial statements beginning in March 2001.

         In addition, the Company amended its February 2000 advertising agreement with Unilever. The amendment increased Unilever's advertising purchase commitment to $14.5 million from $12.0 million.

Women.com Networks, Inc.

         On June 18, 2001, the Company acquired all of the outstanding stock of Women.com Networks, Inc., the operator of a leading women's online destination. The aggregate purchase price paid was approximately $30.1 million consisting of approximately $0.2 million in cash and 15,519,838 shares of the Company's common stock. The difference between the purchase price and the fair value of the acquired net assets of Women.com of approximately $28.8 million has been allocated on a preliminary basis to goodwill and is being amortized over the period of expected benefit, which is estimated to be three years. The Company is in the process of obtaining a purchase price allocation.

         The accompanying unaudited pro forma summary presents consolidated results of operations for the Company as if the acquisition of Women.com had been consummated on January 1, 2000. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                                             Nine months ended        Year ended
                                             September 30, 2001   December 31, 2000
                                             ------------------   -----------------
                                             (in thousands, except per share data)
Revenues .................................         $  52,286          $ 119,999
Net loss from operations .................         $ (65,394)         $(303,874)
Net loss .................................         $ (63,582)         $(325,024)
Net loss per share .......................         $   (1.17)         $   (5.95)

Business Women's Network

         On July 16, 2001, the Company acquired control of PAG, operator of BWN, a privately-held, Washington, D.C. based company. BWN connects over 5,000 national and international women's businesses, professional organizations, and Web sites that represent approximately 39 million executive and entrepreneurial women across the United States and in many countries. The purchase price was approximately $0.6 million. The difference between the purchase price and the fair value of the acquired net assets of PAG and BWN of approximately $1.9 million has been allocated on a preliminary basis to goodwill. The Company is in the process of obtaining a purchase price allocation.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 - Commitments and Contingencies

Leases

         The Company leases office and warehouse space, and equipment, under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of September 30, 2001:

         Year ending September 30:                     (in thousands)
         -------------------------

         2002 .....................................             $ 6,936
         2003 .....................................               6,475
         2004 .....................................               4,852
         2005 .....................................               4,804
         2006 .....................................               4,658
         Thereafter ...............................              39,589
                                                                -------
                                                                $67,314
                                                                =======

         In March 2000, the Company entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which the Company has consolidated its New York City operations. Pursuant to the terms of the lease, the Company anticipates receiving approximately $5.3 million for reimbursement of certain construction expenses. The benefit of the reimbursement has been deferred and will be recognized ratably over the life of the lease. The Company received approximately $3.8 million in January 2001 and approximately $0.5 million in April 2001 as partial reimbursement of construction costs. In October 2001, the Company amended its lease by terminating a portion of the premises (See Note 7).

         In September 2001, the Company surrendered the New York office space assumed in the Women.com acquisition back to the landlord. The lease had a remaining financial commitment of $11.1 million and expired in December 2009. In consideration of the early termination of the lease, the Company forfeited its right to the security deposit securing the lease, approximately $1.4 million, to the landlord.

         On September 15, 2001, Lamaze Publishing Company, a subsidiary of the Company ("Lamaze Publishing"), amended their lease located at 9 Old Kings Highway, Connecticut, terminating obligations under the lease regarding 3,319 square feet of its leased premises. The amended lease reduces the Company's yearly financial commitment by approximately $0.1 million and approximately $0.4 million over the remaining life of the lease. In consideration of the early termination of part of the leased space, the Company incurred fees of approximately $0.1 million.

Litigation

         Several plaintiffs have filed class action lawsuits against the Company and several of its present and former executives and our underwriters in connection with its March 1999 initial public offering in federal court. The complaints generally assert claims under the Securities Act, the Exchange Act and rules promulgated by the Securities and Exchange Commission. The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys' fees.

         The Company believes that the lawsuits and claims asserted against it pursuant to these class action complaints are without merit and intends to vigorously defend against these claims. The Company does not believe that any of these legal proceedings will have a material adverse effect on the Company's results of operations.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 - Treasury Stock

         On September 20, 2001, the Company announced its intention to acquire, in open market transactions, up to 2,000,000 shares of its Common Stock, par value $.01 per share (the "Common Stock"), subject to and in compliance with the provisions and limitations of Rule 10b-18 of the Exchange Act. Purchases were made several times during September 2001 at prevailing market prices. The source of funds for the purchase of the shares was the Company's general corporate funds, and all shares purchased are held in treasury. During September 2001, the Company repurchased 167,859 shares at a cumulative cost of $129,313.

Note 7 - Subsequent Events

         On October 1, 2001, the Company purchased, off market, approximately one million shares of its common stock from Capital Guardian Trust Company, a major stockholder of the Company ("Capital Guardian"), and the Company's Chairman and Chief Executive Officer and certain other Company officers and directors purchased in aggregate approximately 750,000 additional shares from Capital Guardian, all at a market discount. The cost of the buyback for the Company was approximately $0.4 million.

         On October 17, 2001, the Company amended its lease located at 500-512 Seventh Avenue, terminating obligations under the lease regarding 21,111 square feet of the leased premises. The amended lease reduces the Company's yearly financial commitment by approximately $0.9 million and approximately $13.5 million over the remaining life of the lease. Additionally, the lease amendment reduces the amount to be reimbursed by the landlord for certain construction expenses from approximately $5.3 million to $5.1 million. In consideration of the early termination of part of the leased space, the Company incurred fees of approximately $1.3 million. Concurrently, with the signing of this lease amendment, the letter of credit securing the real estate lease, which is classified as restricted cash on the condensed consolidated balance sheet, was reduced to approximately $8.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project," and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by or on our behalf is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond our control, in addition to those risks discussed below and in our other public filings, press releases and statements by our management, including (i) the volatile and competitive nature of the Internet industry, (ii) changes in domestic and foreign economic, political and market conditions, (iii) the effect of federal, state and foreign regulation on our business, (iv) the impact of recent and future acquisitions and joint ventures on our business and financial condition, (v) our ability to establish and maintain relationships with advertisers, sponsors, and other third party providers and partners, (vi) the impact of pending litigation on our business and financial condition and (vii) our ability to successfully integrate and manage our acquisition of Women.com. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

         We are a leading women's media company and the number one brand serving women online. iVillage includes iVillage.com, Women.com, Business Women's Network, iVillage Solutions, Lamaze Publishing, The Newborn Channel and Astrology.com. iVillage.com is a leading online women's destination providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network in over 1,000 hospitals nationwide.

         In June 2000, we decided to discontinue the operations of our iBaby, Inc. subsidiary. As such, all discussion and analysis below represents solely our continuing operations.

         In addition, the discussion and analysis below include the results of operations of BWN for the period from July 16, 2001 through September 30, 2001, and the results of operations of Women.com from June 18, 2001 through September 30, 2001.

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

         Sponsorship and advertising revenues also include barter revenues, which generally represent exchanges by us of advertising space on our Web sites for reciprocal advertising space or traffic on other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon our recent historical practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are recognized when our advertisements are displayed on the reciprocal Web sites or properties, which is typically in the same period as when advertisements are displayed on iVillage.com and its affiliated properties, and are included as part of sales and marketing expenses. Revenues from barter transactions were approximately $1.8 million and $2.7 million for the nine months ended September 30, 2001 and 2000, respectively.

         iVillage Solutions is a business unit within iVillage that provides production and back-end provisioning for customers in need of these services. We recognize revenues from production services based upon actual hours worked at our negotiated hourly rates.

         BWN connects over 5,000 national and international women's businesses, professional organizations, and Web sites that represent approximately 39 million executive and entrepreneurial women across the United States and in many countries. Revenues from BWN are generated primarily through subscription based programs that convey current best practices for women and diversity issues in the workplace. We recognize revenue from these subscriptions ratably over the term of the contract.

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

         We have and expect to continue to receive revenues from new initiatives involving subscription-based properties and the sale of research. While we believe that one or both of these new initiatives will develop into a new source of significant revenues, there can be no assurance that we will be successful in any of these endeavors since none of them have generated any significant revenues to date.

         We have and expect to continue to reduce our costs through increased managerial efficiencies and several expense reduction initiatives targeted at certain expenses, including without limitation, reduced advertising, targeted staff reductions, reduced company employee benefit plan costs, as well as other initiatives. Through September 30, 2001, we have paid approximately $8.8 million for severance and related costs for staff reduction and merger related layoffs. On November 14, 2001, we announced further staff reductions of approximately 50 employees, or approximately 18% of our workforce.

         Management has also been able to significantly reduce the expenditures of the combined company resulting from the acquisition of Women.com through elimination of overlapping personnel, facilities, marketing expenses, technology, and legal, accounting and regulatory fees. We generally have leveraged our current operating infrastructure to meet our future operational needs and integrated any necessary Women.com technology without incurring material costs.


Results of Operations

Revenues

         Revenues were approximately $18.1 million and $42.1 million for the three and nine months ended September 30, 2001, respectively, which represents a decrease of approximately 11% and 27%, respectively, when compared with the corresponding periods' revenues of approximately $20.2 million and $57.7 million in 2000. The decrease in revenues was primarily due to lower sponsorship and advertising revenues during 2001 from Internet advertisers, and an overall downturn in the online advertising sector, offset by revenues from the Women.com and BWN acquisitions. Sponsorship and advertising revenues were approximately $13.8 million and $34.7 million, or 76% and 82% of total revenues, for the three and nine months ended September 30, 2001, respectively, compared to approximately $18.5 million and $52.8 million, or 92% of total revenues, for the corresponding periods in 2000. Revenues from Lamaze Publishing and The Newborn Channel accounted for approximately 21% and 26% of sponsorship and advertising revenues for the three and nine months ended September 30, 2001, respectively, compared to approximately 18% and 19% for the corresponding periods in 2000.

         Unilever accounted for approximately 14% of our total revenues for the three and nine months ended September 30, 2001, respectively, and Hearst, a related party, accounted for approximately 11% of our total revenues for the three months ended September 30, 2001. Our five largest advertisers accounted for approximately 35% and 34% of total revenues for the three and nine months ended September 30, 2001, respectively. No one advertiser accounted for greater than 10% of our total revenues for the three and nine months ended September 30, 2000, and the five largest advertisers accounted for approximately 26% and 24% of total revenues, respectively. At September 30, 2001, Procter and Gamble and Unilever accounted for approximately 22% and 20% of the net accounts receivable, respectively. At December 31, 2000, Ford Motor Media accounted for approximately 11% of the net accounts receivable.

         Included in sponsorship and advertising revenues are barter transactions, which accounted for approximately 3% and 5% of sponsorship and advertising revenues for the three and nine months ended September 30, 2001, respectively, and approximately 5% of sponsorship and advertising revenues for the corresponding periods in 2000.

         Included in revenues are production fees received from work performed by our iVillage Solutions unit, which accounted for approximately 9% and 4% of total revenues for the three and nine months ended September 30, 2001, respectively. Since iVillage Solutions was a new unit formed in 2001, there are no comparative numbers for the corresponding periods in 2000.

         Included in revenues are subscription based fees derived from the services provided by BWN which accounted for approximately 5% and 2% of total revenues for the three and nine months ended September 30, 2001, respectively. BWN was acquired in the third quarter of 2001. There are no comparative numbers for the corresponding periods in 2000.

         Included in revenues are fees received from the licensing of portions of our content, and fees from chart sales through Astrology.com, which accounted for approximately 10% and 11% of total revenues for the three and nine months ended September 30, 2001, respectively, compared to approximately 8% for the comparable periods in 2000.

Operating Expenses

Editorial, Product Development and Technology

         Editorial, product development and technology expenses consist primarily of payroll and related expenses for the editorial, technology, Web site design and production staffs, severance costs for terminated employees, the cost of communications, related expenditures necessary to support our Web sites, software development, technology and support operations, and an allocation of facility expenses, which is based on the number of personnel. Editorial, product development and technology expenses for the three and nine months ended September 30, 2001 were approximately $8.2 million and $26.2 million, or 45% and 62% of total revenues, respectively. Editorial, product development and technology expenses were approximately $9.4 million and $26.6 million, or 47% and 46% of total revenues, respectively, for the corresponding periods in 2000. The decrease between the comparable nine month periods was primarily attributable to the decrease of salaries and related benefits and consultant fees of approximately $1.7 million and $1.0 million, respectively, offset by the acquisitions of Women.com and a majority interest in Cooperative Beauty Ventures, L.L.C., which resulted in incremental costs of approximately $1.2 million and $0.5 million, respectively, and an increase in severance costs for terminated employees of approximately $0.6 million. Editorial, product development and technology expenses decreased as a percentage of total revenues for the three months ended September 30, 2001, as compared to the comparable period in 2000, as a result of a larger percent decline in editiorial, product development and technology expenses as compared to the decline in revenues. Editorial, product development and technology expenses increased as a percentage of total revenues for the nine months ended September 30, 2001, as compared to the same period in 2000, as a result of a larger percent decline in revenues as compared to editorial, product development and technology expenses.

Sales and Marketing

         Sales and marketing expenses consist primarily of costs related to distribution agreements, payroll and expenses for sales and marketing personnel, severance costs for terminated employees, commissions, advertising and other marketing-related expenses, and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the three and nine months ended September 30, 2001 were approximately $8.0 million and $27.7 million, or 44% and 66% of total revenues, respectively. Sales and marketing expenses were approximately $12.9 million and $42.6 million, or 64% and 74% of total revenues, for the comparable periods in 2000. The dollar decrease in sales and marketing expenses for the nine months ended September 30, 2001, as compared to 2000, was primarily attributable to our continued cost reduction initiatives which resulted in an approximately $13.4 million decrease in advertising expenses, and a decrease in salaries, commissions and related benefits of approximately $3.6 million, offset by severance for terminated employees of approximately $0.8 million, Hearst print advertising expense of approximately $0.8 million, and the acquisitions of Women.com and BWN and a majority interest in Cooperative Beauty Ventures, L.L.C, which resulted in incremental costs of approximately $2.1 million. Sales and marketing expenses decreased as a percentage of total revenues for the three and nine months ended September 30, 2001, as compared to the same periods in 2000, as a result of a larger percent decline in sales and marketing expenses as compared to the decline in revenues.

         Included in sales and marketing expenses are barter transactions, which amounted to approximately 5% and 6% of sales and marketing costs during the three and nine months ended

September 30, 2001, respectively, compared to approximately 7% and 6% of sales and marketing costs for the comparable periods in 2000, respectively.

General and Administrative

         General and administrative expenses consist primarily of payroll and related expenses and benefits and related costs for general corporate overhead, including executive management, finance, allocated facilities, human resources, and legal, severance costs for terminated employees, non-capitalizable costs associated with our acquisition with Women.com, and other professional fees. General and administrative expenses for the three and nine months ended September 30, 2001 were approximately $3.6 million and $12.5 million, or 20% and 30% of total revenues, respectively. For the comparable periods in 2000, general and administrative expenses were approximately $4.9 million and $18.0 million, or 24% and 31% of total revenues, respectively. The decrease in general and administrative expenses for the comparable nine month period was primarily due to a decrease in consultant and professional fees of approximately $3.3 million, recruiting fees of approximately $0.9 million, expenses incurred for international endeavors of approximately $1.0 million, costs associated with our New York office space of approximately $0.4 million, offset by a lump-sum payout to the former Chief Executive Officer of approximately $1.3 million. General and administrative expenses decreased slightly as a percentage of total revenues for the three and nine months ended September 30, 2001, as compared to the same periods in 2000, as a result of a larger percent decline in general and administrative expenses as compared to the decline in revenues.

Depreciation and Amortization

         Depreciation and amortization expenses for the three and nine months ended September 30, 2001 were approximately $7.1 million and $16.5 million, or 39% of total revenues, respectively. For the comparable periods in 2000, depreciation and amortization expenses were approximately $10.8 million and $33.5 million, or 53% and 58% of total revenues, respectively. The dollar decrease between 2000 and 2001 was primarily attributable to a reduction in amortization expense resulting from the impairment of goodwill recorded in the third quarter of 2000, relating to the acquisitions of OnLine Psychological Services, Inc. and Code Stone Technologies, Inc., Lamaze Publishing and Family Point Inc., offset partially by goodwill amortization associated with our Women.com acquisition in the second quarter of 2001.

Interest Income, Net

         Interest income, net includes interest income from our cash balances. Interest income, net for the three and nine months ended September 30, 2001 was approximately $0.6 million and $2.0 million, or 3% and 5% of total revenues, respectively. For the comparable periods in 2000, interest income, net was approximately $1.3 million and $4.2 million, or 7% of total revenues, respectively. The dollar decrease between 2000 and 2001 was due to lower average net cash and cash equivalents balances and lower interest rates in 2001 than in 2000.

Recent Events

         On October 1, 2001, we purchased, off market, approximately one million shares of our common stock from Capital Guardian, and our Chairman and Chief Executive Officer and certain other company officers and directors purchased in aggregate approximately 750,000 additional shares from Capital Guardian, all at a market discount. The cost of the buyback to us was approximately $0.4 million.

         On October 17, 2001, we amended our lease located at 500-512 Seventh Avenue, terminating obligations under the lease regarding 21,111 square feet of the leased premises. The amended lease reduces our yearly financial commitment by approximately $0.9 million and approximately $13.5 million over the remaining life of the lease. The financial commitment for rent at this office space is approximately $3.7 million for the next twelve months. Additionally, the lease amendment reduces the amount to be reimbursed by the landlord for certain construction expenses from approximately $5.3 million to $5.1 million. In consideration of the early termination of part of the leased space, we incurred fees of approximately $1.3 million. Concurrently, with the signing of this lease amendment, the letter of credit securing the real estate lease, which is classified as restricted cash on the condensed consolidated balance sheet, was reduced to approximately $8.5 million.

Liquidity and Capital Resources

         As of September 30, 2001, we had approximately $34.4 million in cash and cash equivalents and approximately $9.3 million of restricted cash. Cash equivalents include money market accounts. The restricted cash includes money held for a letter of credit securing a real estate lease for our office space. We maintain our cash and cash equivalents in highly rated financial institutions.

         We have sustained net losses and negative cash flows from operations since our inception. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to achieve profitable operations and/or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that we will achieve profitable operations or that we will be able to raise adequate financing from other sources. Management believes that our current funds will be sufficient to enable us to meet our planned expenditures through the next twelve months. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources, if those resources were not available on terms acceptable to us.

         Net cash used in operating activities from continuing operations increased to approximately $18.7 million and $40.6 million for the three and nine months ended September 30, 2001, respectively, from approximately $2.8 million and $33.4 million for the comparable periods in 2000, respectively. The overall increase in net cash used in operating activities from continuing operations resulted primarily from an increase in moneys spent for accounts payable and accrued expenses of approximately $23.9 million stemming mostly from liablilities incurred and/or assumed in the Women.com acquisition, offset by a decrease in losses from continuing operations, less adjustments, of approximately $2.4 million and an increase in restricted cash and other assets and accounts receivable of approximately $12.4 million and $2.0 million, respectively. The decreased loss from continuing operations was primarily due to the decrease in sales and marketing and general and administrative expenses resulting from our expense reduction initiatives and a reduction in amortization expense resulting from the impairment charge recorded in the third quarter of 2000, offset by lower revenues in 2001.

         Cash used in investing activities from continuing operations was approximately $0.9 million for the three months ended September 30, 2001, and cash provided by investing activities from continuing operations was approximately $4.6 million for the nine months ended September 30, 2001. This compares to cash used in investing activities from continuing operations of approximately $7.7 million and $14.0 million for the three and nine months ended September 30, 2000. The overall increase in cash provided by investing activities from continuing operations for the nine months ended September 30, 2001 to the comparable period in 2000 was primarily from the acquisition of Women.com in the second quarter 2001 resulting in net cash acquired of approximately $11.0 million and lower fixed asset purchases of approximately $8.3 million.

         Net cash provided by financing activities from continuing operations amounted to approximately $0.6 million and $22.2 million for the three and nine months ended September 30, 2001, respectively, compared to approximately $1.3 million and $4.2 million for the three and nine months ended September 30, 2000, respectively. The overall increase in cash provided by financing activities for the nine months ended September 30, 2001 to the comparable period in 2000 was primarily attributable to the purchase of shares of common stock and warrants for $20.0 million by Hearst and other former Women.com stockholders, offset slightly by the costs associated with the issuance of stock and warrants for the Women.com acquisition and rights offering of approximately $1.1 million.

         As of September 28, 1999, we entered into a financial advisory agreement with Allen & Company Incorporated pursuant to which Allen & Company acted as our financial advisor with respect to various matters from time to time. In February 2000, we executed an amendment to the agreement that extended its term to September 28, 2000 and set forth additional fees payable to Allen & Company for up to twelve months after expiration of the agreement upon the occurrence of certain events. During July 2001, we paid Allen & Company a fee of approximately $2.0 million in connection with their services related to the Women.com acquisition.

         In March 2000, we entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which we have consolidated our New York City operations. Pursuant to the terms of the lease, we received approximately $3.8 million in January 2001 and approximately $0.5 million in April 2001 and anticipate receiving an additional approximately $1.0 million for reimbursement of certain construction expenses. In October 2001, we amended our lease by terminating a portion of the premises (See Recent Events).

         In February 2001, we further amended our November 1998 agreement with NBC to provide for an extension of time during which we must purchase our advertising or promotional spots on the NBC network. The revised terms require us to purchase approximately $11.6 million of advertising or promotional spots between January 30, 2001 and December 31, 2002, with approximately $3.0 million of advertising or promotional spots being telecast during the year 2001, of which approximately $1.5 million and $0.1 million was telecast during the second and third quarters of 2001, respectively, and approximately $8.6 million during the year 2002. As of September 30, 2001, included in the caption other current assets in the condensed consolidated balance sheet is $5.4 million paid to NBC during the first nine months of 2001 for advertising or promotional spots to be televised during the years 2001 and 2002.

         In March 2001, we purchased 30.1% of Cooperative Beauty Ventures, L.L.C. d/b/a Substance.com (the "venture") from Unilever for $1.5 million increasing our ownership to 80.1%. The agreement revised our funding obligation and provides that we will fund the ongoing business and operations of the venture, but not to exceed $7.0 million, and terminates Unilever's funding obligation. As of September 30, 2001, we have contributed approximately $1.9 million to the venture.

         Unilever can exercise a "put" option to require us to purchase Unilever's remaining ownership interest for fair market value in the venture at any time after September 30, 2002, or at any time earlier if the venture permits any person to use the "Substance" mark other than in connection with the venture's business or the venture fails to use the "Substance" mark in connection with its business from and after May 1, 2001. At any time on or after September 30, 2002, we can exercise a "call" option to require Unilever to sell its remaining interest in the venture to us for fair market value; provided that Unilever can exercise a "call" option superior to our "call" option to purchase a portion of our membership interest in the venture for fair market value, up to a limit of 50% of the ownership of the venture. In addition, at any time on or after September 30, 2002, Unilever can exercise a "call" option to purchase a portion of our membership interest in the venture for fair market value, up to a limit of 50% of the ownership of the venture. As a result of the purchase transaction described above, we gained operational control of the venture and the venture was consolidated within our financial statements beginning in March 2001.

         In addition, we amended our February 2000 advertising agreement with Unilever. The amendment increased Unilever's advertising purchase commitment to $14.5 million from $12.0 million. Through September 30, 2001, we have earned approximately $8.7 million under the advertising agreement and approximately $5.8 million of the advertising purchase commitment remains from October 1, 2001 through March 31, 2003.

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

         On June 18, 2001, we acquired all of the outstanding stock of Women.com Networks, Inc., the operator of a leading women's online destination. The aggregate purchase price paid was approximately $30.1 million consisting of approximately $0.2 million in cash and 15,519,838 shares of our common stock. The difference between the purchase price and the fair value of the acquired net assets of Women.com of approximately $28.8 million has been allocated on a preliminary basis to goodwill and is being amortized over the period of expected benefit, which is estimated to be three years. We are in the process of obtaining a purchase price allocation.

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

         Pursuant to an amended and restated magazine content license and hosting agreement with Hearst, Hearst has committed to purchase from us between $15.0 and $21.0 million of production and advertising services over a three-year period. This agreement also provides for revenue sharing between Hearst and us with respect to advertising revenues obtained by us from the Hearst magazine Web sites and our other Web sites containing substantial Hearst content. This revenue sharing arrangement requires that we pay Hearst a royalty payment, based on net advertising revenues, of at least $3.9 million during the three-year term of the agreement. This amount would be reduced on a pro rata basis if Hearst failed to expend a minimum of $5.0 million in production fees in the second and third years of the agreement.

         On July 16, 2001, we acquired control of PAG, operator of BWN, for a purchase price of approximately $0.6 million. The difference between the purchase price and the fair value of the acquired net assets of PAG and BWN of approximately $1.9 million has been allocated on a preliminary basis to goodwill. We are in the process of obtaining a purchase price allocation.

         In September 2001, we surrendered the New York office space assumed in the Women.com acquisition back to the landlord. The lease had a remaining financial commitment of $11.1 million and expired in December 2009. In consideration of the termination of the lease, we forfeited our right to the security deposit securing the lease, approximately $1.4 million, to the landlord.

         On September 15, 2001, our Lamaze Publishing subsidiary amended their lease located at 9 Old Kings Highway, Connecticut, terminating obligations under the lease regarding 3,319 square feet of its leased premises. The amended lease reduces our yearly financial commitment by approximately $0.1 million and approximately $0.4 million over the remaining life of the lease. In consideration of the early termination of part of the leased space, we incurred fees of approximately $0.1 million.

         On September 20, 2001, we announced our intention to acquire, in open market transactions, up to 2,000,000 shares of our Common Stock, subject to and in compliance with the provisions and limitations of Rule 10b-18 of the Exchange Act. Purchases were made several times during September 2001 at prevailing market prices. The source of funds for the purchase of the shares was our general corporate funds, and all shares purchased are held in treasury. During September 2001, we bought back 167,859 shares at a cumulative cost of $129,313(See also Recent Events).


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

Recent Accounting Pronouncements

         In June 2001, the FASB approved two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The adoption will require us to cease amortization of our remaining net goodwill balance and to perform an impairment test of our existing goodwill based on a fair value concept. We are still reviewing the provisions of these statements, which must be adopted by us on January 1, 2002. As of September 30, 2001, we had net unamortized goodwill of approximately $42.6 million.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. SFAS No. 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on our financial position and results of operations.

Risk Factors That May Affect Results of Operations and Financial Condition

In integrating the business of Women.com, we have and will continue to incur significant costs which may harm our business.

         We have and expect to continue to incur costs and commit significant management time integrating Women.com's operations, technology, Web sites, products, customers and personnel. These costs may be substantial and may include costs for:

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

The market price of our common stock may decline if we do not successfully integrate the business and operations of Women.com.

         The market price of our common stock may decline if:

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

As of October 31, 2001, Hearst owns approximately 30.2% of the outstanding shares of our common stock and has three representatives on our board of directors, and therefore Hearst will be able to significantly influence our corporate direction and policies.

         As of October 31, 2001, Hearst owns approximately 30.2% of the outstanding shares of our common stock. This assumption assumes that all of the shares of Women.com held by former Women.com stockholders have been exchanged for shares of our common stock and accordingly there are 53,342,334 shares of our common stock outstanding. In addition, Hearst holds a warrant entitling it to purchase 2,065,695 shares of our common stock.

         Pursuant to an amended and restated stockholder agreement entered into between Hearst and us, on June 20, 2001 we appointed three representatives of Hearst to our board of directors, with one Hearst designee appointed to each class of director. The amended and restated stockholder agreement provides that the number of Hearst's representatives is subject to reduction if Hearst's ownership of our common stock falls below certain threshold levels. There is also a Hearst representative on each of our nominating and compensation committees.

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

We may face difficulties encountered in the new and rapidly evolving markets in which we operate.

         We face many of the risks and difficulties frequently encountered in new and rapidly evolving markets, including the Internet advertising market. The risks and difficulties faced by us include our ability to:

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

         We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We incurred net losses attributable to common stockholders of approximately $38.7 million for the nine months ended September 30, 2001, $191.4 million for the year ended December 31, 2000 and $116.6 million for the year ended December 31, 1999. As of September 30, 2001, our accumulated deficit was approximately $423.0 million. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

         We do not believe that period-to-period comparisons of our operating results are necessarily meaningful nor should they be relied upon as reliable indicators of future performance, thus making it difficult to forecast quarterly revenues and results of operations. In addition, our operating results are likely to fluctuate significantly from quarter to quarter as a result of several factors, many of which are outside our control, and any of which could materially harm our business. These factors include:

            o fluctuations in the demand for Internet advertising or electronic commerce;

            o bankruptcies or other payment defaults of Internet or other companies which are a source of advertising revenues;

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

         We currently anticipate that our existing cash and cash equivalents will be sufficient to meet our anticipated capital expenditures and working capital requirements for at least the next twelve months. However, the amount of cash and cash equivalents that we will need in the future cannot be accurately predicted and depends on many factors, including the amount of revenues received and expenses incurred in connection with the operation of our business including the costs of integrating the operations of Women.com. Accordingly, we may need to raise additional funds in the near future to fund our operations. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. In particular, unless the market price of our common stock increases dramatically, it is unlikely that we will be able to raise funds through a public offering of our common stock. If adequate funds are not available or are not available on acceptable terms, we would have to scale back our business and our business and financial condition would be harmed, or we may be forced to cease operations entirely.

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

         We depend on a limited number of advertisers for a significant portion of our revenues. For the nine months ended September 30, 2001, and the year ended December 31, 2000, revenues from our five largest advertisers accounted for approximately 34% and 23% of our total revenues, respectively. Unilever accounted for approximately 14% of our total revenues for the three and nine months ended September 30, 2001, and Hearst accounted for approximately 11% of our total revenues for the three months ended September 30, 2001. No one advertiser accounted for greater than 10% of our total revenues for the year ended December 31, 2000. At September 30, 2001, Procter and Gamble and Unilever accounted for approximately 22% and 20% of the net accounts receivable, respectively, and at December 31, 2000, Ford Motor Media accounted for approximately 11% of the net accounts receivable. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of advertisers. In addition, our largest advertisers have in the past varied over time, and we anticipate that they will continue to do so in the future.

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

         AOL has accounted for a significant portion of our online traffic based on the delivery to us of a guaranteed number of impressions. Although it is difficult to accurately measure, we believe that AOL accounts for in excess of 15% of our online traffic. Our agreements with AOL do not prohibit AOL from carrying online sites or developing and providing content that compete with our Web sites, and AOL currently carries competing Web sites. Our agreements with AOL expire at varying times over the next nine months. See also "AOL Time Warner's investments in our competitors may result in conflicts of interest for AOL Time Warner that could be adverse to us" below.

         If AOL discontinues carrying our channels, our business, results of operations and financial condition would be materially adversely affected.

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

         AOL Time Warner, which has accounted for a significant portion of our online traffic, has invested in Oxygen Media, an Internet and television company that is developing cable and interactive content for women and children. In addition, Oxygen Media has acquired from AOL Time Warner the assets of electra.com, an online women's network, and Thrive Partners LLC, the operator of thriveonline.com, a health Web site, and entered into a television distribution agreement with AOL Time Warner. Prior to the merger, AOL Time Warner owned approximately 8.4% of our outstanding common stock. Currently, AOL Time Warner beneficially owns approximately 4.7% of our outstanding common stock. The relationship between AOL Time Warner and Oxygen Media and the relationship between AOL Time Warner and us may result in a conflict of interest for AOL Time Warner, which could adversely effect our relationship and our current negotiations of a new agreement with AOL Time Warner or result in the diversion of attractive business opportunities from AOL Time Warner to another entity other than us. Our other principal investors, such as NBC, Rho Management Company, Inc. and Hearst, may have similar conflicts of interests by virtue of their other investments. We are unable to determine what other competing investments these principal investors may have since none have publicly disclosed, or otherwise informed us, of the scope or subject of their specific other Internet or media-related investments, particularly since both Rho Management Company and Hearst are privately-held companies. In addition, we do not have the ability to constrain the investment activity of any of our principal investors and therefore cannot predict the extent of any future investments in businesses that are competitive with us.

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

Our business could be affected by future terrorist attacks.

         Although neither the terrorist attacks on the World Trade Center in September 2001 nor the recent bio-terrorist attacks on various organizations have had a material adverse effect on our business, operations or financial condition, there can be no assurance that future terrorist attacks in the United States, and particularly in New York City where our headquarters are located, or the response of the United States government to the recent or any future terrorist actions, would not negatively affect us through further disruption of the economy or financial markets, or otherwise. The proximity of our headquarters to certain possible terrorist targets in New York City could also, in the event of future terrorist attacks, result in damage or destruction to our headquarters as well as the permanent or temporary loss of key personnel. We have not yet fully developed a disaster recovery plan and there can be no guarantee that our insurance coverage would adequately reimburse us for any damages suffered as a result of a terrorist attack.

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

         Substantially all of our communications hardware and some of our other computer hardware operations are located at Exodus Communications, Inc.("Exodus")'s facilities in New Jersey and Verio, Inc.'s facilities in California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. System failures may adversely affect the company's user traffic, which could adversely affect its revenues and operating results and harm its reputation with users, advertisers and commerce partners. Computer viruses, electronic break-ins or other similar disruptive problems, such as those historically experienced by several leading Web sites, could also adversely affect our Web sites. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan. In addition, Exodus has recently filed for bankruptcy protection and there is no assurance that Exodus will be able to continue to provide sufficient services for us or that we will be able to engage a satisfactory alternative service provider.

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

         Although we believe that our technologies do not infringe upon the intellectual property rights of others, third parties have and could assert claims of patent, trademark or copyright infringement or misappropriation of creative ideas or formats against us with respect to our use of domain names, our content, Web page formats, Web business methods or any third-party content we carry. We expect that participants in our markets will continue to be subject to infringement claims. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements or prevent us from using important technologies, ideas or formats, any of which could materially harm our business, financial condition or results of operations.

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

         Through iVillage Integrated Properties, we operate The Newborn Channel, a satellite television network broadcast in over 1,000 hospitals in the United States. There is a risk that the satellite from which the transmission is sent may malfunction, interrupting The Newborn Channel's broadcasts. In the event this occurs, there may be a period of time before The Newborn Channel can transmit to and from another satellite. Any interruption in our ability to transmit The Newborn Channel could have an adverse impact on our business. In addition, extreme adverse weather or third parties could damage receivers and transmitters on the ground and hinder transmissions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         Please see "Item 1. Legal Proceedings" in Part II of our Form 10-Q Quarterly Report for the period ended June 30, 2001 for a description of material legal proceedings involving us.

Item 2.  Changes in Securities and Use of Proceeds.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Our 2001 Annual Meeting of Stockholders was held on August 15, 2001. In the election of directors, the four director nominees were elected with the following votes:

                                                       Number of Votes
                                              --------------------------------
                     Nominee                     For                  Withheld
                     -------                     ---                  --------

                     Nancy Evans              42,233,064              226,276

                     Habib Kairouz            42,232,408              226,932

                     Edward T. Reilly         42,235,054              224,286

                     Alfred Sikes             42,219,842              239,498


         The stockholders voted in favor of the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ended December 31, 2001 as follows:

                                                              Number of Votes
                                                ---------------------------------------------
                                                   For            Against             Abstain
                                                   ---            -------             -------
         Ratification of Appointment
         of Auditors..........................  42,395,330         35,396              28,614

Item 5.  Other Information.

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         3.1      Restated Certificate of Incorporation of the Registrant.

         3.2 By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2001, File No. 000-25469).

         10.1     2001 Non-Qualified Stock Option Plan of the Registrant.

         10.2 Third Amendment to Lease dated October 17, 2001 between the Registrant and 500-512 Seventh Avenue Limited Partnership.

         11       Statement re: computation of earnings per share.

(b) Reports on Form 8-K were filed on July 25, 2001 and September 20, 2001, each reporting under Item 5.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   iVILLAGE INC.
                                   (Registrant)

Dated:  November 13, 2001          By:  /s/ Douglas W. McCormick
                                        ----------------------------------------
                                        Douglas W. McCormick
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)


Dated:  November 13, 2001          By:  /s/ Scott Levine
                                        ----------------------------------------
                                        Scott Levine
                                        Chief Financial Officer (Principal
                                        Accounting and Financial Officer)

                                  EXHIBIT INDEX

Exhibits

3.1      Restated Certificate of Incorporation of the Registrant.

3.2 By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2001, File No. 000-25469).

10.1     2001 Non-Qualified Stock Option Plan of the Registrant.

10.2 Third Amendment to Lease dated October 17, 2001 between the Registrant and 500-512 Seventh Avenue Limited Partnership.

11       Statement re: computation of earnings per share.