Form 10-K
period 2001-12-31
IVILLAGE INC
filed 2002-03-27
CIK 1074767

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______to ______

                        Commission file number 000-25469

                                  iVillage Inc.

             (Exact name of registrant as specified in its charter)

             Delaware                                       13-3845162
   -------------------------------                     --------------------
  (State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                     Identification No.)

    500-512 Seventh Avenue, New York, New York                10018
------------------------------------------------       --------------------
     (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (212) 600-6000


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 22, 2002 as reported on the Nasdaq National Market, was approximately $80.9 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 22, 2002, the registrant had outstanding 52,713,902 shares of Common Stock.

                       Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002 are incorporated by reference in Part III of this Form 10-K. Other documents incorporated by reference in this Form 10-K are listed in the Exhibit Index.

================================================================================
                                  iVillage Inc.

                                    Form 10-K

                                Table of Contents


                                                                                                              Page No.
                                                                                                              --------
PART I

         Item 1.  Business.......................................................................................1

         Item 2.  Properties....................................................................................18

         Item 3.  Legal Proceedings.............................................................................19

         Item 4.  Submission of Matters to a Vote of Security Holders...........................................20

PART II

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.........................21

         Item 6.  Selected Consolidated Financial Data..........................................................22

         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........23

         Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...................................56

         Item 8.  Consolidated Financial Statements and Supplementary Data......................................56

         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........56

PART III

         Item 10.  Directors and Executive Officers of the Registrant...........................................56

         Item 11.  Executive Compensation.......................................................................58

         Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
                     Stockholder Matters........................................................................58

         Item 13.  Certain Relationships and Related Transactions...............................................58

PART IV

         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................59

SIGNATURES......................................................................................................64

        Index of Consolidated Financial Statements and Financial Statement Schedule............................F-1

                                     PART I

         Certain statements in this Annual Report on Form 10-K, including certain statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and iVillage cautions you that any forward-looking information provided by or on behalf of iVillage is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond iVillage's control, in addition to those risks discussed below and in iVillage's other public filings, press releases and statements by iVillage's management, including (i) the volatile and competitive nature of the media industry, (ii) changes in domestic and foreign economic, political and market conditions, (iii) the effect of federal, state and foreign regulation on iVillage's business, (iv) the impact of recent and future acquisitions and joint ventures on iVillage's business and financial condition,
(v) iVillage's ability to establish and maintain relationships with advertisers, sponsors and other third-party providers and partners, (vi) the impact of pending litigation on iVillage's business and financial condition, and (vii) iVillage's ability to successfully consummate, integrate and manage its proposed acquisition of Promotions.com, Inc. All such forward-looking statements are current only as of the date on which such statements were made. iVillage does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 1.    Business.

                                    Overview

         iVillage is a media company that operates iVillage.com, Women.com, Business Women's Network, iVillage Solutions, Lamaze Publishing, The Newborn Channel and Astrology.com. iVillage.com and Women.com are leading women's online destinations providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network broadcast in over 1,100 hospitals nationwide. Business Women's Network offers one of the most extensive databases of women's organizations and Web sites in the nation to subscribing companies and members.

         iVillage.com is organized into communities across multiple topics of high importance to women and offers interactive services, peer support, content and online access to experts and tailored shopping opportunities. The content areas include Babies, Beauty, Diet & Fitness, Entertainment, Food, Health, Home & Garden, Horoscopes, Money, Parenting, Pets, Pregnancy, Quizzes, Relationships and Work. iVillage facilitates use across content areas by providing the same look and feel within each area and across the network, resulting in a consistent and strongly branded Web site.

         iVillage is recognized as an industry leader in developing innovative sponsorship and commerce relationships that match the desire of marketers to reach women with the needs of iVillage.com members for relevant information and services. Membership to iVillage.com is free and provides features such as e-mail, personal homepages and other community tools.

         iVillage.com's page views have grown to a monthly average of 343.3 million for the quarter ended December 31, 2001 up from 214.3 million average monthly page views in the fourth quarter of 2000. According to Jupiter Media Metrix, in December 2001, iVillage ranked 25th out of the top 50 Web and Digital Media properties with more than 11.5 million unique users and had an average reach of 10.8% of the online population. Also according to Jupiter Media Metrix, visitors spend an average of 27.7 minutes on the iVillage site and return an average of 2.3 times per month.

                             iVillage Content Areas

         iVillage.com is organized around content specific areas that focus on issues of most importance to women and provide interactive services, peer support and online access to experts and tailored shopping opportunities. iVillage.com is updated daily to promote content and community, including highlights. The following table provides a brief description of the features of each content area as of December 31, 2001:

    Area                            Description
    ----                            -----------

Babies A parenting community center site that caters to women who are trying to conceive, are expecting or are new parents and includes bulletin boards and weekly chats.

Beauty A site offering users beauty advice, product reviews and access to hair, makeup and skincare experts. The beauty channel, Substance.com, is operated by a joint venture between a subsidiary of Unilever United States, Inc. ("Unilever") and iVillage.

Diet & Fitness      A diet and fitness site which includes body calculators,
                    nutrition experts, message boards, quizzes and community challenges to improve one's fitness level.

Entertainment       An area which includes iVillage Radio, celebrity interviews, jokes and entertainment-related tools and quizzes.

Food A food site providing information on meal planning, nutrition and recipes which includes food experts and cooking basics.

    Area                            Description
    ----                            -----------

Health One of the leading consumer health sites on the Internet, Health assists users in becoming better health care decision makers through bulletin boards and weekly chats.

Home & Garden       A home and garden site offering users information and
                    tools on gardening issues.

Horoscopes          A site providing users with horoscopes, celebrity profiles, romance charts, monthly guidance and the ability to purchase astrology reports.

Money A financial planning site providing users with information on savings and investment strategies focusing on key life stages of women.

Parenting           A parenting site providing users with a branded online
                    community where parents share parenting solutions, talk with experts and find answers and support.

Pets A site that provides information on caring for your pet, selecting a breed, adopting a pet and choosing a veterinarian.

Pregnancy           An area for expectant parents providing information on
                    fertility and pregnancy, including Lamaze.com.

Quizzes An area offering interactive quizzes on a variety of subjects.

Relationships       A site offering users information and conversation on
                    love, marriage, sex and family.

Work A site providing women who work from home with tools and resources such as home office basics, a tax guide and a software library. The site also provides women with tools and resources relating to professional development and career-related issues.

         iVillage believes that user support is critical in order to attract and retain users. iVillage provides user support primarily through e-mail-based correspondence. Help and feedback buttons are prominently displayed throughout iVlllage.com, and iVillage.com's user support staff attempts to respond to all e-mail queries within 24 hours. In addition, community leaders provide e-mail support for broad-ranging issues. iVillage does not charge for these services.


                      Sponsorship and Advertising Revenues

         iVillage has derived a significant amount of its revenues to date from the sale of sponsorships and advertisements. For the years ended December 31, 2001 and 2000, sponsorship and advertising revenues represented 80% and 92%, respectively, of iVillage's total revenues.

         iVillage's strategy is focused in part on generating a majority of its advertising revenues from sponsors and merchants who seek a cost-effective means to reach women online. iVillage is aggressively working to build its leadership position as the preeminent women's brand to the advertising community. iVillage's sponsorship arrangements typically differ from traditional banner advertising in that they are designed to achieve broad marketing objectives such as brand promotion, awareness, product introductions and online research. Sponsorships allow iVillage to cater to the specific goals of advertisers in the areas of impressions, product research, market research, new product launches, list development, product information, repositioning, new account openings, lead generation and transactions. Sponsors also have the opportunity to develop a dialogue with their key consumer prospects through iVillage's message boards, chats, polls and special events, which allows sponsors the opportunity to gain insights into their customers. iVillage's sponsorship arrangements generally have longer terms than typical banner advertising placements, provide for higher cost per thousand impressions per advertiser and independence from page-views as the sole measure of value. Recently, however, the length of the typical sponsorship agreement has been shorter than iVillage's historical experience. In addition, iVillage occasionally develops extensive content to support the marketing initiatives of advertisers. iVillage's sponsorship agreements can be exclusive.

         iVillage also derives a portion of its sponsorship and advertising revenues from banner advertisements that are prominently displayed throughout iVillage.com and Women.com. From each banner advertisement, viewers can hyperlink directly to the advertiser's own Web site, thus providing the advertiser the opportunity to directly interact with an interested customer.

         During the first quarter of 2001, iVillage began to offer research to its sponsors, advertisers and other customers for a fee. Through third-party vendors and internal staff, iVillage provides customers with research designed to measure the ability of online advertising to create brand awareness and impact purchase decisions. This research is conducted primarily through live online campaigns during which visitors to iVillage Web sites are invited at random to take a brief survey designed to measure their product and brand awareness levels and their purchase intents. This allows iVillage's sponsors and advertisers to help make their online marketing campaigns more effective in connection with wide scale initiatives and provides them with important aggregated demographic information such as age, sex and income. To date, iVillage has not received a significant portion of revenues from paid research.

         For the years ended December 31, 2001 and 2000, revenues from iVillage's five largest advertisers accounted for approximately 37% and 23% of total revenues, respectively. One advertiser, Unilever, accounted for 12% of iVillage's total revenues for the year ended December 31, 2001, and no one advertiser accounted for greater than 10% of total revenues for the year ended December 31, 2000. At December 31, 2001, Hearst Communications, Inc. ("Hearst") and Unilever accounted for approximately 14% and 10% of the net accounts receivable, respectively, and at December 31, 2000, Ford Motor Media accounted for approximately 11% of the net accounts receivable. iVillage anticipates that its results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of advertisers. In addition, iVillage's largest advertisers have in the past varied over time, and iVillage anticipates that they will continue to do so in the future.

                                   Membership

         iVillage believes a large and active membership base is critical to its success. Some features of iVillage's Web sites are restricted to members. Membership is free and available to iVillage.com visitors who disclose their name, address, e-mail address, age and gender and choose a member name and password to be used throughout member-only areas. Members form iVillage.com's core audience and are its most valuable users. E-mail, community challenges, message boards and chats are examples of members-only benefits.

         iVillage recognizes the importance of maintaining the confidentiality of member information and has a privacy policy to protect this information. In addition, iVillage Health is a founding member of the Health Internet Ethics, or Hi-Ethics, organization. iVillage's current privacy policy is accessible through a link from the iVillage.com home page as well as every Web page on iVillage.com, including the page where a person initially registers for membership. iVillage's current policy is to never sell or disclose to any third-party any member's personal identifying information such as his or her name or address, unless the member has provided consent in the form of an "opt-in" or in certain limited situations as described in iVillage's privacy policy. For example, in some situations, iVillage does allow a third-party partner access to database information if it is necessary for the delivery of a member service, such as e-mail. In these instances, the partner has generally agreed to be bound by iVillage's current policy. iVillage does share aggregated member information with third parties, such as average age or geographic dispersion. iVillage also reserves the right to offer products and services to members who opt-in to receive such offers. iVillage may use information revealed by members and information built from user behavior to target advertising, content and e-mail. For instance, iVillage may, on behalf of an advertiser, send e-mail offers to all opt-in members from a particular region or target advertisements to all users who frequent a specific area of the site.

         iVillage periodically offers its members the opportunity to purchase certain for-pay premium services, such as newsletters, quizzes, tools and education courses. iVillage plans to continue to offer these premium services as well as new for-pay services to its members in the future. To date, iVillage has not received a significant amount of revenues from these services.

                                    Women.com

         iVillage acquired Women.com Networks, Inc. ("Women.com") in June 2001 and relaunched the Women.com Web site in October 2001 as a place for women looking for information and entertainment to come for diversion and downtime. Women.com features lighthearted entertainment content in five departments: Sex & Dating, Entertainment, Style (including shopping), Horoscopes and Games. The site provides message boards for women who want to talk about entertainment, sex, dating, friendships, fashion trends and celebrity gossip, among other topics. Women.com is also a source of daily gossip and entertainment news, music news and videos, movie and television reviews and soap opera news.

                            Business Women's Network

         On July 16, 2001, iVillage acquired control of Public Affairs Group, Inc. ("PAG"), operator of Business Women's Network ("BWN"), a privately-held, Washington, D.C. based company. PAG is one of the most comprehensive sources of information and program linkage to the women's market around the world and offers one of the most extensive databases of women's organizations and Web sites in the nation. PAG offers several fee-based benefits and services to subscribing companies and members including:

        Service                                   Description
        -------                                   -----------

Diversity Best Practices            A specialized service through which member
                                    companies and government entities share and exchange best practices around key diversity issues through conference calls, seminars, special reports and an online resource center.

Best Practices in Corporate         A member-based business resource for
Communications                      corporate communications that facilitates
                                    the development of innovative solutions and strong relationships within the corporate world and helps boost corporate efficiency by providing conference calls, white papers and reports, seminars and an informative online resource center.

Women's Best Practices              A member-based service that acts as a
                                    strategic partner to consult with companies and government agencies on attracting and retaining the women's market in their sales and diversity initiatives through conferences, forums and other events.

Business Women's Network            Resources include: the BWN Directory of
Information Resources               Business and Professional Women's
                                    Organizations which lists over 5,000
                                    organizations and Web sites; the BWN
                                    Calendar of Women's Events; and Women and
                                    Diversity WOW! Facts, an annual compendium of more than 10,000 salient facts, figures and statistics on and about the women's marketplace compiled from more than 9,800 research reports.

Business Women's Network            An online subscription service offering
Interactive                         resources and business opportunities for
                                    women and offering companies and government agencies the opportunity to target and reach professional women.

Business Women's Network            BWN assists government agencies and
Government                          departments in meeting the 5%
                                    government-wide women and minority-owned small business procurement goal.

                           iVillage Parenting Network

         The iVillage Parenting Network was formed in 2001 as an umbrella organization for the parenting divisions of iVillage including: Lamaze Publishing, The Newborn Channel and the iVillage parenting Web sites (Lamaze.com, ParentsPlace.com, and ParentSoup.com). The iVillage Parenting Network is a leading source of information for parents estimated to reach more than 90% of all families with newborns.

         Lamaze Publishing is used to solidify iVillage's leading position in the parenting category. Lamaze Publishing produces advertising-supported educational materials for expectant and new parents and is the exclusive licensee of the LAMAZE mark for use in connection with consumer publications and other communications, which include print, audio, visual and other consumer oriented media that are commercial in nature. Lamaze Publishing is also the exclusive marketing agent for Lamaze International, Inc., the owner of the LAMAZE family of marks. iVillage also operates the Lamaze.com Web site.

         Lamaze is a method of childbirth preparation based on the Lamaze philosophy of birth. The Lamaze philosophy of birth states that birth is "normal, natural and healthy," and "childbirth education empowers women to make informed choices in healthcare, to assume responsibility for their health and trust their inner wisdom."

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

         The Lamaze Publishing business strategy is to provide superior editorial products that target the expectant/new parent market. These informational, instructional, "how to" magazines and videos speak to the issues and concerns of expectant parents and are hand-delivered through Lamaze Publishing's vast network of health care professionals and child birth educators. These consumer publications or communications are given to the childbirth educators and maternity nurses free of charge, and Lamaze Publishing offsets the expense incurred by selling print advertising and commercial messages to advertisers who target the young family market.

         Lamaze Publishing publications include:

         o Lamaze Parents Magazine, a leading prenatal publication used in childbirth education. Editorial covers such relevant topics as prenatal nutrition, the role of the childbirth partner, and the physical and emotional challenges of pregnancy. Childbirth educators distribute Lamaze Parents to expectant parents on the first night of class. Lamaze Parents had an annual circulation of approximately 2.5 million for 2001.

         o Lamaze para Padres Magazine, a leading Spanish-language pre- and post-natal publication that reaches more than 95% of all Hispanic births in the United States. Spanish-speaking childbirth educators and healthcare professionals distribute Lamaze para Padres Magazine to expectant parents on the first night of class. Annual circulation of Lamaze para Padres Magazine reached approximately 625,000 in 2001.

         o "Lamaze You and Your Baby," a 60-minute video textbook, has been a leading choice of childbirth educators for the past 10 years. In 2001, more than 12,000 childbirth educators distributed this video to expectant parents. Its educational how-to content on infant care is viewed at home by expectant parents and later returned to the childbirth educator. In 2001, Lamaze You and Your Baby enjoyed an annual circulation of approximately 2.0 million.

         o "Lo Mejor para Su Bebe," a 45-minute Spanish-language video textbook, provides expectant and new parents with important instruction on infant care. This video, which is modeled after "Lamaze You and Your Baby," is distributed annually to childbirth educators, typically during the first four months of the year. In 2001, more than 4,500 childbirth educators distributed the video reaching approximately 475,000 new parents.

         o Lamaze Special Delivery, a sampling/promotional program, offers advertisers the ability to distribute coupons, samples and promotional literature via polybagged magazines to expectant and new parents.

         Lamaze.com was launched on iVillage.com in 2000. This Web site combines the latest interactive tools with trusted expert advice on pregnancy, childbirth and early parenting.

         Through iVillage Integrated Properties, iVillage also owns The Newborn Channel and Baby Steps Magazine. The Newborn Channel is a satellite television network that offers exclusive programming to new mothers in their hospital rooms following birth 24 hours a day, 7 days a week. During 2001, The Newborn Channel continued to expand its programming lineup by introducing a new show, "Begin With Love," which is hosted by Oprah Winfrey. In 2001, more than 1,100 hospitals nationwide aired this channel reaching an annual circulation of approximately
2.4 million mothers.

         Baby Steps Magazine is a leading source of post-natal information and the only magazine endorsed by the National Association of Pediatric Nurse Practitioners (NAPNAP), a professional organization with 6,000 members across the country. Handed out to new mothers and fathers by the maternity nurse at the hospital bedside, Baby Steps, which debuted in November 2001, currently has a circulation of approximately 3.0 million.

         Complementing the very targeted offline parenting media vehicles are the popular, highly trafficked iVillage Web sites ParentsPlace.com and ParentSoup.com. Research shows that 75% of iVillage female users research baby products online and iVillage's popular communities and message boards are a key feature of both parenting areas, presenting sponsors with a variety of advertising opportunities.

         ParentsPlace.com is a community where new and expecting parents can connect, communicate and share in the joy of starting a family. On average, a visitor spends 22 minutes and views approximately 42 pages. Additionally, 37% of iVillage female users rely on ParentsPlace.com for reliable information and advice on parenting. Key features are the Baby Name Finder, Pregnancy Calendar, First Year of Life Newsletter, Expecting Clubs, Playgroups and certified healthcare experts offering professional wisdom and advice.

         ParentSoup.com acts as a headquarters for parents committed to raising happy and healthy kids from toddlers to teens. More than 52% of iVillage female users turn to ParentSoup.com for information and advice on parenting. Key features include the Toddlers Department, Preschool Department, Name Finder, Development Tracker, Mothers Circles, Thirty-Something Parents and certified healthcare experts offering professional wisdom and advice.

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

         Astrology.com brings iVillage a content and commerce site that is appealing to iVillage's core demographic of women and a vehicle to drive repeat visits to iVillage.com through the use of daily horoscopes. Astrology.com accounts for a substantial portion of iVillage's traffic. iVillage attempts to leverage the popularity of Astrology.com by using internal promotion and links to attract Astrology.com users to other areas of iVillage's Web sites, resulting in higher average page views and time spent per visit. Astrology.com has also created an interactive commerce system that provides instantaneous, digital astrology reports. The system consists of software which operates the Web site and is capable of generating customized astrology reports based on input from users.

                               iVillage Solutions

         iVillage Solutions is an interactive offering which helps companies create and develop their Web sites, digital commerce platforms and other aspects of their technology infrastructures. Previously offered only to iVillage's joint venture partners, during the first quarter of 2001 iVillage began to offer iVillage Solutions to other third parties. Through iVillage Solutions, iVillage provides third parties with production; Web consulting; Web site design, development and hosting; Web site traffic reporting and analysis; content publishing; Web community building; project management; and e-marketing initiatives.

                               Magazine Web Sites

         Pursuant to an agreement with Hearst, the iVillage Web site includes links to eight Hearst magazine Web sites to which iVillage has online distribution rights. Please see "Item 13. Certain Relationships and Related Transactions" for a description of this agreement. iVillage Solutions produces, maintains and hosts these branded sites. iVillage also has an agreement with Prevention Magazine to produce, maintain and host the Prevention.com Web site. The content from these sites links to various areas within iVillage's network. The following table describes each magazine site:

      Magazine                         Related Web Site Description
      --------                         ----------------------------

Cosmopolitan                  Features fashion and relationship advice aimed at
                              the "fun, fearless female."

Country Living                Provides lifestyle and home design ideas.

Good Housekeeping             Features topics relating to food and recipes,
                              home, family and consumer reports.

House Beautiful               Features topics relating to designing, improving
                              or remodeling one's home.

Marie Claire                  Features fashion and beauty trends.

Prevention                    Offers articles, resources, guidance and expertise
                              on a variety of health-related topics.

Redbook                       Focuses on family, health and marriage.

Town & Country                Focuses on living, arts, travel and weddings.

Victoria Offers support and advice for women entrepreneurs, including stories and lifestyle tips.


                                    Alliances

         iVillage pursues strategic relationships to increase its access to online customers, build brand recognition and expand its online presence. Historically, iVillage has pursued strategic alliances to reach online and offline customers. iVillage's principal strategic alliances and relationships include the following:

Media Arrangements

         In November 1998, as amended in March 1999, iVillage entered into an advertising and promotional agreement with National Broadcasting Company, Inc. ("NBC") pursuant to which NBC promotes iVillage.com on television, primarily during prime-time programs, as well as through its Web sites. In February 2001, iVillage further amended its November 1998 agreement with NBC to provide for an extension of time during which iVillage was to purchase its advertising or promotional spots on the NBC network. The revised terms required iVillage to purchase approximately $11.6 million of advertising or promotional spots between January 30, 2001 and December 31, 2002, with $3.0 million of such spots being telecast during 2001 and the remaining approximately $8.6 million during 2002. iVillage purchased approximately $1.6 million and $1.3 million of advertising or promotional spots from NBC during 2001 and 2002, respectively. In February 2002, iVillage and NBC terminated the advertising and promotional agreement. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Events."

         Please also see "Item 13. Certain Relationships and Related Transactions" for a summary of iVillage's agreements with America Online, Inc. ("AOL") and Hearst.

Sponsorship Arrangements

         iVillage has a number of sponsorship arrangements with leading advertisers and sponsors, including:

         o Clairol - premier sponsor of hair care products on the iVillage network, including content integration within iVillage's Beauty channel.

         o Kimberly-Clark - exclusive sponsor on certain parenting areas of diapers, wipes, training pants and similar products.

         o Pepperidge Farm - online promotion of Milano brand cookies, combined with offline promotion of iVillage.com on Pepperidge Farm packaging.

         o Procter & Gamble - promotion of various Procter & Gamble brands in several consumer product categories.

         o Unilever - promotion of various Unilever brands in several consumer product categories.

Joint Venture and International License Arrangements

         iVillage has entered into the following material joint venture and international license arrangements:

         o Cooperative Beauty Ventures, L.L.C. - iVillage and Unilever have formed, through a joint venture arrangement, Cooperative Beauty Ventures, L.L.C. d/b/a Substance.com, to provide women with a focused community, an array of interactive, customized online services, beauty and personal care products and personalized product recommendations. iVillage presently owns 80.1% of the venture and Unilever owns the remaining 19.9%. iVillage, over the twenty-year term of the venture, is obligated to fund the ongoing business and operations of the venture, subject to a maximum funding obligation of $7.0 million. As of December 31, 2001, iVillage had contributed approximately $1.9 million to Cooperative Beauty Ventures, L.L.C.

               Unilever can exercise a "put" option to require iVillage to purchase Unilever's remaining ownership interest in the venture for fair market value at any time after September 30, 2002, or at any earlier time if the venture permits any person to use the "Substance" mark other than in connection with the venture's business or the venture fails to use the "Substance" mark in connection with its business from and after May 1, 2001. At any time on or after September 30, 2002, iVillage can exercise a "call" option to require Unilever to sell its remaining interest in the venture to iVillage for fair market value; provided, however, that Unilever can exercise a "call" option superior to iVillage's "call" option to purchase a portion of iVillage's interest in the venture for fair market value, up to a limit of 50% of the venture's ownership. In addition, at any time on or after September 30, 2002, Unilever can exercise a "call" option to purchase a portion of iVillage's interest in the venture for fair market value, up to a limit of 50% of the venture's ownership.

         o iVillage UK Limited - In July 2000, iVillage, through a foreign subsidiary, entered into a business arrangement with Tesco PLC ("Tesco"), a leading United Kingdom ("U.K.") supermarket chain, to form iVillage UK Limited, a U.K. company. iVillage, through its foreign subsidiary, holds approximately a 50% interest in iVillage UK Limited. Through a women's Web site (located at www.iVillage.co.uk) launched in December 2000, iVillage UK Limited serves the women's online market in the United Kingdom and the Republic of Ireland through a focused community and an array of interactive, customized online solutions and services. iVillage, through its foreign subsidiary, provides marketing, branding, an immaterial amount of cash, intellectual property, and other resources through online and offline activities in support of iVillage UK Limited and the U.K. and Ireland Web sites. Tesco is obligated to provide $18.0 million in cash over the three-year period following the establishment of the relationship, and online and offline promotional considerations. The iVillage.co.uk Web site also promotes Tesco's retail business. Revenue is derived primarily from advertising and sponsorship.


                      Sales, Marketing and Public Relations

Sales

         As of February 28, 2002, iVillage had a direct sales organization consisting of 18 sales professionals and 20 sales operations staff. iVillage's sales organization: (i) consults regularly with advertisers and agencies on design and placement of its Web-based advertising and the production and management of co-branded Web sites which provide information about advertisers and/or their products and services, (ii) provides customers with advertising management analysis, and (iii) focuses on providing a high level of customer satisfaction. iVillage also offers paid research and cross-platform sales opportunities across its various media properties. Six professionals concentrate primarily on advertising sales for The Newborn Channel and Lamaze Publishing video products and print advertising sales. Twelve professionals are involved in sales of publications, seminars, subscriptions and other products and services offered by PAG. iVillage generally seeks to hire individuals with significant experience in selling advertising and pre-existing relationships with advertisers in a variety of media.

Marketing and Public Relations

         iVillage employs a variety of methods to promote the iVillage.com brand and to attract traffic and new members, including advertising on other Internet sites, targeted publications, radio stations and national television, cross-promotional arrangements to secure advertising and other promotional considerations. To extend the iVillage.com brand, iVillage has also entered into several strategic alliances with offline partners. See "Item 1. Business - Alliances." In addition, iVillage leverages other audience-building strategies, including working closely with search engine submissions, news group postings and cross-promotion to properly index materials. iVillage's marketing department consisted of five marketing professionals as of February 28, 2002.

         iVillage's internal public relations department oversees a comprehensive public relations program that iVillage believes is a key component of its marketing and brand recognition strategy. Organized into two primary components that promote iVillage and the iVillage.com brand, the program targets a trade/business and consumer audience, respectively.

         To maximize distribution of iVillage's publications and The Newborn Channel, and gain the endorsement of the professional community for these products, iVillage focuses on marketing efforts targeted to childbirth educators, maternity nurses and hospitals. A staff of two marketing professionals contacts hospitals for distribution of The Newborn Channel and works with the professional community to maintain distribution levels of iVillage's publications and demonstrate how they can be used as teaching tools for expectant and new parents. iVillage's representatives maintain contact with the professional community through trade shows, professional conferences, consumer publication updates and personal sales calls.

                            Operating Infrastructure

         iVillage's Internet operating infrastructure has been designed and implemented to support the delivery of millions of page views a day. If necessary, iVillage can increase its capacity by adding additional servers or entering into agreements with third parties under which iVillage would receive credit for page views on third-party Web sites. Web pages are generated and delivered, in response to end-users' requests, by any one of more than 100 servers. Key attributes of this infrastructure include the ability to support growth, performance and service availability.

         iVillage's servers run on the Sun Solaris, Microsoft NT and Linux operating systems and use Netscape Enterprise, Apache and Microsoft Corporation's IIS Web server software.

         iVillage maintains all of its production servers at Exodus Communication, Inc.'s ("Exodus Communications") facilities in New Jersey and Verio, Inc.'s ("Verio") facilities in California. iVillage's operations depend upon these companies' ability to protect their respective systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins and other events.

         Exodus Communications provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week. The servers located at Verio are monitored by iVillage's California operations staff. Exodus Communications and Verio provide the means of connectivity for iVillage's servers to end-users via the Internet through multiple connections. Each facility is powered by multiple uninterruptible power supplies and backup generators. Exodus Communications recently filed for bankruptcy protection and iVillage can make no assurance that Exodus Communications will be able to continue to provide sufficient services for iVillage or that iVillage will be able to engage a satisfactory alternative service provider.

         All of iVillage's production data, except Astrology.com, are copied to backup tapes each night and stored at a third-party, off-site storage facility. Astrology.com's production data is backed up on a daily basis to local storage. iVillage is in the process of developing a comprehensive disaster recovery plan to respond to system failures. iVillage keeps all of its production servers behind firewalls for security purposes and does not allow outside access, at the operating systems level, except via special secure channels. Strict password management and physical security measures are followed. Computer emergency response team alerts are read, and, where appropriate, recommended action is taken to address security risks and vulnerabilities.

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

                                   Competition

         Competition for members, visitors and advertisers is intense and is expected to increase significantly in the future. iVillage believes that the primary competitive factors in creating a content- and community-based business on the Internet are:

         o  functionality;

         o  brand recognition;

         o  member affinity and loyalty;

         o  demographic focus;

         o  variety of value-added services;

         o  ease-of-use;

         o  quality of service; and

         o  reliability and critical mass.

         Other companies or Web sites which are primarily focused on targeting women online include Oxygen.com and condenet.com, as well as Web sites targeted to categories such as health. iVillage has faced and likely also will face competition in the future from:

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

         In addition, iVillage could face competition in the future from traditional media companies, a number of which, including Columbia Broadcasting System, Inc. and NBC, have made significant acquisitions of or investments in Internet companies. Further, iVillage can make no assurance that iVillage's competitors and potential competitors will not develop communities that are equal or superior to iVillage's or that achieve greater market acceptance than iVillage's community.

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

         o  iVillage's ability to offer targeted audiences; and

         o the overall cost-effectiveness of the advertising medium offered by iVillage.

         iVillage believes that the number of Internet companies relying on Web-based advertising revenues may increase in the future. Accordingly, iVillage may face increased competition, which could in turn have a material adverse effect on its business, financial condition and results of operations.

         Many of iVillage's current and potential competitors, including developers of Web directories and search engines and traditional media companies, have:

         o  longer operating histories;

         o  significantly greater financial, technical and marketing resources;

         o  greater name recognition; and

         o  larger existing customer bases.

         These competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers. iVillage can make no assurance that Internet content providers and Internet service providers, including developers of Web directories, search engines, sites that offer professional editorial content and commercial online services, will not be perceived by advertisers as having more desirable Web sites for placement of advertisements. In addition, many of iVillage's current advertising customers and strategic partners also have established collaborative relationships with certain of iVillage's competitors or potential competitors, and other high traffic Web sites. Accordingly, iVillage can make no assurance that:

         o iVillage will be able to grow its membership, traffic levels and advertiser customer base at historical levels;

         o iVillage will be able to retain its current members, traffic levels or advertiser customers;

         o competitors will not experience greater growth in traffic as a result of these relationships, which could have the effect of making their Web sites more attractive to advertisers; or

         o iVillage's strategic partners will not sever or will elect not to renew their agreements with iVillage.

         Several major publishing companies produce products that directly compete with iVillage's magazines. AOL Time Warner Inc., Gruner and Jahr, and Primedia all publish various pre- and post-natal publications. Disney Publishing and Children's Television Workshop also publish general parenting magazines. All of these publishers have substantially greater marketing, research and financial resources than iVillage. iVillage competes by emphasizing the highly targeted nature of its audience, product quality and the fact that its publications are used as teaching tools by professionals, and the credibility and trust parents place in the Lamaze brand name.

         While iVillage's Lamaze Publishing instructional videos and The Newborn Channel currently have no direct competitors, advertisers in this marketplace are heavy users of daytime network television and cable television networks targeted to young parents. The broadcasting companies that provide these opportunities have invested substantial amounts in programming, sales and marketing, and are much better known to advertisers than Lamaze Publishing and The Newborn Channel. To compete, Lamaze Publishing and The Newborn Channel must convince advertisers that advertising recall and effectiveness obtained in an educational or hospital setting is superior to that of traditional broadcasting.

         iVillage can make no assurance that it will be able to compete successfully against iVillage's current or future competitors or that competitive pressures faced by iVillage will not have a material adverse effect on iVillage's business, financial condition and results of operations.

           Intellectual Property, Proprietary Rights and Domain Names

         iVillage regards its copyrights, service marks, trademarks, trade names, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, independent contractors, partners and others to protect iVillage's proprietary rights. iVillage pursues the registration of its trademarks and service marks in the United States, and has applied for and obtained registration in the United States and certain foreign jurisdictions for certain of its trademarks and service marks, including "iVillage". Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which iVillage's products and services are made available online.

         iVillage has licensed in the past, and expects that it may license in the future, certain of iVillage's proprietary rights, such as trademarks or copyrighted material, to third parties. While iVillage attempts to ensure that the quality of its brand is maintained by these licensees, it can make no assurance that the licensees will not take actions that might materially adversely affect the value of iVillage's proprietary rights or reputation, which could have a material adverse effect on iVillage's business, financial condition and results of operations. iVillage can make no assurance that the steps taken by iVillage to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate its copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert claims of infringement of intellectual property or alter proprietary rights against iVillage.

         iVillage has been subject to claims and expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third parties by iVillage and its licensees. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Further, if these claims are successful, iVillage may be required to change its trademarks, alter its content, alter its site format and pay financial damages. iVillage can make no assurance that these changes of trademarks, alteration of content or format or payment of financial damages will not adversely affect iVillage's business, financial condition and results of operations.

         iVillage may be required to obtain licenses from others to refine, develop, market and deliver new services. There can be no assurance that iVillage will be able to obtain any license on commercially reasonable terms, or at all, or that rights granted pursuant to any licenses will be valid and enforceable.

                                    Employees

         As of February 28, 2002, iVillage employed 262 full-time employees, of whom 82 were in sales and marketing, 73 were in editorial and community, 46 were in administration and customer service, and 61 were in technology, operations and support. None of iVillage's current employees are represented by a labor union or is the subject of a collective bargaining agreement. iVillage believes that relations with its employees are satisfactory.

                    Proposed Merger with Promotions.com, Inc.

         On February 11, 2002, iVillage, Virgil Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of iVillage ("Merger Sub"), and Promotions.com, Inc. ("Promotions.com") entered in an Agreement and Plan of Merger (as amended as of March 13, 2002, the "Merger Agreement"). The Merger Agreement provides for an exchange offer (the "Offer") followed by a taxable merger of Merger Sub with and into Promotions.com (the "Merger"), with Promotions.com continuing as the surviving corporation. Following the Merger, Promotions.com will become a wholly-owned subsidiary of iVillage.

         Pursuant to the Offer, iVillage is offering through Merger Sub to exchange a fraction of a share of iVillage common stock designed to have a value of $0.23 and $0.64 in cash for each outstanding share of Promotions.com common stock together with associated preferred share purchase rights. The shares of iVillage to be issued as part of the Offer shall be valued according to the average of the closing sale prices of iVillage common stock on the Nasdaq National Market for the five trading days immediately preceding the second trading day prior to the expiration of the Offer. After completion of the Offer, and at the effective time of the Merger, each share of Promotions.com issued and outstanding immediately prior to such time (other than shares held by Promotions.com, iVillage or Merger Sub or shares as to which appraisal rights have been demanded, exercised or perfected in accordance with Section 262 of the Delaware General Corporation Law) will be converted into the same consideration as offered in the Offer.

         As an inducement to iVillage and Merger Sub to enter into the Merger Agreement, certain of the directors, officers and stockholders of Promotions.com entered into several agreements, pursuant to which, among other things, they each agreed (i) to tender all of their shares in the Offer, (ii) to vote such shares in favor of the Merger, and (iii) not to initiate or participate in any transaction that may compete with the Offer. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Events."

Item 2.  Properties.

         iVillage is headquartered in New York, New York. In March 2000, iVillage entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which iVillage has consolidated its New York City operations. In October 2001, iVillage amended this lease to terminate its obligations regarding 21,111 square feet of the leased premises. Additionally, in December 2001, iVillage entered into a five-year sublease agreement pursuant to which iVillage subleased 14,630 square feet of the New York leased premises to an unrelated third party.

         iVillage also leases a sales office located at 645 North Michigan Avenue, Chicago, Illinois. The lease is on a month-to-month basis.

         Women.com leases approximately 46,000 square feet of space in San Mateo, California. The lease expires on December 31, 2002 as to approximately 29,000 square feet with the remainder expiring on August 31, 2003. In March 2001, Women.com subleased approximately 9,326 square feet of the leased premises to an unrelated third party through December 31, 2002, the expiration date of such subleased premises. In January 2002, Women.com amended its lease to terminate its obligations regarding 1,526 square feet of the leased premises originally scheduled to expire on August 31, 2003. In February 2002, Women.com subleased 9,541 square feet of the leased premises to an unrelated third party through December 31, 2002, the expiration date of such subleased premises.

         Lamaze Publishing subleases approximately 10,300 square feet of space at 9 Old Kings Highway, Darien, Connecticut. In September 2001, iVillage amended this sublease to terminate its obligations regarding 3,319 square feet of the subleased premises. The sublease expires on June 30, 2005.

         Astrology.com leases approximately 7,400 square feet of space in San Francisco, California. The lease expires in November 2002.

         PAG leases approximately 6,800 square feet of space in Washington, D.C. The lease expires in December 2006.

         For additional information regarding iVillage's properties, see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Item 3.  Legal Proceedings.

         Several plaintiffs have filed class action lawsuits in federal court against iVillage, several of its present and former executives, and iVillage's underwriters in connection with its March 1999 initial public offering. A similar class action lawsuit was filed against Women.com, several of its former executives, and Women.com's underwriters in connection with Women.com's October 1999 initial public offering. The complaints generally assert claims under the Securities Act, the Exchange Act and rules promulgated by the Securities and Exchange Commission ("SEC"). The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys' fees.

         iVillage believes that the lawsuits and claims asserted against it and its subsidiary pursuant to these class action complaints are without merit and intends to vigorously defend against these claims. iVillage does not believe that any of these legal proceedings will have a material adverse effect on its results of operations.

         iVillage is not currently subject to any other material legal proceedings. iVillage may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         iVillage's common stock is listed and traded on the Nasdaq National Market and trades under the symbol "IVIL". The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock as reported on the Nasdaq National Market.



                                                     High              Low
                                                     ----              ---
               2000
               ----
               First Quarter                      $ 27.31           $13.44
               Second Quarter                       16.00             6.06
               Third Quarter                         9.06             2.75
               Fourth Quarter                        4.13             0.63

               2001
               ----
               First Quarter                         2.50             0.38
               Second Quarter                        1.99             0.50
               Third Quarter                         1.55             0.57
               Fourth Quarter                        1.99             0.86


         On March 22, 2002, the closing sales price of iVillage's common stock was $2.65 per share. iVillage had 862 holders of record of its common stock as of March 22, 2002.

         iVillage has never declared or paid any cash dividends on its capital stock. iVillage presently intends to retain future earnings, if any, to finance the expansion of its business and does not expect to pay any cash dividends in the foreseeable future.

Item 6.    Selected Consolidated Financial Data.

         The iVillage selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and iVillage's consolidated financial statements and notes to those statements and other financial information included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001 and 2000 are derived from the audited consolidated financial statements of iVillage included in this Form 10-K. The consolidated balance sheet data as of December 31, 1999, 1998 and 1997 and the consolidated statement of operations data for the years ended December 31, 1998 and 1997 are derived from iVillage's audited consolidated financial statements that are not included in this Form 10-K. The historical annual results presented here are not necessarily indicative of future results. iVillage acquired Health ResponseAbility Systems, Inc. in May 1997, Astrology.Net in February 1999, OnLine Psychological Services, Inc. and Code Stone Technologies, Inc. in June 1999, Lamaze Publishing and Family Point Inc. in August 1999, an additional 30.1% interest in Cooperative Beauty Ventures, L.L.C. in March 2001 to increase iVillage's ownership to 80.1%, Women.com in June 2001 and a controlling interest in Public Affairs Group, Inc. in July 2001. All of these acquisitions have been accounted for under the purchase method of accounting. The financial data reflect the results of operations of these subsidiaries since their dates of acquisition. In April 1998, iVillage acquired a majority interest in iBaby, Inc.; the remaining minority interest in iBaby, Inc. was acquired by iVillage in March 1999. In June 2000, iVillage decided to discontinue the operations of iBaby, Inc. and, as such, all discussion and analysis below represents solely the continuing operations of iVillage.



                                                                                Year Ended December 31,
                                                            -------------------------------------------------------------
                                                              2001          2000         1999         1998         1997
                                                            ---------    ---------    ---------    ---------    ---------
                                                                         (in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues ................................................   $  60,041    $  76,352    $  36,576    $  12,451    $   6,019

Operating Expenses:
Editorial, product development and technology ...........      33,500       35,327       20,652       11,742        7,606
Sales and marketing .....................................      36,178       54,098       63,526       28,177        8,771
General and administrative ..............................      17,702       22,634       13,164        9,546        7,841
Depreciation and amortization ...........................      23,529       37,681       25,720        5,500        2,886
Impairment of goodwill ..................................          --       98,056           --           --           --
                                                            ---------    ---------    ---------    ---------    ---------
         Total operating expenses .......................     110,909      247,796      123,062       54,965       27,104
                                                            ---------    ---------    ---------    ---------    ---------
Loss from operations ....................................     (50,868)    (171,444)     (86,486)     (42,514)     (21,085)
Interest income (expense), net ..........................       2,285        5,261        4,085          571         (216)
Other (expense) income, net .............................         (43)         595          271           --           --
Gain (loss) on sale of assets ...........................         385           --           --         (504)          --
Minority interest .......................................           7           --           --          587           --
Write-down of note receivable and investments ...........        (104)     (13,496)          --           --           --
Loss from unconsolidated joint venture ..................        (127)        (422)          --           --           --
                                                            ---------    ---------    ---------    ---------    ---------
Net loss from continuing operations .....................     (48,465)    (179,506)     (82,130)     (41,860)     (21,301)
Preferred stock deemed dividend .........................          --           --      (23,612)          --           --
                                                            ---------    ---------    ---------    ---------    ---------

Net loss attributable to common stockholders from
  continuing operations ................................... $ (48,465)   $(179,506)   $(105,742)   $ (41,860)   $ (21,301)
                                                            =========    =========    =========    =========    =========

Basic and diluted net loss per share attributable to
  common stockholders from continuing operations .......... $   (1.13)   $   (6.05)   $   (5.06)   $  (20.24)   $  (13.65)
                                                            =========    =========    =========    =========    =========

Weighted average shares of common stock  outstanding used
  in computing basic and diluted net loss per share .......    42,807       29,683       20,901        2,068        1,561
                                                            =========    =========    =========    =========    =========


                                                 December 31,
                            ----------------------------------------------------
                               2001       2000      1999        1998      1997
                            --------   --------   --------   --------   --------
Consolidated Balance
  Sheet Data:                                   (in thousands)

Cash and cash equivalents   $ 29,831   $ 48,963   $106,010   $ 30,825   $  4,335

Working capital .........     30,966     40,252     90,752     19,919      1,114
Total assets ............    132,387    132,459    312,748     45,721     16,236
Long-term liabilities ...      4,273      4,818         --         --        139
Stockholders' equity ....    108,757    101,366    283,850     32,022     10,522


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with iVillage's consolidated financial statements and notes to those statements and the other financial information appearing elsewhere in this Form 10-K. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties.

                                    Overview

         iVillage is a leading women's media company and the number one brand serving women online. iVillage includes iVillage.com, Women.com, Business Women's Network, iVillage Solutions, Lamaze Publishing, The Newborn Channel and Astrology.com. iVillage.com and Women.com are leading online women's destinations providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network broadcast in over 1,100 hospitals nationwide. Business Women's Network offers one of the most extensive databases of women's organizations and Web sites in the nation to subscribing companies and members.

         In June 2000, iVillage decided to discontinue the operations of its iBaby, Inc. subsidiary. As such, all discussion and analysis below represents solely iVillage's continuing operations.

         In addition, the discussion and analysis below includes the results of operations of Cooperative Beauty Ventures, L.L.C. for the period March 1, 2001 through December 31, 2001, Women.com from June 18, 2001 through December 31, 2001, and PAG for the period from July 16, 2001 through December 31, 2001. Cooperative Beauty Ventures, L.L.C. was accounted for under the equity method of accounting prior to March 1, 2001.

         Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of iVillage's Notes to Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of iVillage's consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by iVillage.

Revenue Recognition

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

         Included in sponsorship and advertising revenues are revenues from advertising placements in Lamaze Publishing's publications, videos and Web sites, and satellite broadcasts on The Newborn Channel. In addition, revenues are generated through a sampling and coupon program, which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant parents.

         Sponsorship and advertising revenues also include barter revenues, which generally represent exchanges by iVillage of advertising space on its Web sites for reciprocal advertising space or traffic on other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon iVillage's recent practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are recognized when iVillage's advertisements are displayed on the reciprocal Web sites or properties, which is typically in the same period as when advertisements are displayed on iVillage.com and its affiliated properties, and are included as part of sales and marketing expenses. Revenues from barter transactions were approximately $2.8 million and $3.6 million for the years ended December 31, 2001 and 2000, respectively.

         iVillage Solutions is a business unit within iVillage that provides production and back-end provisioning for customers in need of these services. iVillage recognizes revenues from production services based upon actual hours worked at iVillage's negotiated hourly rates and/or fixed fees stipulated in contracts.

         Business Women's Network is one of the most comprehensive sources of information and program linkage to the women's market around the world and offers one of the most extensive databases of women's organizations and Web sites in the nation to subscribing companies and members. Revenues from Business Women's Network are generated primarily through subscription-based programs that convey current best practices for women and diversity issues in the workplace. iVillage recognizes revenue from these subscriptions ratably over the term of the contract.

         Revenues from the e-commerce portion of Astrology.com consist of the sale of astrological charts and other related products to visitors to the Astrology.com Web site. iVillage recognizes revenues from Astrology.com product sales, net of any discounts, when products are shipped to customers and the collection of the receivable is reasonably assured.

         iVillage received fees from licensing portions of its content in connection with its agreement with PlanetRx.com, Inc. These fees are recognized on a straight-line basis over the life of the contract, which ends in the first quarter of 2002.

         iVillage has and expects to continue to receive revenues from new initiatives involving subscription-based properties and the sale of research. While iVillage believes that one or both of these new initiatives will develop into a new source of significant revenues, iVillage can make no assurance that it will be successful in any of these endeavors since none of them have generated any significant revenues to date.

Goodwill and Intangible Assets

         iVillage assesses the recoverability of its goodwill and intangible assets by determining whether the unamortized balance over its remaining life can be recovered through forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment is made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk associated when estimating future discounted cash flows. Future cash flows are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

                              Results of Operations

         The following table sets forth iVillage's results of operations expressed as a percentage of total revenues:


                                                                             Year Ended December 31,
                                                                   -------------------------------------------
                                                                   2001                2000               1999
                                                                   ----                ----               ----
Revenues                                                           100%                100%               100%
                                                                   ----                ----               ----
Operating Expenses:
         Editorial, product development and
         technology...................................              56                  46                 56
         Sales and marketing..........................              60                  71                174
         General and administrative...................              29                  30                 36
         Depreciation and amortization................              39                  49                 70
         Impairment of goodwill.......................              --                 128                 --
                                                                  ----                ----               ----
                  Total operating expenses............             185                 324                336
                                                                  ----                ----               ----
Loss from operations..................................             (85)               (225)              (236)
                                                                  ====                ====               ====
Net loss from continuing operations...................             (81)%              (235)%             (225)%
                                                                  ====                ====               ====


        Comparison of Years Ended December 31, 2001 and December 31, 2000

Revenues

         Revenues were approximately $60.0 million for the year ended December 31, 2001, which represents a decline of 21% when compared with 2000. The decrease in revenues was primarily due to an overall downturn in the online advertising sector which contributed to significantly lower sponsorship and advertising revenues, offset by revenues from the Women.com and PAG acquisitions of approximately $8.6 million and $1.9 million, respectively. Sponsorship and advertising revenues were approximately $47.8 million for the year ended December 31, 2001, compared to approximately $69.9 million for 2000. Sponsorship and advertising revenues accounted for approximately 80% and 92% of total revenues for the years ended December 31, 2001 and 2000, respectively. Revenues from Lamaze Publishing and The Newborn Channel accounted for approximately 26% and 20% of sponsorship and advertising revenues for the years ended December 31, 2001 and 2000, respectively.

         Included in sponsorship and advertising revenues are barter transactions, which accounted for approximately 6% and 5% of sponsorship and advertising revenues for the years ended December 31, 2001 and 2000, respectively.

         Included in revenues are production fees received from work performed (primarily for Hearst, a related party) by the iVillage Solutions unit, which accounted for approximately 6% of total revenues for the year ended December 31, 2001. Since iVillage Solutions was a new unit formed in 2001, there are no comparative numbers for the corresponding period in 2000.

         Included in revenues are subscription-based fees derived from the services provided by PAG which accounted for approximately 3% of total revenues for the year ended December 31, 2001. PAG was acquired in the third quarter of 2001. There are no comparative numbers for the corresponding period in 2000.

         Included in revenues are fees received from licensing portions of iVillage's content, and fees from chart sales through Astrology.com, which accounted for approximately 11% and 8% of total revenues for the years ended December 31, 2001 and 2000, respectively.

         For the years ended December 31, 2001 and 2000, revenues from iVillage's five largest customers accounted for approximately 37% and 23% of total revenues, respectively. One customer, Unilever, accounted for 12% of iVillage's total revenues for the year ended December 31, 2001. No one customer accounted for greater than 10% of total revenues for the year ended December 31, 2000. At December 31, 2001, Hearst, a related party, and Unilever accounted for approximately 14% and 10% of the net accounts receivable, respectively, and at December 31, 2000, Ford Motor Media accounted for approximately 11% of the net accounts receivable.

Operating Expenses

         Editorial, Product Development and Technology

         Editorial, product development and technology expenses consist primarily of payroll and related expenses for the editorial, technology, Web site design and production staffs, severance costs for terminated employees, the cost of communications, related expenditures necessary to support iVillage's Web sites, software development, technology and support operations, and an allocation of facility expenses, which is based on the number of personnel. Editorial, product development and technology expenses for the year ended December 31, 2001 were approximately $33.5 million, or 56% of total revenues. Editorial, product development and technology expenses were approximately $35.3 million, or 46% of total revenues, for the corresponding period in 2000. The decrease between the comparable twelve-month periods was primarily attributable to the decrease of salaries and related benefits, consultant fees and licensing fees of approximately $2.6 million, $1.3 million and $0.4 million, respectively, offset by the acquisitions of Women.com and an additional 30.1% interest in Cooperative Beauty Ventures, L.L.C., to increase iVillage's ownership to 80.1%, which resulted in incremental costs of approximately $2.2 million and $0.5 million, respectively, and severance costs for terminated employees of approximately $0.6 million. Editorial, product development and technology expenses increased as a percentage of total revenues for the twelve months ended December 31, 2001, as compared to the comparable period in 2000, as a result of a larger percent decline in revenues as compared to the decline in editorial, product development and technology expenses.

         Sales and Marketing

         Sales and marketing expenses consist primarily of costs related to distribution agreements, payroll and expenses for sales and marketing personnel, severance costs for terminated employees, commissions, advertising and other marketing-related expenses, and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the year ended December 31, 2001 were approximately $36.2 million, or 60% of total revenues. Sales and marketing expenses were approximately $54.1 million, or 71% of total revenues, for 2000. The dollar decrease in sales and marketing expenses for the twelve-month period ended December 31, 2001, as compared to 2000, was primarily attributable to iVillage's continued cost reduction initiatives, which resulted in an approximately $14.1 million decrease in advertising expenses, and a decrease in salaries, commissions and related benefits of approximately $5.0 million, offset by severance for terminated employees of approximately $0.8 million and the acquisitions of Women.com, PAG, and an additional 30.1% interest in Cooperative Beauty Ventures, L.L.C. to increase iVillage's ownership to 80.1%, which resulted in incremental costs of approximately $5.0 million, which includes approximately $1.8 million of non-cash print advertising expenses from Hearst publications assumed in the Women.com acquisition. Sales and marketing expenses decreased as a percentage of total revenues for the twelve months ended December 31, 2001, compared to the comparable period in 2000, as a result of a larger percent decline in sales and marketing expenses as compared to the decline in revenues.

         Included in sales and marketing expenses are barter transactions, which amounted to approximately 8% of sales and marketing costs during the twelve months ended December 31, 2001, compared to approximately 7% of sales and marketing costs for the comparable period in 2000.

         General and Administrative

         General and administrative expenses consist primarily of payroll and related expenses and benefits and related costs for general corporate overhead, including executive management, finance, allocated facilities, human resources and legal, severance costs for terminated employees, non-capitalizable costs associated with the acquisition of Women.com, lease restructuring costs and other professional fees. General and administrative expenses for the year ended December 31, 2001 were approximately $17.7 million, or 29% of total revenues. For the comparable period in 2000, general and administrative expenses were approximately $22.6 million, or 30% of total revenues. The decrease in general and administrative expenses for the comparable twelve-month period was primarily due to a decrease in salaries and related benefits of approximately $0.9 million, consultant and professional fees of approximately $3.0 million, recruiting fees of approximately $1.0 million, expenses incurred for international endeavors of approximately $0.9 million, costs associated with iVillage's New York office space of approximately $0.4 million, offset by a lump-sum payout to the former Chief Executive Officer of approximately $1.3 million, increased severance costs of approximately $0.3 million and lease termination costs of approximately $1.5 million. General and administrative expenses decreased slightly as a percentage of total revenues for the twelve months ended December 31, 2001, compared to the comparable period in 2000, as a result of a larger percent decline in general and administrative expenses as compared to the decline in revenues.

         Depreciation and Amortization

         Depreciation and amortization expenses for the year ended December 31, 2001 were approximately $23.5 million, or 39% of total revenues. For 2000, depreciation and amortization expenses were approximately $37.7 million, or 49% of total revenues. The dollar decrease between 2000 and 2001 was primarily due to a reduction in amortization expense resulting from the impairment of goodwill recorded in the third quarter of 2000, relating to the acquisitions of OnLine Psychological Services, Inc. and Code Stone Technologies, Inc., Lamaze Publishing and Family Point Inc., offset partially by goodwill amortization associated with the acquisition of an additional 30.1% interest in Cooperative Beauty Ventures, L.L.C. in the first quarter of 2001 and Women.com in the second quarter of 2001.

Interest Income, Net

         Interest income, net includes primarily interest income from iVillage's cash balances. Interest income, net for the twelve months ended December 31, 2001 was approximately $2.3 million, or 4% of total revenues. For 2000, interest income, net was approximately $5.3 million, or 7% of total revenues. The decrease between 2000 and 2001 was due to lower average net cash and cash equivalents balances and lower interest rates in 2001 than in 2000.

Income Taxes

         As of December 31, 2001, iVillage had approximately $205.3 million of net operating loss carryforwards for federal tax reporting purposes available to offset future taxable income. iVillage's federal net operating loss carryforwards expire beginning in 2010. Certain future changes in the share ownership of iVillage, as defined in the Tax Reform Act of 1986, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of iVillage's earnings history.

Net Loss

         iVillage recorded a net loss of approximately $48.5 million, or $1.13 per share, for the year ended December 31, 2001. For 2000, iVillage recorded a net loss of approximately $191.4 million, or $6.45 per share. The improvement in net losses from 2000 to 2001 resulted primarily from a charge for the impairment of goodwill of approximately $98.1 million in the third quarter of 2000, the write-down of marketable and non-marketable investments of approximately $8.4 million ($0.3 million in the fourth quarter of 2000 and $8.1 million in the second quarter of 2000), the decline of which was considered other than temporary, the write-down of a note receivable of approximately $5.1 million in the third quarter of 2000, an estimated loss on the sale of iBaby assets of approximately $7.1 million, and a reduction in the operating expenses in 2001 of approximately $38.8 million, offset by a decrease in revenues of approximately $16.3 million.

        Comparison of Years Ended December 31, 2000 and December 31, 1999

Revenues

         Revenues were approximately $76.4 million for the year ended December 31, 2000, which represents an increase of 109% when compared with 1999. The increase in revenues was primarily due to iVillage's ability to generate significantly higher sponsorship and advertising revenues during 2000 and the benefit of receiving revenues from Lamaze Publishing and The Newborn Channel for the entire 2000 period. Sponsorship, advertising and other revenues were approximately $69.9 million for the year ended December 31, 2000, compared to approximately $35.0 million for 1999. The increase in sponsorship, advertising and other revenues was primarily due to an increase in the number of impressions sold, an increase in the number of sponsors advertising on iVillage's Web sites during 2000, and from operating Lamaze Publishing and The Newborn Channel for the entire 2000 period. Sponsorship, advertising and other revenues accounted for approximately 92% and 95% of total revenues for the years ended December 31, 2000 and 1999, respectively. Revenues from Lamaze Publishing and The Newborn Channel accounted for approximately 20% and 10% of sponsorship, advertising and other revenues for the years ended December 31, 2000 and 1999, respectively.

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

         Although no one advertiser accounted for greater than 10% of iVillage's total revenues for the years ended December 31, 2000 and 1999, iVillage's five largest advertisers accounted for 23% and 20% of total revenues, respectively.

Operating Expenses

         Editorial, Product Development and Technology

         Editorial, product development and technology expenses consist primarily of payroll and related expenses for the editorial, technology, Web site design and production staffs, the cost of communications, related expenditures necessary to support iVillage's Web sites, software development, technology and support operations, and an allocation of facility expenses, which is based on the number of personnel. Editorial, product development and technology expenses for the year ended December 31, 2000 were approximately $35.3 million, or 46% of total revenues. Editorial, product development and technology expenses were approximately $20.7 million, or 56% of total revenues, for 1999. The increase was primarily due to additional personnel costs related to creating and testing new concepts and tools used throughout iVillage's network of Web sites of approximately $5.0 million and the acquisition of Lamaze Publishing in August 1999, which resulted in an incremental cost of approximately $6.9 million in 2000. Editorial, product development and technology expenses decreased as a percentage of total revenues as a result of the growth in revenues for the year ended December 31, 2000 compared to 1999.

         Sales and Marketing

         Sales and marketing expenses consist primarily of costs related to distribution agreements, payroll and related expenses for sales and marketing personnel, commissions, advertising and other marketing-related expenses, and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the year ended December 31, 2000 were approximately $54.1 million, or 71% of total revenues. Sales and marketing expenses were approximately $63.5 million, or 174% of total revenues, for 1999. The dollar decrease in sales and marketing expenses in 2000 was primarily due to the launch of a national advertising campaign in the third quarter of 1999, which was substantially completed by early 2000, coupled with cost reduction initiatives instituted in the second quarter of 2000 and continued throughout the year, which resulted in a decrease of approximately $21.3 million in advertising expenses, offset primarily by an increase in personnel costs, incremental costs from the acquisition of Lamaze Publishing, allocation of costs associated with iVillage's office space and an increase in consultant costs for corporate communications and sales marketing research of approximately $4.1 million, $2.4 million, $1.7 million and $1.0 million, respectively. Sales and marketing expenses decreased as a percentage of total revenues as a result of the growth in revenues for the year ended December 31, 2000 compared to 1999.

         Included in sales and marketing expenses are barter transactions, which amounted to approximately 7% of total sales and marketing costs during the year ended December 31, 2000, compared to 5% of total sales and marketing costs during 1999.

         General and Administrative

         General and administrative expenses consist primarily of payroll and related expenses and related costs for general corporate overhead, including executive management, finance, allocated facilities, and legal and other professional fees. General and administrative expenses for the year ended December 31, 2000 were approximately $22.6 million, approximately or 30% of total revenues. For 1999, general and administrative expenses were approximately $13.2 million, or 36% of total revenues. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits of approximately $3.6 million, expenses incurred for international endeavors of approximately $1.2 million, allocation of costs associated with iVillage's office space of approximately $0.4 million, and the acquisition of Lamaze Publishing in August 1999, which resulted in an incremental cost of approximately $1.4 million in 2000. General and administrative expenses decreased as a percentage of total revenues as a result of the growth in revenues for the year ended December 31, 2000 compared to 1999.

         Depreciation and Amortization

         Depreciation and amortization expenses for the year ended December 31, 2000 were approximately $37.7 million, or 49% of total revenues. For 1999, depreciation and amortization expenses were approximately $25.7 million, or 70% of total revenues. The dollar increase between 1999 and 2000 was primarily due to a full year of amortization expense resulting from iVillage's acquisitions of Astrology.Net, OnLine Psychological Services, Inc. and Code Stone Technologies, Inc., Lamaze Publishing and Family Point Inc. in 1999. In the third quarter of 2000, iVillage recorded a charge of approximately $98.1 million, or $3.30 per share, for the impairment of goodwill relating to certain 1999 acquisitions. The approximately $98.1 million charge consists of the following: OnLine Psychological Services, Inc. and Code Stone Technologies, Inc. - $17.7 million, Lamaze Publishing - $62.0 million, and Family Point Inc. - $18.4 million. The remaining goodwill from the acquisitions of Astrology.Net and Lamaze Publishing will be fully amortized in February 2002 and August 2009, respectively.

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

Interest Income, Net

         Interest income, net primarily includes interest income from iVillage's cash balances. Interest income, net for the year ended December 31, 2000 was approximately $5.3 million, or 7% of total revenues. For 1999, interest income, net was approximately $4.1 million, or 11% of total revenues. The increase between 1999 and 2000 was due to higher interest rates in 2000 despite slightly lower average net cash and cash equivalents balances in 2000 resulting primarily from the cash received from iVillage's initial public offering of common stock in March 1999, and secondary offering of common stock in October 1999.

Net Loss

         iVillage recorded a net loss of approximately $191.4 million, or $6.45 per share, for the year ended December 31, 2000. For 1999, iVillage recorded a net loss of approximately $116.6 million, or $5.58 per share. The net loss for the year ended December 31, 2000 includes one-time expenses totaling approximately $118.7 million. These one-time expenses consisted of a charge for the impairment of goodwill of approximately $98.1 million in the third quarter of 2000, the write-down of marketable and non-marketable investments of approximately $8.4 million ($0.3 million in the fourth quarter of 2000 and $8.1 million in the second quarter of 2000), the decline of which was considered other than temporary, the write-down of a note receivable of approximately $5.1 million in the third quarter of 2000, and an estimated loss on the sale of iBaby assets of approximately $7.1 million. The net loss for the year ended December 31, 1999 includes a deemed dividend of approximately $23.6 million incurred as a result of the difference between the purchase price of the Series E Convertible Preferred Stock sold to NBC during the first quarter of 1999, and the fair market value on the date of issuance.

                                  Recent Events

Hearst

         In January 2002, iVillage signed contracts to provide production and certain hosting rights for two additional Hearst magazine sites, as well as The Hearst Corporation's corporate Web site. The contracts for the magazine sites have an initial term of six months, and The Hearst Corporation's corporate Web site has an initial term of one year, with automatic renewals unless terminated. The minimum amount of production fees for the initial term of the contracts is approximately $0.3 million.

Promotions.com, Inc.

         On February 11, 2002, iVillage agreed to acquire Promotions.com through an exchange offer and merger transaction. The overall transaction has an approximate aggregate value of $13.3 million. Under the terms of the merger agreement, iVillage will issue an aggregate of approximately $3.5 million in shares of iVillage common stock, as well as approximately $9.8 million in cash, which represents a distribution of all cash less accrued liabilities and other reserves of Promotions.com.

NBC

         On February 22, 2002, iVillage further amended its advertising and promotional agreement with NBC, pursuant to which NBC released iVillage from its obligation to make the remaining $4.6 million in cash payments and to place any additional advertising on NBC, in exchange for the purchase of approximately $1.3 million in telecast spots in February 2002 by iVillage and the forfeiture of iVillage's right to the remaining approximately $4.1 million of prepaid advertising.

Allen & Company

         In March 2002, iVillage entered into a new one-year financial advisory agreement with Allen & Company Incorporated ("Allen & Company") pursuant to which Allen & Company has agreed to act as iVillage's financial advisor with respect to various matters from time to time. iVillage is obligated to pay Allen & Company an initial non-refundable fee of $505,000 in April 2002, which fee shall be credited towards any additional fees payable to Allen & Company for services rendered pursuant to this agreement.

                         Liquidity and Capital Resources

         Financial Reporting Release No. 61, which was recently released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. iVillage currently does not maintain any off-balance sheet arrangements.

         As of December 31, 2001, iVillage had approximately $29.8 million in cash and cash equivalents and approximately $8.5 million of restricted cash. Cash equivalents include money market accounts. The restricted cash includes money held for a letter of credit collateralizing a real estate lease for iVillage's office space. iVillage maintains its cash and cash equivalents in highly rated financial institutions.

         iVillage has sustained net losses and negative cash flows from operations since its inception. iVillage's ability to meet its obligations in the ordinary course of business is dependent upon its ability to achieve profitable operations and/or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. However, iVillage can make no assurance that it will achieve profitable operations or that it will be able to raise adequate financing from other sources. Management believes that iVillage's current funds will be sufficient to enable iVillage to meet its planned expenditures through the next twelve months. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources, if those resources were not available on terms acceptable to iVillage.

         iVillage has and expects to continue to reduce its costs through increased managerial efficiencies and several expense reduction initiatives targeted at certain expenses, including without limitation, reduced advertising, targeted staff reductions and reduced company employee benefit plan costs, as well as other initiatives. In 2001, iVillage paid approximately $9.3 million for severance and related costs for staff reduction and merger-related layoffs.

         Net cash used in operating activities from continuing operations increased to approximately $45.6 million for the year ended December 31, 2001, from approximately $39.4 million for the year ended 2000. The overall increase in net cash used in operating activities from continuing operations resulted primarily from an increase in moneys spent for accounts payable and accrued expenses of approximately $30.4 million, primarily due to liabilities incurred and/or assumed in the Women.com acquisition, offset by a decrease in losses from continuing operations, less adjustments, of approximately $5.0 million and an increase in restricted cash and other assets and accounts receivable of approximately $12.9 million and $5.8 million, respectively. The decreased loss from continuing operations was primarily due to the decrease in sales and marketing and general and administrative expenses resulting from iVillage's expense reduction initiatives and a reduction in amortization expense resulting from the impairment charge recorded in the third quarter of 2000, offset by lower revenues in 2001.

         Net cash provided by investing activities from continuing operations was approximately $4.0 million for the year ended December 31, 2001, and cash used in investing activities from continuing operations was approximately $17.7 million for the year ended December 31, 2000. The overall increase in cash provided by investing activities from continuing operations for the year ended December 31, 2001 to the comparable period in 2000 was primarily from the acquisition of Women.com in the second quarter of 2001, resulting in net cash acquired of approximately $11.0 million and lower fixed asset purchases of approximately $11.5 million.

         Net cash provided by financing activities from continuing operations amounted to approximately $23.1 million for the year ended December 31, 2001, compared to approximately $5.5 million for the year ended December 31, 2000. The overall increase in cash provided by financing activities for the year ended December 31, 2001 to the comparable period in 2000 was primarily due to the purchase of shares of common stock and warrants for $20.0 million by Hearst and other former Women.com stockholders, offset slightly by the costs associated with the issuance of stock and warrants for the Women.com acquisition and rights offering of approximately $1.1 million, and the repurchase of 1,203,446 shares of common stock for approximately $0.5 million.

         As of September 28, 1999, iVillage entered into a financial advisory agreement with Allen & Company pursuant to which Allen & Company acted as iVillage's financial advisor with respect to various matters from time to time. In February 2000, iVillage executed an amendment to the agreement that extended its term to September 28, 2000 and set forth additional fees payable to Allen & Company for up to twelve months after expiration of the agreement upon the occurrence of certain events. During July 2001, iVillage paid Allen & Company a fee of approximately $2.0 million in connection with their services related to the Women.com acquisition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Events."

         In March 2000, iVillage entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which it has consolidated its New York City operations. Pursuant to the terms of the lease, iVillage received approximately $3.8 million in January 2001 and approximately $0.5 million in April 2001, and anticipates receiving an additional approximately $1.0 million for reimbursement of certain construction expenses in 2002. On October 17, 2001, iVillage amended this lease by terminating obligations under the lease regarding 21,111 square feet of the leased premises. The amended lease reduces iVillage's yearly financial commitment by approximately $0.9 million and approximately $13.5 million over the remaining life of the lease. The financial commitment for rent at this facility is approximately $3.7 million for the next twelve months. Additionally, the lease amendment reduces the amount to be reimbursed by the landlord for certain construction expenses from approximately $5.3 million to $5.1 million. In consideration of the early termination of part of the leased space, iVillage incurred fees of approximately $1.3 million. Concurrently, with the signing of this lease amendment, the letter of credit securing the real estate lease, which is classified as "Restricted cash" on the consolidated balance sheet, was reduced to approximately $8.5 million. In December 2001, iVillage entered into a five-year sublease agreement pursuant to which iVillage subleased to an unrelated third party 14,630 square feet of the leased premises located at 500-512 Seventh Avenue for approximately $0.6 million annually. iVillage incurred fees of approximately $0.2 million in connection with the sublease.

         In February 2001, iVillage amended its advertising and promotional agreement with NBC to provide for an extension of time during which iVillage must purchase its advertising or promotional spots on the NBC network. The revised terms required iVillage to purchase approximately $11.6 million of advertising or promotional spots between January 30, 2001 and December 31, 2002, with $3.0 million of such spots being telecast during 2001 and the remaining approximately $8.6 million during 2002. During 2001, iVillage purchased approximately $1.6 million of advertising or promotional spots. As of December 31, 2001, included in the caption "Other current assets" in the consolidated balance sheet is approximately $5.4 million for advertising or promotional spots to be broadcast during 2002. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Events."

         In March 2001, iVillage purchased an additional 30.1% of Cooperative Beauty Ventures, L.L.C. from Unilever for $1.5 million, thereby increasing its ownership to 80.1%. The agreement revised iVillage's funding obligation and provides that iVillage will fund the ongoing business and operations of this venture, not to exceed $7.0 million, and terminates Unilever's funding obligation. As of December 31, 2001, iVillage has contributed approximately $1.9 million to the venture.

         Unilever can exercise a "put" option to require iVillage to purchase Unilever's remaining ownership interest in the venture for fair market value at any time after September 30, 2002, or at any earlier time if the venture permits any person to use the "Substance" mark other than in connection with the venture's business or the venture fails to use the "Substance" mark in connection with its business from and after May 1, 2001. At any time on or after September 30, 2002, iVillage can exercise a "call" option to require Unilever to sell its remaining interest in the venture to iVillage for fair market value; provided, however, that Unilever can exercise a "call" option superior to iVillage's "call" option to purchase a portion of iVillage's interest in the venture for fair market value, up to a limit of 50% of the venture's ownership. In addition, at any time on or after September 30, 2002, Unilever can exercise a "call" option to purchase a portion of iVillage's membership interest in the venture for fair market value, up to a limit of 50% of the venture's ownership. As a result of the purchase transaction described above, iVillage gained operational control of the venture and the venture was consolidated within iVillage's financial statements beginning in March 2001.

         In addition, iVillage amended its February 2000 advertising agreement with Unilever. The amendment increased Unilever's advertising purchase commitment to $14.5 million from $12.0 million. Through December 31, 2001, iVillage earned approximately $8.5 million under the advertising agreement and approximately $6.0 million of the advertising purchase commitment remains from January 1, 2002 through March 31, 2003.

         In April 2001, iVillage amended its previous agreement with Candice Carpenter, iVillage's former chief executive officer, to provide that Ms. Carpenter would resign as a member of iVillage's Board of Directors but would remain an iVillage employee available for special projects at the request of iVillage's Chief Executive Officer and Board of Directors through December 31, 2002. Ms. Carpenter received a one-time lump sum cash payment of $1,327,900 (less an interest payment of $27,900 on her promissory note to iVillage) in lieu of the salary, bonus and other payments set forth in her October 2000 agreement with iVillage, and will receive a monthly salary of approximately $3,758 in 2001 and $3,190 in 2002 (each less set-offs for future interest payments on her promissory note). The amendment also provided that Ms. Carpenter would surrender 333,334 iVillage stock options with an exercise price of $24.00 per share and 75,000 iVillage stock options with an exercise price of $17.17 per share.

         On June 18, 2001, iVillage acquired all of the outstanding stock of Women.com, the operator of a leading women's online destination. The aggregate purchase price was approximately $33.1 million consisting of approximately $3.2 million in cash (inclusive of closing costs) and 15,519,838 shares of iVillage common stock. The difference between the purchase price and the fair value of the acquired net assets of Women.com of approximately $21.0 million has been recorded as goodwill and is being amortized over the period of expected benefit, which is estimated to be three years.

         On June 18, 2001, Hearst purchased 9,171,343 shares of iVillage common stock and a warrant to purchase 2,065,695 shares of iVillage common stock for an aggregate purchase price of approximately $19.7 million pursuant to an amended and restated securities purchase agreement.

         Pursuant to a rights offering to each former Women.com stockholder as of April 16, 2001, other than Hearst, subsequent to June 15, 2001, the day the rights offering was completed, iVillage issued 152,657 shares of iVillage common stock and warrants to purchase an additional 34,305 shares of iVillage common stock for an aggregate purchase price of approximately $0.3 million.

         Pursuant to an amended and restated magazine content license and hosting agreement with Hearst, Hearst has committed to purchase from iVillage between $15.0 million and $21.0 million of production and advertising services over a three-year period. This agreement also provides for revenue sharing between Hearst and iVillage with respect to advertising revenues obtained by iVillage from the Hearst magazine Web sites and iVillage's other Web sites containing substantial Hearst content. This revenue-sharing arrangement requires that iVillage pay Hearst a royalty payment, based on net advertising revenues, of at least $3.9 million during the three-year term of the agreement. This amount would be reduced on a pro rata basis if Hearst fails to expend a minimum of $5.0 million in production fees in the second and third years of the agreement. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events".

         On July 16, 2001, iVillage acquired control of PAG, operator of BWN, for a purchase price of approximately $0.6 million. The difference between the purchase price and the fair value of the acquired net assets of PAG and BWN of approximately $1.9 million has been recorded as goodwill.

         In September 2001, iVillage surrendered the New York office space assumed in the Women.com acquisition back to the landlord. The lease had a remaining financial commitment of $11.1 million and expired in December 2009. In consideration of the termination of the lease, iVillage forfeited its right to the security deposit securing the lease, approximately $1.4 million, to the landlord, which is reflected in the purchase accounting.

         On September 15, 2001, iVillage's Lamaze Publishing subsidiary amended its sublease located at 9 Old Kings Highway, Darien, Connecticut, by terminating obligations regarding 3,319 square feet of its subleased premises. The amended sublease reduces iVillage's yearly financial commitment by approximately $0.1 million and approximately $0.4 million over the remaining life of the sublease. In consideration of the early termination of part of the subleased space, iVillage incurred fees of approximately $0.1 million.

         On September 20, 2001, iVillage announced its intention to acquire, in open market transactions, up to 2,000,000 shares of its common stock, subject to and in compliance with the provisions and limitations of Rule 10b-18 of the Exchange Act. During September 2001, iVillage repurchased an aggregate of 167,859 shares of its common stock, using general corporate funds, at prevailing market prices for a cumulative cost of approximately $0.1 million. All repurchased shares are currently held as treasury stock.

         On October 1, 2001, in a privately-negotiated transaction, iVillage purchased approximately one million shares of its common stock from Capital Guardian Trust Company, and iVillage's Chairman and Chief Executive Officer and certain other officers and directors purchased in aggregate approximately 750,000 additional shares from Capital Guardian, all at a market discount. The cost of the buyback to iVillage was approximately $0.4 million.

         On December 14, 2001, Women.com terminated its interactive services agreement with AOL, which had a remaining financial commitment of approximately $2.1 million. In consideration of the early termination of the agreement, Women.com incurred fees of $0.7 million.

         Concurrent with the termination of Women.com's agreement with AOL, in December 2001, iVillage entered into an advertising agreement with AOL pursuant to which AOL delivered a guaranteed amount of impressions during the period from December 2001 through January 2002. In consideration of these services, iVillage paid AOL $0.7 million.

         iVillage leases office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under noncancelable operating leases as of December 31, 2001 for the next five years:

                      Year Ending December 31,     (in thousands)
                      ------------------------     --------------
                           2002                        $ 6,188
                           2003                          4,607
                           2004                          4,158
                           2005                          4,067
                           2006                          3,977
                                                       -------
                                                       $22,997
                                                       =======

         iVillage's capital requirements depend on numerous factors, including:


         o  market acceptance of its services;

         o the amount of resources iVillage devotes to investments in the iVillage network, including entering into joint ventures with and/or the acquisition of other entities;

         o  the resources iVillage devotes to marketing; and

         o the resources iVillage devotes to selling its services and brand promotions.

                        Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets ".

         SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Effective January 1, 2002, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Goodwill will be subject to an annual impairment test, including a transitional impairment test required upon adoption, which must be performed in the year ending December 31, 2002.

         iVillage is still in the process of reallocating previously identifiable intangible assets that do not meet the criteria of SFAS 141 into goodwill and evaluating the useful lives of its remaining identifiable intangible assets. However, iVillage currently estimates that unaudited pro forma net loss attributable to common stockholders and the respective basic and diluted net loss per share would have been approximately $37.4 million and $0.87, respectively, for the year ended December 31, 2001 had the provisions of the new standards been applied this year. iVillage is in the process of completing the transitional impairment assessment of goodwill.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this project, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. iVillage has not yet evaluated the expected impact of the adoption of SFAS 143 on its financial condition, cash flows and results of operations and will adopt SFAS 143 in fiscal 2003.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. iVillage does not expect the adoption of SFAS 144 to have a material impact on iVillage's results of operations or financial position.

   Risk Factors That May Affect Results of Operations and Financial Condition

Risks Relating to the Offer and Proposed Merger with Promotions.com

The market price of iVillage common stock may decline after completion of the Offer and the Merger.

         The market price of iVillage common stock may decline after completion of the Offer and the Merger if:

         o the integration of the business and operations of Promotions.com is unsuccessful or takes longer than anticipated;

         o the effect of the Merger on iVillage's financial results is not consistent with the expectations of securities analysts or investors;

         o iVillage does not achieve the perceived benefits of the Merger as rapidly as, or to the extent, anticipated by securities analysts or investors; or

         o following the Merger, significant stockholders of iVillage decide to dispose of their shares because the results of the Merger are not consistent with their expectations.

         iVillage's stock price has been volatile and you should expect it to continue to fluctuate.

In attempting to integrate the business and technology of Promotions.com, iVillage will incur significant costs which may harm its business.

         iVillage expects to incur costs and commit significant management time integrating Promotions.com's operations, technology, Web sites, products, customers and personnel. These costs may be substantial and may include costs for:

         o integration of operations, including combining teams and processes in various functional areas;

         o  reorganization or closure of operations and/or facilities;

         o  integration of technology, Web sites and products;

         o fees and expenses of professionals and consultants involved in completing the integration process; and

         o  potential existing liabilities of Promotions.com.

         Successful integration of Promotions.com's operations, technology, Web sites, products, customers and personnel will place a significant burden on the management and internal resources of iVillage. The diversion of the attention of management and any difficulties encountered in the transition and integration process could have a material adverse effect on the iVillage's future business, financial condition and results of operations.

If iVillage does not successfully integrate the business and operations of Promotions.com, iVillage's financial results and its ability to achieve profitability will be adversely affected.

         Upon the consummation of the Merger, iVillage will commence the integration of Promotions.com's operations, technology, Web sites, products, customers and personnel. iVillage will strive to maintain the companies' relationships with key customers. Integration efforts may be difficult and unpredictable because of possible cultural conflicts and different opinions on strategic plans, personnel and other decisions. iVillage does not know whether it will be successful in these integration efforts and it cannot assure you that it will be able to integrate the business and operations of Promotions.com in a timely and efficient manner. If iVillage cannot successfully integrate Promotions.com's operations, technology, Web sites, products, customers and personnel and maintain its and Promotions.com's relationships with key customers, the business, financial condition and results of operations of iVillage may be seriously harmed.

Failure to complete the Merger could negatively affect the business of iVillage and the market price of iVillage common stock.

         If the Merger is not completed for any reason, iVillage will be subject to a number of risks that may affect its business and common stock price, including:

         o iVillage could be required to pay Promotions.com a $250,000 termination fee;

         o the market price of shares of iVillage common stock may decline to the extent that the current market price of those shares reflects a market assumption that the Merger will be completed;

         o costs related to the Merger, such as legal and accounting fees, must be paid even if the Merger is not completed;

         o the benefits that iVillage expects to realize from the Merger would not be realized; and

         o the diversion of management attention from the day-to-day business of iVillage and the unavoidable disruption to its employees and its relationships with customers and joint venturers during the period before consummation of the Merger, may make it difficult for iVillage to regain its market position if the Merger does not occur.

iVillage may incur liability under lawsuits currently pending against Promotions.com.

         Promotions.com is currently engaged in a number of civil litigation matters, including a lawsuit brought by E.piphany, Inc. ("E.piphany"). E.piphany is a software company that was engaged by Promotions.com in February 2000 to provide an e-mail management software solution. The lawsuit brought by E.piphany alleges, among other claims, breach of contract as a result of nonpayment by Promotions.com. The lawsuit seeks approximately $689,000 in damages. If the Merger is completed, iVillage may incur liability arising from this and other lawsuits pending against Promotions.com. iVillage intends to vigorously defend against these lawsuits, and believes that Promotions.com has several meritorious defenses and, in some instances, counterclaims. Litigation is, however, never certain. If the defenses are not successful, iVillage may be forced to make material payments to these plaintiffs and these payments, if not fully covered by insurance carriers or Promotions.com's existing litigation reserves, could harm iVillage's business, financial condition and results of operations. Even if these claims are not successful, the litigation could result in material costs to iVillage and could divert management's time and attention away from business operations.

Risks Relating to Current and Future Operations

iVillage may face difficulties encountered in the new and rapidly evolving markets in which it operates.

         iVillage faces many of the risks and difficulties frequently encountered in new and rapidly evolving markets, including the Internet advertising market. These risks and difficulties include iVillage's ability to:

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

         iVillage has not achieved profitability and iVillage expects to continue to incur operating losses for the foreseeable future. iVillage incurred net losses attributable to common stockholders of $48.5 million for the year ended December 31, 2001, $191.4 million for the year ended December 31, 2000 and $116.6 million for the year ended December 31, 1999. As of December 31, 2001, iVillage's accumulated deficit was $432.8 million.

         iVillage will need to generate significant revenues to achieve and maintain profitability. iVillage cannot make any assurances that it will achieve sufficient revenues for profitability. Even if iVillage does achieve profitability, iVillage cannot make any assurances that it will be able to sustain or increase profitability on a quarterly or annual basis. If revenues grow slower than iVillage anticipates, or if operating expenses exceed iVillage's expectations or cannot be adjusted accordingly, its business, financial condition and results of operations will be materially adversely affected. Because iVillage's strategy includes acquisitions of, and joint ventures with, other businesses, acquisition and joint venture expenses and any cash used to make these acquisitions and joint ventures will reduce its available cash.

iVillage's quarterly revenues and operating results are not indicative of future performance, are difficult to forecast and have been and are likely to continue to fluctuate.

         iVillage does not believe that period-to-period comparisons of its operating results are necessarily meaningful nor should they be relied upon as reliable indicators of future performance, thus making it difficult to forecast quarterly revenues and results of operations. In addition, iVillage's operating results are likely to fluctuate significantly from quarter to quarter as a result of several factors, many of which are outside iVillage's control, and any of which could materially harm iVillage's business. These factors include:

         o fluctuations in the demand for Internet advertising or electronic commerce;

         o bankruptcies or other payment defaults of Internet or other companies that are a source of advertising revenues;

         o volatility in the Internet market and the high number of Internet companies decreasing their marketing budgets;

         o  changes in the level of traffic on its network; and

         o fluctuations in marketing expenses and technology infrastructure costs.

         iVillage's revenues for the foreseeable future will remain dependent on user traffic levels and advertising activity on its Web sites. Future revenues are difficult to forecast. iVillage may be unable to adjust spending quickly enough to offset any unexpected reduction in revenues in a particular quarter, which may materially and adversely affect its business, financial condition and results of operations.

         In one or more future quarters, iVillage's results of operations may fall below the expectations of securities analysts and investors. If iVillage's results of operations fall below expectations, the trading price of its common stock would likely be materially adversely affected. In addition, if the revenues of iVillage in any particular quarter are lower than anticipated, iVillage may be unable to reduce spending in that quarter. If iVillage has a shortfall in revenues in relation to its expenses, then iVillage's business, financial condition and results of operations would be materially adversely affected.

iVillage may need to raise additional capital and its prospects for obtaining additional financing are uncertain.

         iVillage currently anticipates that its existing cash and cash equivalents will be sufficient to meet its anticipated capital expenditures and working capital requirements for at least the next 12 months. The amount of cash and cash equivalents that will be available to iVillage on consummation of the Merger cannot be accurately predicted, however, and depends on many factors, including the amount of revenues received and expenses incurred by each company during the period prior to the date on which the Merger is completed. Accordingly, iVillage may need to raise additional funds in the future to fund its operations. iVillage can make no assurances that additional financing will be available to iVillage on acceptable terms, or at all. In particular, unless the market price of iVillage's common stock increases dramatically, it is unlikely that iVillage will be able to raise funds through a public offering of its common stock. If adequate funds are not available or are not available on acceptable terms, iVillage would have to scale back its business and its business and financial condition would be harmed, or it may be forced to cease its operations entirely.

The downturn in the economy has raised uncertainties concerning iVillage's business prospects.

         The national economy has recently experienced a slowdown. As a result, many of iVillage's customers have experienced difficulty in maintaining their current operations and implementing their business plans. Many of these customers have reduced their spending on iVillage's products and services, and/or may not be able to discharge their current payables and other obligations to iVillage. The non-payment or late payment of amounts due to iVillage from a significant customer, or the non-payment or late payment by multiple customers which, in the aggregate, are substantial would materially adversely affect iVillage's business, financial condition and results of operations.

As of December 31, 2001, Hearst owned approximately 30.2% of the outstanding shares of iVillage common stock and had three representatives on the iVillage Board of Directors; therefore, Hearst is able to significantly influence iVillage's corporate direction and policies.

         As of December 31, 2001, Hearst owned approximately 30.2% of the outstanding shares of iVillage's common stock, assuming that all of the shares of Women.com Networks, Inc. held by former Women.com stockholders had been exchanged for shares of iVillage common stock, in which case there would have been 53,352,208 shares of iVillage common stock outstanding. In addition, Hearst holds a warrant entitling it to purchase 2,065,695 shares of iVillage's common stock.

         Pursuant to an amended and restated stockholder agreement entered into between Hearst and iVillage on June 20, 2001, iVillage appointed three representatives of Hearst to its board of directors, with one Hearst designee appointed to each class of director. The amended and restated stockholder agreement provides that the number of Hearst representatives is subject to reduction if Hearst's ownership of iVillage common stock falls below certain threshold levels. There is also a Hearst representative on each of iVillage's nominating and compensation committees.

         Hearst's board representation and stock ownership allows Hearst to significantly influence iVillage's corporate direction and policies, including any mergers, acquisitions, consolidations, strategic relationships or sales of assets. This board representation and stock ownership may also discourage or prevent transactions involving an actual or potential change of control, including transactions in which iVillage stockholders would otherwise receive a premium for their shares. In addition, the interests of Hearst, which owns or has significant investments in other businesses, including cable television networks, newspapers, magazines and electronic media, may from time to time be competitive with, or otherwise diverge from, iVillage's interests, particularly with respect to new business opportunities and future acquisitions.

         Although Hearst is required to vote all shares that it holds in excess of 25% (subject to adjustment) of iVillage's outstanding voting securities in accordance with the recommendation of iVillage's Board of Directors, Hearst may effectively control certain stockholder actions, including approving changes to iVillage's Certificate of Incorporation or Bylaws and adopting or changing equity incentive plans. Hearst's effective control over stockholder actions may also determine the outcome of any merger, consolidation, sale of all or substantially all of iVillage's assets or other form of change of control that iVillage might consider.

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

         If Internet usage continues to grow significantly, Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, Internet service providers and Web sites have experienced interruptions in their services as a result of the bankruptcies of Internet service and infrastructure providers, outages and other delays occurring throughout the Internet network infrastructure. If these service interruptions frequently occur in the future, Internet usage, including the usage of iVillage's Web sites, could grow more slowly or decline.

The market for Internet advertising is still developing. If the Internet fails to gain further acceptance as a medium for advertising, iVillage would have slower revenue growth than expected and would incur greater than expected losses.

         iVillage expects to continue to derive a substantial portion of its revenues from sponsorships and advertising for the foreseeable future, as demand and market acceptance for Internet advertising continues to develop. Accordingly, iVillage's business depends on market acceptance of the Internet as a medium for advertising. Although iVillage derives a portion of its revenues from fees for Internet content and services, consumer reluctance to subscribe to or pay for Internet content and services may limit iVillage's ability to supplement Internet advertising as a substantial source of revenue in the foreseeable future.

         Although there are currently several standards to measure the effectiveness of Internet advertising, the industry has had difficulty convincing potential advertisers that Internet advertising is a significant advertising medium. Advertisers and advertising agencies that have historically relied on traditional forms of advertising may be reluctant or slow to adopt online advertising. In addition, advertisers and advertising agencies that use the Internet as an advertising medium may find online advertising to be less effective for promoting their products and services than traditional advertising media, including television, radio and print. Advertisers and advertising agencies that have invested substantial resources in traditional methods of advertising may also be reluctant to reallocate their resources to online advertising. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising. The market for online advertising also depends on the overall growth and acceptance of electronic commerce. If the markets for online advertising and electronic commerce fail to develop or develop more slowly than iVillage expects, or if it is unable to adapt to new forms of Internet advertising, iVillage would have slower than expected revenue growth and would incur greater than expected losses, and its business and financial condition would be harmed.

         Furthermore, different pricing models are used to sell advertising on the Internet and it is difficult to predict which, if any, of the models will emerge as the industry standard. This makes it difficult to project iVillage's future advertising rates and revenues.

iVillage has a small number of customers and the loss of a number of these customers could adversely affect its business, financial condition and results of operations.

         iVillage depends on a limited number of customers for a significant portion of its revenues. For the years ended December 31, 2001 and 2000, revenues from iVillage's five largest customers accounted for approximately 37% and 23% of its total revenues, respectively. Unilever accounted for approximately 12% of iVillage's total revenues for the year ended December 31, 2001 and no one customer accounted for greater than 10% of iVillage's total revenues for the year ended December 31, 2000. At December 31, 2001, Hearst, a related party, and Unilever accounted for approximately 14% and 10% of iVillage's net accounts receivable, respectively, and, at December 31, 2000, Ford Motor Media accounted for approximately 11% of iVillage's net accounts receivable. iVillage anticipates that its results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. In addition, iVillage's largest customers have in the past varied over time, and iVillage anticipates that they will continue to do so in the future. Consequently, the loss of even a small number of iVillage's largest customers at any one time may adversely affect iVillage's business, financial condition and results of operations, unless iVillage is able to enter into a sufficient number of new comparable contracts.

iVillage may be unable to respond to the rapid technological change in its industry.

         iVillage's market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The recent growth of the Internet and intense competition in iVillage's industry exacerbates these market characteristics. To achieve its goals, iVillage needs to effectively integrate the various software programs and tools required to enhance and improve its product offerings and manage its business. For example, iVillage's failure to promptly or adequately implement the World Wide Web Consortium's Platform for Privacy Preferences, or P3P, standards could result in reduced user traffic to iVillage's Web sites or regulatory and/or legal claims if iVillage's P3P policy does not conform to iVillage's written privacy policy posted on its Web sites. iVillage's future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its services. iVillage may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, iVillage's new enhancements must meet the requirements of iVillage's current and prospective users and must achieve significant market acceptance. iVillage also could incur substantial costs if it needs to modify its services or infrastructures to adapt to these changes.

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

         During the sales cycle, iVillage may expend funds and management resources and yet not obtain sponsorship or advertising revenues. Accordingly, iVillage's results of operations for a particular period may be adversely affected if sales to advertisers or sponsors forecasted in a particular period are delayed or do not otherwise occur.

iVillage relies on third parties to adequately measure the demographics of its user base and delivery of advertisements on iVillage's Web sites. iVillage's business would be harmed if these third parties fail to provide these services to iVillage.

         It is important to iVillage's advertisers that iVillage accurately measure the demographics of its user base and the delivery of advertisements on iVillage's Web sites. iVillage depends on third parties to provide many of these measurement services. If these third parties are unable or unwilling to provide these services to iVillage in the future, iVillage would need to perform them or obtain them from another provider. This could cause iVillage to incur additional costs or cause interruptions in its business until these services are replaced. Companies may choose to not advertise on iVillage's Web sites or may pay less for advertising if they perceive iVillage's demographic measurements are not reliable. Either of these events could adversely affect iVillage's business.

iVillage has historically relied on third parties to drive traffic to iVillage's Web sites and generate page views, and iVillage's business, financial condition and results of operations could be harmed by the recent expiration or termination of certain agreements.

         Historically, AOL has accounted for a significant portion of iVillage's online traffic based on the delivery to iVillage of a guaranteed number of impressions. iVillage's primary agreement with AOL expired on December 31, 2001, Women.com terminated its agreement with AOL in December 2001 and iVillage's agreement with AOL related to Astrology content expires in June 2002. Although iVillage is currently negotiating an extension of its primary agreement with AOL or, alternatively, a new AOL agreement, there is no assurance that iVillage will be able to enter into an acceptable agreement with AOL or that AOL will not discontinue carrying iVillage's content. AOL is not prohibited from carrying online sites or developing and providing content that competes with iVillage's Web sites, and AOL currently carries competing Web sites. As a result of the expiration or termination of iVillage's agreements with AOL, or if AOL decides to discontinue carrying iVillage content, traffic to iVillage's Web sites may decline and iVillage's business, financial condition and results of operations could be materially adversely affected.

iVillage may not be able to deliver various services if third parties fail to provide reliable software, systems and related services to iVillage.

         iVillage depends on various third parties for software, systems and related services. For example, iVillage relies on Doubleclick Inc.'s software for the placement of advertisements, Trellix Corporation for personal space home pages and Mail2World, Inc. for e-mail. Several of the third parties which provide software and services to iVillage have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, iVillage's ability to deliver various services to its users may be adversely affected by the failure of these third parties to provide reliable software, systems and related services to iVillage. If iVillage is unable to deliver the services that its users expect, its business, financial condition and results of operations could be materially adversely affected.

iVillage's principal investors' investments in its competitors may result in conflicts of interest that could be adverse to iVillage.

         iVillage's principal investors, such as AOL Time Warner, Rho Capital Partners, Inc. and Hearst, may have conflicts of interests by virtue of investments in other companies that may compete with iVillage. These investments may result in a conflict of interest for iVillage's principal investors or result in the diversion of attractive business opportunities from iVillage's principal investors to another company. iVillage is unable to determine all of the competing investments held by these principal investors. In addition, iVillage does not have the ability to constrain the investment activity of any of its principal investors and therefore cannot predict the extent of any future investments in businesses that are competitive with iVillage.

Restrictions on iVillage's ability to enter into sponsorship, advertising or other business relationships with Hearst's competitors may adversely affect iVillage's business.

         In connection with iVillage's merger with Women.com in June 2001, iVillage entered into a magazine content license and hosting agreement with Hearst. That agreement restricts iVillage's ability to enter into relationships with competitors of Hearst and those restrictions may prevent iVillage from expanding its network and enhancing its content and the visibility of iVillage's brand, and may cause iVillage to forego potential advertising revenues from competitors of Hearst. Specifically, the agreement provides that iVillage may not, without Hearst's consent:

         o enter into any agreement to include in iVillage's network any Web sites for magazines that compete with Hearst magazines;

         o display on the magazine Web sites any advertising or other promotional materials from magazines that compete with Hearst magazines; or

         o display on an iVillage Web page the brands, logos, trademarks or proprietary content of both Hearst and a Hearst competitor.

iVillage's business could be affected by future terrorist attacks.

         Although neither the terrorist attacks on the World Trade Center in September 2001 nor the late 2001 bio-terrorist attacks on various organizations have had a material adverse effect on iVillage's business, operations or financial condition, iVillage cannot assure you that future terrorist attacks in the United States, and particularly in New York City where iVillage's headquarters are located, or the response of the U.S. government to the recent or any future terrorist actions, would not negatively affect iVillage through further disruption of the economy or financial markets, or otherwise. The proximity of iVillage's headquarters to certain possible terrorist targets in New York City could also, in the event of future terrorist attacks, result in damage to or destruction of iVillage's headquarters as well as the permanent or temporary loss of key personnel. iVillage has not yet fully developed a disaster recovery plan and iVillage cannot guarantee that iVillage's insurance coverage would adequately reimburse iVillage for any damages suffered as a result of a terrorist attack.

iVillage may not be able to expand its business through acquisitions and joint ventures if iVillage is unable to compete successfully for acquisition candidates and/or joint venture partners and, even if iVillage is successful in this regard, iVillage's operations may be adversely affected as a result of an acquisition or joint venture.

         iVillage's business strategy includes growth through business combinations, acquisitions and joint ventures. iVillage's business could be harmed if it is unable to implement this business strategy. iVillage's ability to implement this business strategy depends in large part on iVillage's ability to compete successfully with other entities for acquisition candidates and joint venture partners. Factors affecting iVillage's ability to compete successfully in this regard include:

         o iVillage's financial condition relative to the financial condition of its competitors; and

         o the attractiveness of iVillage's common stock as potential consideration for entering into these types of transactions as compared to the common stock of other entities competing for these opportunities.

         Many of the entities with which iVillage competes for acquisition candidates and joint venture partners have greater financial resources than those of iVillage. In addition, iVillage's acquisition program has been materially adversely affected by the substantial decline in the market price of iVillage's common stock. If, despite these factors, iVillage is successful in entering into additional business combinations, acquisitions and joint ventures, iVillage's business, financial condition and results of operations could be materially and adversely affected if iVillage is unable to integrate the operations of the acquired companies or joint ventures. iVillage's ability to integrate the operation of the acquired companies or joint ventures will depend, in part, on iVillage's ability to overcome or address:

         o the difficulties of assimilating the operations and personnel of the acquired companies and the potential disruption of iVillage's ongoing business as a result of these assimilation efforts;

         o the difficulties of establishing a new joint venture, including the need to attract and retain qualified personnel and the need to attract customers and advertisers;

         o the need to incorporate successfully the acquired or shared technology or content and rights into iVillage's products and media properties;

         o the difficulties of maintaining uniform standards, controls, procedures and policies; and

         o the potential impairment of relationships with employees and customers as a result of any integration of new management personnel or reduction of personnel.

         In addition, effecting acquisitions could require use of a significant amount of iVillage's available cash. Furthermore, iVillage may have to issue equity or equity-linked securities to pay for future acquisitions, and any of these issuances could be dilutive to existing and future stockholders. In addition, acquisitions and investments may have negative effects on iVillage's reported results of operations due to acquisition-related charges, amortization of acquired technology and other intangibles, and/or potential liabilities associated with the acquired businesses or joint ventures. Any of these acquisition-related risks or costs could harm iVillage's business, financial condition and results of operations.

There is intense competition among Internet-based businesses and publishing companies focused on women, and this competition could result in price reductions, reduced margins or loss of market share.

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

         o  e-commerce companies such as Amazon.com, Inc.; and

         o publishers and distributors of traditional media, such as television, radio and print.

         Increased competition could result in price reductions, reduced margins or loss of market share, any of which could adversely affect iVillage's business, financial condition and results of operations.

         Lamaze Publishing's magazines directly compete with publishers of pre- and post-natal publications such as Gruner and Jahr, Primedia and AOL Time Warner. These publishers have substantially greater marketing, research and financial resources than Lamaze Publishing. Increased competition may result in less advertising in Lamaze Publishing's magazines and a decline in Lamaze Publishing's advertising rates, which could adversely affect its business, financial condition and results of operations.

iVillage's business would be harmed if iVillage's systems fail or experience a slowdown.

         Substantially all of iVillage's communications hardware and some of its other computer hardware operations are located at Exodus Communications' facilities in New Jersey and Verio's facilities in California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. System failures may adversely affect iVillage's user traffic, which could adversely affect its revenues and operating results and harm its reputation with users, advertisers and commerce partners. Computer viruses, electronic break-ins or other similar disruptive problems, such as those historically experienced by several leading Web sites, could also adversely affect iVillage's Web sites.

         iVillage's insurance policies may not adequately compensate it for any losses that may occur due to any failures or interruptions in its systems. iVillage does not presently have any secondary "off-site" systems or a formal disaster recovery plan. In addition, Exodus Communications recently filed for bankruptcy protection and iVillage cannot assure you that Exodus Communications will be able to continue to provide sufficient services for iVillage or that iVillage will be able to engage a satisfactory alternative service provider.

         iVillage's Web sites must accommodate a high volume of traffic and deliver frequently updated information. iVillage's Web sites have in the past experienced slower response times or decreased traffic for a variety of reasons. These occurrences have not had a material effect on iVillage's business. These types of occurrences in the future could cause users to perceive iVillage's Web sites as not functioning properly and therefore cause them to use another Web site or other methods to obtain information.

         In addition, iVillage's users depend on Internet service providers, online service providers and other Web site operators for access to iVillage's Web sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to iVillage's systems.

iVillage may incur liability for the information iVillage publishes or the products and services iVillage has sold.

         iVillage's business, financial condition and results of operations could be materially and adversely affected if iVillage were to become liable for damage claims based on information published by it or products and services sold by it. For example, iVillage has been in the past, and may be in the future, subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information iVillage publishes on its Web sites. These types of claims have been brought, sometimes successfully, against providers of Internet services in the past. In addition, iVillage could be subjected to claims based upon the content that is accessible from iVillage's Web sites through links to other Web sites or through content and materials that may be posted by members in chat rooms or bulletin boards.

         In addition, through iVillage.com, Women.com, Lamaze Publishing and iVillage Integrated Properties, Inc., iVillage distributes publications and broadcasts over its Web sites and The Newborn Channel information and advice regarding healthcare, childbirth, infant care and financial and tax issues. iVillage may be exposed to liability claims in connection with this information.

         iVillage also offers e-mail services through a third-party vendor, which may subject iVillage to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service.

         Consumers may also sue iVillage if any of the products or services that it sells are found to be defective, fail to perform properly or injure the user. iVillage may also face potential liability in connection with the sale of products and services by its e-commerce and other partners.

         iVillage's insurance, which covers commercial general liability, may not adequately protect iVillage against these claims. Liability claims could require iVillage to spend significant time and money in litigation and to pay significant damages. As a result, liability claims, whether or not successful, could seriously damage iVillage's reputation and iVillage's business. iVillage may also be forced to implement expensive measures to alter the way iVillage's services are provided to avoid potential liability.

Possible infringement by third parties of iVillage's intellectual property rights, or claims of intellectual property infringement asserted against iVillage, could harm iVillage's business.

         iVillage cannot be certain that the steps it has taken to protect its intellectual property rights will be adequate or that third parties will not infringe or misappropriate iVillage's proprietary rights. Enforcing iVillage's intellectual property rights could entail significant expense and could prove difficult or impossible. Any infringement or misappropriation by third parties could have a material adverse effect on iVillage's future financial results.

         Furthermore, iVillage has invested resources in acquiring domain names for existing and potential future use. iVillage cannot guarantee that iVillage will be entitled to use these domain names under applicable trademark and similar laws or that other desired domain names will be available.

         Although iVillage believes that its technologies do not infringe upon the intellectual property rights of others, third parties have in the past asserted, and could assert in the future, claims of patent, trademark or copyright infringement or misappropriation of creative ideas or formats against iVillage with respect to iVillage's use of domain names, iVillage's content, Web page formats, Web business methods or any third-party content it carries. iVillage expects that participants in iVillage's markets will continue to be subject to infringement claims. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention, require iVillage to enter into costly royalty or licensing arrangements or prevent iVillage from using important technologies, ideas or formats, any of which could materially harm iVillage's business, financial condition or results of operations.

iVillage may face potential liability for its privacy practices.

         Growing public concern about privacy and the collection, distribution and use of information about individuals may subject iVillage to increased regulatory scrutiny and/or litigation. If iVillage is accused of violating the stated terms of iVillage's privacy policy, iVillage may be forced to expend significant amounts of monetary and human resources to defend against these accusations. iVillage also may be required to make changes to its present and planned products or services. These consequences, together with any resulting liability for iVillage's privacy practices, could have a material adverse effect on iVillage's business, financial condition and results of operations.

iVillage may be liable if third parties misappropriate iVillage's users' personal information.

          If third parties were able to penetrate iVillage's network security or otherwise misappropriate its users' personal information or credit card information, iVillage could be subject to liability arising from claims related to, among other things, unauthorized purchases with credit card information, impersonation or other similar fraud claims or other misuse of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. iVillage could incur additional expenses if new regulations regarding the use of personal information are introduced or if iVillage's privacy practices are investigated.

Consumer protection privacy regulations could impair iVillage's ability to obtain information about its users, which could result in decreased advertising revenues.

         If iVillage becomes unable to collect personal data from a sufficient number of the users of its network, iVillage may lose significant advertising revenues. iVillage asks its members and users to "opt-in" to receive special offers and other direct marketing opportunities from iVillage, its advertisers and partners. iVillage's network also requests and obtains personal data from users who register to become members of the network. Registration as a member is required in order for users to have full access to the services offered by iVillage's network. Personal data gathered from members is used to tailor content to them and is provided, on an aggregate basis, to advertisers to assist them in targeting their advertising campaigns to particular demographic groups. The attractiveness of iVillage's network to current or prospective advertisers depends in part on iVillage's ability to provide user data to support this tailoring capability. Privacy concerns may cause users to resist providing this personal data, however. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of iVillage's use of personal data. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Economic Community, have adopted legislation or regulations containing these notification requirements.

         iVillage's network also uses cookies to track user behavior and preferences. A cookie is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, but is generally removable by the user. Information gathered from cookies are used by iVillage to tailor content to users of iVillage's network and may also be provided to advertisers on an aggregate basis. In addition, advertisers may themselves use cookies to track user behavior and preferences. Germany has imposed laws limiting the use of cookies, and a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. If these laws are passed, it may become more difficult for iVillage to tailor content to its users, making iVillage's network less attractive to users. Similarly, the unavailability of cookies may restrict the use of tailored advertising, making iVillage's network less attractive to advertisers and causing iVillage to lose significant advertising revenues.

Government regulation and legal uncertainties could add additional costs to doing business on the Internet.

         There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future that address issues such as user privacy, pricing and taxation, content, copyrights, distribution, antitrust matters and the characteristics and quality of products and services, however. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, obscenity, libel and personal privacy are applicable to the Internet or the application of laws and regulations from jurisdictions whose laws do not currently apply to iVillage's business. Any new laws or regulations relating to the Internet could adversely affect iVillage's business.

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

iVillage's operation of Lamaze Publishing and The Newborn Channel poses a number of risks that could materially adversely affect iVillage's business strategy.

         There are a number of risks in operating Lamaze Publishing and The Newborn Channel, which are primarily non-Internet businesses, including:

         o  the competitiveness of the media and publishing industry;

         o iVillage's limited experience in operating a multi-media publishing company;

         o iVillage's ability to identify and predict trends in a timely manner that may impact consumer tastes in baby-related information in Lamaze Publishing's publications and on The Newborn Channel;

         o iVillage's ability to continue to sell advertising and sponsorships on its Web sites and in Lamaze Publishing's magazines, videos and Web site, and on The Newborn Channel;

         o iVillage's ability to continue to commercialize and protect the Lamaze mark; and

         o  iVillage's ability to maintain and market the Lamaze.com Web site.

         iVillage's inability to perform the functions required for the operation of Lamaze Publishing and The Newborn Channel in an efficient and timely manner could result in a disruption of operations of Lamaze Publishing and The Newborn Channel that could have a material adverse effect on iVillage's business strategy.

Satellite transmissions over The Newborn Channel may be interrupted.

         Through iVillage Integrated Properties, iVillage operates The Newborn Channel, a satellite television network broadcast in over 1,100 hospitals in the United States. There is a risk that the satellite from which the transmission is sent may malfunction, interrupting The Newborn Channel's broadcasts. In the event this occurs, there may be a period of time before The Newborn Channel can transmit to and from another satellite. Any interruption in iVillage's ability to transmit The Newborn Channel could have an adverse effect on its business. In addition, extreme adverse weather or third parties could damage or disable receivers and transmitters on the ground and hinder transmissions.

If iVillage fails to attract and retain key personnel, iVillage's business would be materially adversely affected.

         iVillage's future success depends to a significant extent on the continued services of iVillage's senior management and other key personnel, particularly Douglas W. McCormick, iVillage's Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. McCormick would likely harm iVillage's business. iVillage currently does not maintain "key person" life insurance for any of iVillage's senior management.

         iVillage may be unable to retain its key employees or attract, assimilate or retain other highly qualified employees in the future. iVillage has from time to time experienced, and expects to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of its relatively low common stock price. As a result, iVillage has in the past and may in the future incur increased salaries and benefits. If iVillage does not succeed in attracting new personnel or retaining and motivating its current personnel, iVillage's business will be materially adversely affected.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

         None.


Item 8.  Consolidated Financial Statements and Supplementary Data.

         The financial statements required by Item 8 are included in this Form 10-K beginning on Page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         With the exception of the information included below regarding certain of iVillage's executive officers, the information required herein will be reported in iVillage's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which will be filed with the SEC on or before April 30, 2002, and is incorporated herein by reference.

                    Executive Officers Who Are Not Directors

         Nancy R. Alpert, age 48, has been Senior Vice President, Corporate Development since October 2000. From 1994 to 2000, Ms. Alpert served as Senior Vice President, Business and Legal Affairs at Lifetime Television, a joint venture of The Hearst Corporation and The Walt Disney Company. From 1992 to 1994, Ms. Alpert was Deputy General Counsel at Liz Claiborne, Inc., and from 1987 to 1992, Ms. Alpert served as Vice President and Deputy General Counsel at Telemundo Group, Inc., a U.S. Spanish-language broadcast television network. Ms. Alpert received a J.D. from the UCLA School of Law and a B.A. from Brandeis University.

         Vanessa Benfield, age 34, has been Senior Vice President, Sales since October 2001. From May 2001 to October 2001, Ms. Benfield served as Vice President, National Sales at GetMusic, Universal Music Group's online music and media network. Ms. Benfield was Vice President, Sales of Universal Music's FarmClub.com unit, an online record label, from its inception in February 2000 to May 2001. From April 1996 to February 2000, Ms. Benfield was Manager, Eastern Region Advertising Sales at Comedy Central and, from June 1993 to April 1996, she was an Account Executive and then Manager, Eastern Region Advertising Sales at E! Entertainment Television. Prior to June 1993, Ms. Benfield served as Manager of National Sales, Northeast Region at the Cable Television Advertising Bureau, a National Broadcast Buyer at Saatchi & Saatchi, and a Network Negotiator at J. Walter Thompson, all located in New York. Ms. Benfield received a B.A. from Clemson University.

         Richard Caccappolo, age 36, has been Senior Vice President, iVillage Solutions since November 2001. From September 2000 to November 2001, Mr. Caccappolo served as Chief Technology Officer and Senior Vice President of Product Development and, from March 1999 to September 2000, as Chief Technology Officer. From January 1998 to March 1999, Mr. Caccappolo served as the Chief Technology Officer of Kodak Polychrome Graphics, a supplier of products and services to graphics arts industries. From October 1994 to December 1997, Mr. Caccappolo served as Sun Chemicals' Director, Information Systems - Europe. Mr. Caccappolo received an M.B.A. from New York University, Leonard N. Stern School of Business and a B.S. from Cornell University.

         Steven A. Elkes, age 40, has been Executive Vice President, Operations and Business Affairs since July 2000 and Secretary since October 1999. From April 1999 to July 2000, Mr. Elkes was Senior Vice President, Business Affairs. From August 1996 to April 1999, Mr. Elkes was Vice President, Business Affairs. From August 1993 to August 1996, Mr. Elkes was Vice President Credit/Structured Finance at CNA Insurance Company. From August 1991 to August 1993, Mr. Elkes served as Assistant Vice President at CNA Insurance Company. Mr. Elkes received an M.B.A. from Baruch College and a B.A. from Grinnell College.

         Scott Levine, age 37, has been Chief Financial Officer since January 2001. From September 2000 until January 2001, Mr. Levine was Senior Vice President, Finance and interim Chief Financial Officer. From February 1999 to September 2000, Mr. Levine was Vice President, Controller and Chief Accounting Officer. From July 1998 to February 1999, Mr. Levine was Controller for FundTech Ltd., a financial software company. From April 1997 to July 1998, Mr. Levine was the Controller of AmeriCash, Inc., an operator of a network of automated teller and electronic commerce machines. From 1993 to 1997, Mr. Levine was employed by Coopers & Lybrand L.L.P. Mr. Levine is a Certified Public Accountant and received an M.B.A. from Baruch College and a B.A. from State University of New York, Buffalo.

         Jane Tollinger, age 59, has been Senior Vice President, Operations and Business Affairs since September 2000 and from June 2000 to September 2000 served as Vice President, Business Affairs. From June 1999 to June 2000, Ms. Tollinger served on several advisory boards. From September 1993 through June 1999, Ms. Tollinger served as Executive Vice President of Lifetime Television Network. Prior to September 1993, Ms. Tollinger held various management positions at Lifetime Television Network. Prior to joining Lifetime Television Network, Ms. Tollinger was an attorney with Columbia Pictures and previous to that was an associate with the Coudert Brothers law firm. Ms. Tollinger received a J.D. from Columbia Law School, an M.A. from Harvard University and a B.A. from Beloit College.


Item 11.  Executive Compensation.

         The information required herein will be reported in iVillage's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which will be filed with the SEC on or before April 30, 2002, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information required herein will be reported in iVillage's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which will be filed with the SEC on or before April 30, 2002, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         The information required herein will be reported in iVillage's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which will be filed with the SEC on or before April 30, 2002, and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Documents filed as a part of this Report:

      1. The following consolidated financial statements are included in Item 8 of this Report:

                                                                                                Page Number in
                                                                                                 this Report
                                                                                                --------------
             Report of Independent Accountants ......................................                  F-2

             Consolidated Balance Sheets as of December 31, 2001 and 2000............                  F-3

             Consolidated Statements of Operations for the years ended
             December 31, 2001, 2000 and 1999........................................                  F-4

             Consolidated Statements of Stockholders' Equity for the years ended
             December 31, 2001, 2000 and 1999........................................                  F-5

             Consolidated Statements of Cash Flows for the years ended December 31,
             2001, 2000 and 1999.....................................................                  F-6

             Notes to Consolidated Financial Statements..............................                  F-7


      2. Financial Statement Schedules:

                                                                                               Page Number in
                                                                                                 this Report
                                                                                               --------------
             Schedule I - Valuation and Qualifying Accounts...........................               S-1


         All other schedules to the consolidated financial statements for which provision is made in the accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.        Exhibits:


       Exhibit
       Number                           Description
       ------                           -----------

         2.1 Agreement and Plan of Merger, dated as of February 11, 2002, by and among the Registrant, Virgil Acquisition Corp. and Promotions.com, Inc. (attached as Annex A-1 to the prospectus filed as part of Registration Statement File No. 333-84532).

         2.2 Amendment No. 1 to Agreement and Plan of Merger, dated as of March 13, 2002, by and among the Registrant, Virgil Acquisition Corp. and Promotions.com, Inc. (attached as Annex A-2 to the prospectus filed as part of Registration Statement File No. 333-84532).

         2.3 Berg Stockholder Agreement, dated as of February 11, 2002, by and among the Registrant, Virgil Acquisition Corp. and Ian J. Berg (incorporated by reference from Exhibit 3 to the Registrant's Statement on Schedule 13D filed February 21,
                  2002).

         2.4 Stockholder Agreement, dated as of February 11, 2002, by and among the Registrant, Virgil Acquisition Corp. and The Travelers Insurance Company (incorporated by reference from
                  Exhibit 4 to the Registrant's Statement on Schedule 13D filed February 21, 2002).

         2.5 Stockholder Agreement, dated as of February 11, 2002, by and among the Registrant, Virgil Acquisition Corp. and Steven Krein (incorporated by reference from Exhibit 5 to the Registrant's Statement on Schedule 13D filed February 21,
                  2002).

         2.6 Stockholder Agreement, dated as of February 11, 2002, by and among the Registrant, Virgil Acquisition Corp. and Daniel J. Feldman (incorporated by reference from Exhibit 6 to the Registrant's Statement on Schedule 13D filed February 21,
                  2002).

         3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2001, File No. 000-25469).

         3.2 By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2001, File No. 000-25469).

         4.1 Form of Registrant's common stock certificate (incorporated by reference from Exhibit 4.1 to Registration Statement File No. 333-68749).

         10.1 Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference from Exhibit 10.1 to Registration Statement File No. 333-68749).

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

        Exhibit
        Number                           Description
        ------                           -----------


         10.5 1999 Director Option Plan of the Registrant (incorporated by reference from Exhibit 10.5 to Registration Statement File No. 333-85437).

         10.6 1999 Employee Stock Purchase Plan of the Registrant (incorporated by reference from Exhibit 10.6 to Registration Statement File No. 333-85437).

         10.7 1999 Acquisition Stock Option Plan of the Registrant (incorporated by reference from Exhibit 10.7 to Registration Statement File No. 333-85437).

         10.8 Amended and Restated 1999 Non-Qualified Stock Option Plan of the Registrant, as amended by Amendment Number 2 (incorporated by reference from Exhibit 10.8 to Registration Statement File No. 333-84532).

         10.9 2001 Non-Qualified Stock Option Plan of the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2001, File No. 000-25469).

         10.10 Letter Agreement, dated November 11, 1998, between the National Broadcasting Company, Inc. ( "NBC ") and the Registrant (incorporated by reference from Exhibit 10.14 to Registration Statement File No. 333-68749).

         10.11 Amended Letter Agreement, dated as of March 9, 1999, between the Registrant and NBC (incorporated by reference from Exhibit
                  10.27 to Registration Statement File No. 333-68749).

         10.12 Amendment, dated February 1, 2001, to Letter Agreement dated March 9, 1999 between NBC and the Registrant (incorporated by reference from Exhibit 10.18 to Registration Statement File No. 333-56150).

         10.13 Amendment to Letter Agreement, dated February 22, 2002, between NBC and the Registrant (incorporated by reference from Exhibit 10.13 to Registration Statement File No. 333-84532).

         10.14 Second Addendum to Interactive Services Agreement, dated February 20, 2000, between the Registrant and America Online, Inc. (incorporated by reference from Exhibit 10.10.1 to Registration Statement File No. 333-56150).

         10.15 Form of Non-Competition, Non-Disclosure and Assignment of Inventions Agreement dated September 9, 1995, and Amendment dated May 6, 1996, between the Registrant and Nancy Evans (incorporated by reference from Exhibit 10.18 to Registration Statement File No. 333-68749).

         10.16 Note and Warrant Purchase Agreement dated as of February 27, 1997, as amended on April 29, 1997, among the Registrant, America Online, Inc., Tribune Company, KPCB VII and KPCB Zaibatsu II, including Form of Warrant (incorporated by reference from Exhibit 10.22 to Registration Statement File No. 333-68749).

        Exhibit
        Number                           Description
        ------                           -----------


         10.17 License Agreement, dated as of September 3, 1999, by and between PlanetRx.com, Inc. and the Registrant (incorporated by reference from Exhibit 10.39 to Registration Statement File No. 333-85437).

         10.18 Lease, dated March 14, 2000, between 500-512 Seventh Avenue Limited Partnership and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the period ended March 31, 2000, File No. 000-25469).

         10.19 First Amendment to Lease, dated as of June 7, 2000, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference from Exhibit 10.3 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469).

         10.20 Second Amendment to Lease, dated January 10, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference from Exhibit 10.28 to Registration Statement File No. 333-56150).

         10.21 Third Amendment to Lease, dated October 17, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference from Exhibit 10.2 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2001, File No. 000-25469).

         10.22 Fourth Amendment to Lease, dated December 3, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference from Exhibit 10.22 to Registration Statement File No. 333-84532).

         10.23 License Agreement, dated as of September 8, 2000, among Lamaze International, Inc., Lamaze Publishing Company and the Registrant (incorporated by reference from Exhibit 10.2 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469).

         10.24 Employment Agreement, dated November 29, 2000, between Douglas McCormick and the Registrant (incorporated by reference from Exhibit 10.31 to Registration Statement File No. 333-56150).

         10.25 Amended and Restated Securities Purchase Agreement, dated as of February 22, 2001, between the Registrant and Hearst Communications, Inc. (incorporated by reference from Exhibit
                  10.32 to Registration Statement File No. 333-56150).

         10.26 Amended and Restated Stockholder Agreement, dated as of June 20, 2001, between the Registrant and Hearst Communications, Inc. (incorporated by reference from Exhibit 10.26 to Registration Statement File No. 333-84532).

         10.27 Amended and Restated Magazine Content License and Hosting Agreement, dated January 29, 2001, between Hearst. Communications, Inc. and Women.com Networks, Inc. (incorporated by reference from Exhibit 10.27 to Registration Statement File No. 333-84532).

         10.28 Amendment Number 2 to Amended and Restated Magazine Content License and Hosting Agreement (incorporated by reference from Exhibit 10.35 to Registration Statement File No. 333-56150).

         Exhibit
         Number                         Description
         ------                         -----------

         10.29 Promissory Note, dated June 5, 1998, in the amount of $500,000 between Candice Carpenter and the Registrant (incorporated by reference from Exhibit 10.23 to Registration Statement File No. 333-68749).

         10.30 Amendment No. 1 to Promissory Note, dated as of April 1, 2001, between Candice Carpenter and the Registrant (incorporated by reference from Exhibit 10.22.1 to Registrant's Form 10-K Annual Report for the period ended December 31, 2000, File No. 000-25469).

         10.31 Letter Agreement, dated as of October 5, 2000, between the Registrant and Candice Carpenter (incorporated by reference from Exhibit 10.34 to Registration Statement File No. 333-56150).

         10.32 Amendment to Letter Agreement, dated as of April 1, 2001, between the Registrant and Candice Carpenter (incorporated by reference from Exhibit 10.35.1 to Registrant's Form 10-K Annual Report for the period ended December 31, 2000, File No. 000-25469).

         10.33 Amendment No. 2 to Letter Agreement, dated as of April 6, 2001, between the Registrant and Candice Carpenter (incorporated by reference from Exhibit 10.41.1 to Registration Statement File No. 333-56150).

         21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to Registration Statement File No. 333-84532).

         23.1     Consent of PricewaterhouseCoopers LLP.

(b)  Reports on Form 8-K:

           Reports on Form 8-K were filed on October 25, 2001, November 14, 2001, and December 7, 2001, each reporting under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       iVillage Inc.

                                       (Registrant)

Date:  March 27, 2002                  By: /s/ Douglas W. McCormick
                                           -------------------------
                                           Douglas W. McCormick
                                           Chairman and Chief Executive Officer


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


Signature                                   Capacity                                       Date
---------                                   --------                                       ----

 /s/ Douglas W.  McCormick                  Chairman and Chief Executive Officer           March 27, 2002
---------------------------                 (Principal Executive Officer)
Douglas W.  McCormick

 /s/ Scott Levine                           Chief Financial Officer                        March 27, 2002
---------------------------                 (Principal Financial and Accounting Officer)
Scott Levine

 /s James Asher                             Director                                       March 27, 2002
---------------------------
James Asher

 /s/ Cathleen Black                         Director                                       March 27, 2002
---------------------------
Cathleen Black

 /s/ Nancy Evans                            Director                                       March 27, 2002
---------------------------
Nancy Evans

 /s/ John T. Healy                          Director                                       March 27, 2002
---------------------------
John T.  Healy

 /s/ Habib Kairouz                          Director                                       March 27, 2002
---------------------------
Habib Kairouz

 /s Lennert J. Leader                       Director                                       March 27, 2002
---------------------------
Lennert J.  Leader

/s/ Edward T. Reilly                        Director                                       March 27, 2002
---------------------------
Edward T. Reilly

 /s/ Daniel Schulman                        Director                                       March 27, 2002
---------------------------
Daniel Schulman

 /s/ Alfred Sikes                           Director                                       March 27, 2002
---------------------------
Alfred Sikes

                         iVILLAGE INC. AND SUBSIDIARIES

                   INDEX OF CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

         The following consolidated financial statements of iVillage Inc. are included in Item 8:

Report of Independent Accountants ........................................   F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000 .............   F-3

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000 and 1999..........................................   F-4

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2001, 2000 and 1999....................................   F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999..........................................   F-6

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of iVillage Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 on page 59 present fairly, in all material respects, the financial position of iVillage Inc. and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 on page 59 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                             /s/ PricewaterhouseCoopers LLP


New York, New York
January 31, 2002
Except for Note 12 as to which the
date is February 22, 2002
                         iVILLAGE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                               December 31,
                                                           ---------------------
                                                             2001         2000
                                                           ---------   ---------
                         ASSETS
Current assets:
  Cash and cash equivalents............................    $  29,831   $  48,963
  Accounts receivable, less allowance for doubtful
   accounts of $2,286 and $1,007, respectively.........        6,722       7,864
  Other current assets.................................       13,668       9,700
                                                           ---------   ---------
    Total current assets ..............................       50,221      66,527
Restricted cash .......................................        8,474       9,250
Fixed assets, net .....................................       21,465      20,057
Goodwill and other intangible assets, net .............       51,903      36,432
Other assets ..........................................          324         137
Non-current assets of discontinued operations .........           --          56
                                                           ---------   ---------
    Total assets ......................................    $ 132,387   $ 132,459
                                                           =========   =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses................    $  16,070   $  18,695
  Deferred revenue.....................................        2,734       6,337
  Deferred rent........................................          348         361
  Net current liabilities of discontinued operations...          103         882
                                                           ---------   ---------
    Total current liabilities .........................       19,255      26,275
Deferred rent, net of current portion .................        4,273       4,818
                                                           ---------   ---------
    Total liabilities .................................       23,528      31,093
Minority interest .....................................          102          --
Commitments and contingencies
Stockholders' equity:
Preferred stock--par value $.01, 5,000,000 shares
  authorized, no shares issued and outstanding at
  December 31, 2001 and 2000, respectively.............           --          --
Common stock--par value $.01, 200,000,000 and
  65,000,000 shares authorized at December 31, 2001 and
  2000, respectively; 53,812,285 and 29,706,770 shares
  issued at December 31, 2001 and 2000, respectively;
  52,608,839 and 29,706,770 shares outstanding at
  December 31, 2001 and 2000, respectively.............          538         297
Additional paid-in capital ............................      544,006     495,758
Accumulated deficit ...................................     (432,781)   (384,316)
Treasury stock at cost (1,203,446 shares) .............         (502)         --
Stockholders' notes receivable ........................       (1,982)     (7,148)
Unearned compensation and deferred advertising ........         (522)     (3,225)
                                                           ---------   ---------
    Total stockholders' equity ........................      108,757     101,366
                                                           ---------   ---------
    Total liabilities and stockholders' equity ........    $ 132,387   $ 132,459
                                                           =========   =========




The accompanying notes are an integral part of these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                                                       Year Ended December 31,
                                                                                                  ---------------------------------
                                                                                                    2001        2000         1999
                                                                                                  --------    ---------   ---------
Revenue.......................................................................................    $ 60,041    $  76,352   $  36,576
Operating expenses:
  Editorial, product development and technology...............................................      33,500       35,327      20,652
  Sales and marketing.........................................................................      30,211       46,711      46,061
  Sales and marketing--NBC/Hearst expenses....................................................       5,967        7,387      17,465
  General and administrative..................................................................      17,702       22,634      13,164
  Depreciation and amortization...............................................................      23,529       37,681      25,720
  Impairment of goodwill......................................................................          --       98,056          --
                                                                                                  --------    ---------   ---------
    Total operating expenses..................................................................     110,909      247,796     123,062
                                                                                                  --------    ---------   ---------
Loss from operations..........................................................................     (50,868)    (171,444)    (86,486)
  Interest income, net........................................................................       2,285        5,261       4,085
  Other (expense) income, net.................................................................         (43)         595         271
  Write-down of note receivable and investments...............................................        (104)     (13,496)         --
  Loss from unconsolidated joint venture......................................................        (127)        (422)         --
  Gain on sale of assets......................................................................         385           --          --
                                                                                                  --------    ---------   ---------
Net loss before minority interest.............................................................     (48,472)    (179,506)    (82,130)
Minority interest.............................................................................           7           --          --
                                                                                                  --------    ---------   ---------
Net loss from continuing operations...........................................................     (48,465)    (179,506)    (82,130)
Discontinued operations                                                                                 --      (11,922)    (10,871)
                                                                                                  --------    ---------   ---------
Net loss......................................................................................    $(48,465)   $(191,428)  $ (93,001)
                                                                                                  --------    ---------   ---------
Preferred stock deemed dividend...............................................................          --           --     (23,612)
                                                                                                  --------    ---------   ---------
Net loss attributable to common stockholders..................................................    $(48,465)   $(191,428)  $(116,613)
                                                                                                  ========    =========   =========
Basic and diluted net loss per share from continuing operations...............................    $  (1.13)   $   (6.05)  $   (3.93)
                                                                                                  ========    =========   =========
Basic and diluted net loss per share from discontinuing operations............................    $     --    $   (0.40)  $   (0.52)
                                                                                                  ========    =========   =========
Basic and diluted net loss per share attributable to common stockholders......................    $  (1.13)   $   (6.45)  $   (5.58)
                                                                                                  ========    =========   =========
Weighted average shares of common stock outstanding used in computing basic and diluted net
  loss per share..............................................................................      42,807       29,683      20,901
                                                                                                  ========    =========   =========




The accompanying notes are an integral part of these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                              Convertible
                                            Preferred Stock
                                              Series A-E             Common Stock       Additional    Treasury   Stockholders'
                                          --------------------    -------------------     Paid in     Stock at       Notes
                                            Shares      Amount     Shares      Amount     Capital       Cost       Receivable
                                            ------      ------     ------      ------     -------       ----       ----------
Balance at January 1, 1999 ...........    43,702,139     $ 22     2,113,385     $ 21     $112,849      $  --        $   (565)
Conversion of preferred stock ........   (43,702,139)     (22)   14,785,205      148         (126)
 Issuance of common stock in
  connection with initial public
  offering, net ......................                            4,197,500       42       91,347
 Issuance of common stock in
  connection with secondary public
  offering, net ......................                            2,700,000       27       70,783
 Issuance of common stock in
  connection with business
  acquisitions .......................                            3,883,649       39      172,886
 Issuance of common stock and
  warrants to NBC ....................                            1,629,677       16       19,965                    (15,498)
 Issuance of common stock in
  connection with the exercise of
  stock options and warrants .........                              282,362        3          965
 Issuance of stock options to
  employees, consultants and
  directors ..........................                                                      2,618
 Preferred stock deemed dividend .....                                                     23,612
 Amortization of unearned
  compensation and deferred
  advertising costs ..................
 Repayment of stockholder notes
  receivable .........................                                                                                 3,875
 Net loss ............................
                                         -----------     ----    ----------     ----     --------      -----        --------
Balance at December 31, 1999 .........            --       --    29,591,778      296      494,899         --         (12,188)
 Additional costs in connection with
  secondary public offering ..........                                                       (451)
 Issuance of common stock in
  connection with the exercise of
  stock options ......................                              114,992        1          897
 Extension of stock option life ......                                                        413
 Notes receivable due from
  stockholders in connection with
  exercise of options ................                                                                                  (166)
 Amortization of unearned
  compensation and deferred
  advertising costs ..................
 Repayment of stockholders' notes
  receivable .........................                                                                                 5,206
 Net loss ............................
                                         -----------     ----    ----------     ----     --------      -----        --------
Balance at December 31, 2000 .........            --       --    29,706,770      297      495,758         --          (7,148)
 Issuance of common stock in
  connection with business
  acquisition, net ...................                           14,776,469      148       28,339
 Issuance of common stock in
  connection with rights offering,
  net ................................                            9,324,000       93       19,907
 Issuance of common stock in
  connection with the exercise of
  stock options ......................                                5,046                     2
 Repurchase of common stock ..........                           (1,203,446)                            (502)
 Amortization of unearned
  compensation and deferred
  advertising costs ..................
 Repayment of stockholder notes
  receivable .........................                                                                                 5,166
 Net loss ............................
                                         -----------     ----    ----------     ----     --------      -----        --------
Balance at December 31, 2001 .........            --     $ --    52,608,839     $538     $544,006      $(502)       $ (1,982)
                                         ===========     ====    ==========     ====     ========      =====        ========


                                           Unearned
                                         Compensation
                                         and Deferred
                                          Advertising    Accumulated
                                             Cost          Deficit       Total
                                             ----          -------       -----
Balance at January 1, 1999 ...........      $(4,030)      $ (76,275)   $  32,022
Conversion of preferred stock ........                                        --
 Issuance of common stock in
  connection with initial public
  offering, net ......................                                    91,389
 Issuance of common stock in
  connection with secondary public
  offering, net ......................                                    70,810
 Issuance of common stock in
  connection with business
  acquisitions .......................                                   172,925
 Issuance of common stock and
  warrants to NBC ....................       (4,483)                          --
 Issuance of common stock in
  connection with the exercise of
  stock options and warrants .........                                       968
 Issuance of stock options to
  employees, consultants and
  directors ..........................       (2,618)                          --
 Preferred stock deemed dividend .....                      (23,612)          --
 Amortization of unearned
  compensation and deferred
  advertising costs ..................        4.862                        4,862
 Repayment of stockholder notes
  receivable .........................                                     3,875
 Net loss ............................                      (93,001)     (93,001)
                                            -------       ---------    ---------
Balance at December 31, 1999 .........       (6,269)       (192,888)     283,850
 Additional costs in connection with
  secondary public offering ..........                                      (451)
 Issuance of common stock in
  connection with the exercise of
  stock options ......................                                       898
 Extension of stock option life ......                                       413
 Notes receivable due from
  stockholders in connection with
  exercise of options ................                                      (166)
 Amortization of unearned
  compensation and deferred
  advertising costs ..................        3,044                        3,044
 Repayment of stockholders' notes
  receivable .........................                                     5,206
 Net loss ............................                     (191,428)    (191,428)
                                            -------       ---------    ---------
Balance at December 31, 2000 .........       (3,225)       (384,316)     101,366
 Issuance of common stock in
  connection with business
  acquisition, net ...................                                    28,487
 Issuance of common stock in
  connection with rights offering,
  net ................................                                    20,000
 Issuance of common stock in
  connection with the exercise of
  stock options ......................                                         2
 Repurchase of common stock ..........                                      (502)
 Amortization of unearned
  compensation and deferred
  advertising costs ..................        2,703                        2,703
 Repayment of stockholder notes
  receivable .........................                                     5,166
 Net loss ............................                      (48,465)     (48,465)
                                            -------       ---------    ---------
Balance at December 31, 2001 .........      $  (522)      $(432,781)   $ 108,757
                                            =======       =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                                        Year Ended December 31,
                                                                                                   --------------------------------
                                                                                                     2001        2000        1999
                                                                                                   --------    ---------   --------
Cash flows from operating activities:
  Net loss.....................................................................................    $(48,465)   $(191,428)  $(93,001)
Adjustments to reconcile net loss to net cash used in operating activities:
  Bad debt expense.............................................................................          --          277        500
  Depreciation and amortization................................................................      23,529       37,681     25,720
  Expense recognized in connection with issuance of warrants and stock options.................       2,703        3,457      4,862
  Write-down of note receivable and investments................................................         104       13,496         --
  Deferred rent................................................................................        (357)        (170)        --
  Gain on sale of assets.......................................................................        (385)          --         --
  Print advertising expense....................................................................       1,765           --         --
  Loss from unconsolidated joint venture.......................................................         127          422         --
  Minority interest............................................................................          (7)          --         --
  Loss from discontinued operations............................................................          --       11,922     10,871
  Impairment of goodwill.......................................................................          --       98,056         --
Changes in operating assets and liabilities:
  Accounts receivable..........................................................................       3,921       (1,521)    (3,393)
  Restricted cash and other assets.............................................................       3,314       (9,633)    (2,979)
  Accounts payable and accrued expenses........................................................     (26,021)       4,396       (635)
  Deferred revenue.............................................................................      (5,788)      (6,345)     9,583
  Other liabilities............................................................................          --           --       (157)
                                                                                                   --------    ---------   --------
    Net cash used in operating activities of continuing operations.............................     (45,560)     (39,390)   (48,629)
                                                                                                   --------    ---------   --------
Cash flows from investing activities:
  Purchase of fixed assets.....................................................................      (5,254)     (16,745)    (3,922)
  Acquisitions of businesses and Web sites, net of cash acquired...............................       9,578           --    (21,475)
  Investment in Cooperative Beauty Ventures, L.L.C.............................................        (300)          --         --
  Investment in marketable and non-marketable securities.......................................          --       (1,000)    (7,500)
                                                                                                   --------    ---------   --------
Net cash provided by (used in) investing activities of continuing operations ..................       4,024      (17,745)   (32,897)
                                                                                                   --------    ---------   --------
Cash flows from financing activities:
  Proceeds (payments) from issuance of common stock, net.......................................      18,910         (451)   162,199
  Principal payments on stockholders' notes receivable.........................................       5,166        5,206      3,875
  Proceeds from exercise of stock options......................................................           2          730        968
  Principal payments on long term debt and capital leases......................................        (449)          --       (136)
  Repurchase of common stock...................................................................        (502)          --         --
                                                                                                   --------    ---------   --------
    Net cash provided by financing activities of continuing operations.........................      23,127        5,485    166,906
                                                                                                   --------    ---------   --------
Cash used in discontinued operations...........................................................        (723)      (5,397)   (10,195)
Net (decrease) increase in cash for the period.................................................     (19,132)     (57,047)    75,185
Cash and cash equivalents, beginning of period.................................................      48,963      106,010     30,825
                                                                                                   --------    ---------   --------
Cash and cash equivalents, end of period.......................................................    $ 29,831    $  48,963   $106,010
                                                                                                   ========    =========   ========
Cash paid during the period for interest.......................................................    $     32    $      78   $     25
                                                                                                   ========    =========   ========
Cash paid during the period for taxes..........................................................    $    572    $     295   $    110
                                                                                                   ========    =========   ========


Supplemental disclosure of non-cash investing and financing activities:
During 1999, in connection with the Company's IPO, all preferred stock was converted into common stock (see Notes 1 and 10).
During 1999, iVillage acquired several companies and a Web site domain name through the issuance of stock (see Note 6).
During 2001, iVillage acquired Women.com Networks, Inc. through the issuance of stock (see Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Organization and Basis of Presentation

   iVillage Inc. ("iVillage" or the "Company") was incorporated in the State of Delaware on June 8, 1995 and commenced operations on July 1, 1995. iVillage is a leading women's media company and the number one source for women's information online. iVillage includes iVillage.com, Women.com, Business
Women's Network ("BWN"), Lamaze Publishing, The Newborn Channel, iVillage Solutions and Astrology.com. iVillage.com is a leading online women's destination providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising-supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network in over 1,100 hospitals nationwide. BWN offers one of the most extensive databases of women's organizations and Web sites in the nation to subscribing companies and members.

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

   The Company is subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend the Company's online service brands, the nonacceptance or rejection of the Company's services by Web consumers, vendors, sponsors and/or advertisers and the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event the Company does not successfully implement its business plan, certain assets may not be recoverable.

Note 2 -- Significant Accounting Policies and Procedures

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated.

 Revenue Recognition

   To date, the Company's revenues have been derived primarily from the sale of sponsorship and advertising contracts.

   Sponsorship revenues are derived principally from contracts ranging from one to three years. Sponsorships are designed to support the customer's broad marketing objectives, including brand promotion, awareness, product introductions and online research. Sponsorship agreements typically include the delivery of impressions on iVillage's Web sites and occasionally the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a
                         iVILLAGE INC. AND SUBSIDIARIES

Web page, which may include banner advertisements, links, buttons, or other text or images. As part of certain sponsorship agreements, sponsors who also sell products may provide the Company with a commission on sales of their products generated through iVillage's Web sites. To date, these amounts have not been significant.

   Advertising revenues are derived principally from short-term advertising contracts in which the Company typically guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Sponsorship and advertising revenues are recognized ratably over the period in which the advertisement is displayed, provided that the Company has no continuing obligations and collection of the receivable is reasonably assured, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, iVillage defers recognition of the corresponding revenues until the guaranteed impressions are achieved. Sponsorship and advertising revenues were approximately 80%, 92% and 95% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

   Included in sponsorship and advertising revenues are revenues from advertising placements in Lamaze Publishing's publications, videos and Web site and satellite broadcasts on The Newborn Channel. In addition, revenues are generated through a sampling and coupon program, which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant mothers. Revenues from Lamaze Publishing and The Newborn Channel accounted for approximately 26%, 20% and 10% of sponsorship and advertising revenues for the years ended December 31, 2001, 2000 and 1999 respectively.

   Sponsorship and advertising revenues also include barter revenues, which represent exchanges by the Company of advertising space on the Company's Web sites for reciprocal advertising space or traffic on other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon the Company's recent practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are recognized at the value of advertisements received when the Company's advertisements are displayed on the reciprocal Web sites or properties, which is typically in the same period as when advertisements are displayed on iVillage.com and its affiliated properties, and are included as part of sales and marketing expenses. Revenues from barter transactions were approximately $2.8 million, $3.6 million and $3.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

   iVillage Solutions is a business unit within iVillage that provides production and back-end provisioning for customers in need of these services. The Company recognizes revenues from production services based upon actual hours worked at its negotiated hourly rates and/or fixed fees stipulated in contracts.

   BWN is one of the most comprehensive sources of information and program linkage to the women's market around the world and offers one of the most extensive databases of women's organizations and Web sites in the nation to subscribing companies and members. Revenues from BWN are generated primarily through subscription-based programs that convey current best practices for women and diversity issues in the workplace. The Company recognizes revenue from these subscriptions ratably over the term of the contract.

   Revenues from the e-commerce portion of Astrology.com consist of the sale of astrological charts and other related products to visitors to the Astrology.com Web site. The Company recognizes revenues from Astrology.com product sales, net of any discounts, when products are shipped to customers and the collection of the receivable is reasonably assured.

   The Company received fees from the licensing of portions of its content in connection with the PlanetRx.com, Inc. ("PlanetRx.com") relationship. These fees are recognized on a straight-line basis over the life of the contract, which ends in the first quarter of 2002.

                         iVILLAGE INC. AND SUBSIDIARIES

   In 2001, 2000 and 1999, revenues from the Company's five largest customers accounted for approximately 37%, 23% and 20% of total revenues, respectively. In 2001, one customer, Unilever PLC (including its affiliates, "Unilever"), accounted for 12% of total revenues, and in 2000 and 1999, no one customer accounted for more than 10% of total revenues. At December 31, 2001, Hearst Communications, Inc. (including its affiliates, "Hearst"), a related party, and Unilever accounted for 14% and 10% of the net accounts receivable, respectively. At December 31, 2000, Ford Motor Media accounted for 11% of the net accounts receivable.

 Cash and Cash Equivalents

   Cash and cash equivalents include money market accounts. The Company maintains its cash and cash equivalents in highly rated financial institutions.

 Restricted Cash

   Restricted cash includes money held for a letter of credit collateralizing a real estate lease for the Company's New York office space.

 Fair Value of Financial Instruments

   The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

 Fixed Assets

   Depreciation of equipment, furniture, fixtures and computer software is provided for by the straight-line method over their estimated useful lives ranging from three to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions, and expenditures which extend the useful lives of existing assets, are capitalized, and repairs and maintenance costs are charged to operations as incurred. The Company continually evaluates whether current events or circumstances warrant adjustments to the carrying value or estimated useful lives of fixed assets and intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121").

 Goodwill and Intangible Assets

   Goodwill and intangible assets consist primarily of an advertiser list, customer contracts and the excess of the purchase price paid over the identified intangible and tangible net assets of acquired companies. Goodwill and intangible assets are amortized using the straight-line method over the period of expected benefit ranging from three to ten years. The Company assesses the recoverability of its goodwill and intangible assets by determining whether the unamortized balance over its remaining life can be recovered through forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment is made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk associated when estimating future discounted cash flows. Future cash flows are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. (See Note 2--Significant Accounting Policies and Procedures-- Recent Accounting Pronouncements and Note 4--Goodwill and Intangible Assets)
                         iVILLAGE INC. AND SUBSIDIARIES

 Investments

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

   Included in the caption "Write-down of note receivable and investments" in the consolidated statements of operations are approximately $0.1 million and $8.4 million of losses recognized for the write-down of the Company's marketable and non-marketable investments whose decline in value was determined to be other than temporary for 2001 and 2000, respectively. (See
Note 2-Significant Accounting Policies and Procedures--PlanetRx.com)

 PlanetRx.com

   In September 1999, iVillage paid approximately $7.5 million to PlanetRx.com for 371,103 shares of series D preferred stock of PlanetRx.com, which was converted into the same number of shares of PlanetRx.com common stock upon the closing of PlanetRx.com's initial public offering in October 1999. During 2000, the investment in PlanetRx.com was written down approximately $7.4 million, and in March 2001 the remaining $0.1 million investment was written off due to a decline in value deemed to be other than temporary.

 Advertising Costs

   Advertising costs are expensed as incurred and are included in the sales and marketing lines in the accompanying consolidated statements of operations. Advertising costs, including barter expense, included in sales and marketing were approximately $11.0 million, $19.1 million and $40.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, approximately $8.8 million and $0.3 million of advertising costs were prepaid, respectively.

   Barter expense was approximately $2.8 million, $3.6 million and $3.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

 Web Site Development Costs

   During 2000, the Company adopted the consensus in the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF) Issue No. 00-2, Accounting for Web Site Development Costs, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. During 2001 and 2000, no development expenses were capitalized, however capitalized development costs were acquired with the acquisition of an additional 30.1% of Cooperative Beauty Ventures, L.L.C, which increased iVillage's ownership to 80.1%. (See Note 6-Business Acquisitions and Dispositions--Cooperative Beauty Ventures, L.L.C.)

 Income Taxes

   The Company recognizes deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years
                         iVILLAGE INC. AND SUBSIDIARIES
in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and assumptions made by the Company include those related to the useful lives of fixed assets and the recoverability of fixed assets, goodwill and deferred tax assets.

 Net Loss Per Share

   Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

   Included in the calculation of weighted average number of shares of common stock outstanding are 743,369 shares which have not been issued as of December 31, 2001. These shares are being held for former Women.com stockholders that have not yet exchanged their Women.com shares for shares of the Company as of the balance sheet date.

   Stock options and warrants in the amount of 14,299,697, 7,365,760 and 5,901,637 shares for the years ended December 31, 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the periods presented.

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

 Recent Accounting Pronouncements

   In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial
Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS
142").

   SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Effective January 1, 2002, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Goodwill will be subject to an annual impairment test, including a transitional impairment test required upon adoption, which must be completed by December 31, 2002.

                         iVILLAGE INC. AND SUBSIDIARIES
   iVillage is still in the process of reallocating previously identifiable intangible assets that do not meet the criteria of SFAS 141 into goodwill and evaluating the useful lives of its remaining identifiable intangible assets. However, the Company currently estimates that the unaudited pro forma net loss attributable to common stockholders and the respective basic and diluted net loss per share would have been approximately $37.4 million and $0.87, respectively, for the year ended December 31, 2001 had the provisions of the new standards been applied in 2001. The Company is in the process of completing the transitional impairment assessment of goodwill.

   In August 2001, the FASB issued Statement of Financial Accounting Standard No.143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this project, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. iVillage has not yet evaluated the expected impact of the adoption of SFAS 143 on its financial condition, cash flows and results of operations and will adopt SFAS 143 in fiscal 2003.

   In October 2001, the FASB issued Statement of Financial Accounting Standard No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this statement to have a material impact on the Company's results of operations or financial position.

Note 3 -- Fixed Assets

   Fixed assets consist of the following:

                                                                   December 31,
                                                                -------------------
                                                                 2001        2000
                                                               --------    --------
                                                                  (in thousands)
   Computer equipment ......................................   $ 15,559    $ 13,367
   Capitalized software ....................................      3,682       3,707
   Hospital video equipment ................................      3,074       2,678
   Leasehold improvements ..................................     14,820      11,598
   Furniture and fixtures ..................................      3,558       3,506
   Capitalized development costs ...........................      2,640          --
                                                               --------    --------
                                                                 43,333      34,856
   Less, accumulated depreciation and amortization .........    (21,868)    (14,799)
                                                               --------    --------
                                                               $ 21,465    $ 20,057
                                                               ========    ========


   Depreciation and amortization of fixed assets from continuing operations was approximately $7.1 million, $5.5 million and $4.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 4 -- Goodwill and Intangible Assets

   Goodwill and intangible assets at December 31, 2001 and 2000 consisted of the following:

                                                                                              Lives        2001        2000
                                                                                            ----------   --------    --------
                                                                                                            (in thousands)
   Advertiser list and customer contracts...............................................    3-10 years   $ 19,610    $ 14,700
   Trademarks and domain names..........................................................       3 years      2,927         927
   Licensing agreement..................................................................      10 years      2,900       2,900
   Workforce............................................................................     3-5 years        880         800
   Non-competition agreements...........................................................        1 year        810          --
   Content..............................................................................       3 years        600         600
   Goodwill.............................................................................    3-10 years     98,175      73,954
                                                                                                         --------    --------
                                                                                                          125,902      93,881
   Less accumulated amortization........................................................                  (73,999)    (57,449)
                                                                                                         --------    --------
                                                                                                         $ 51,903    $ 36,432
                                                                                                         ========    ========


   The increase in goodwill during 2001 was due to the acquisition of Women.com Networks Inc. ("Women.com") and Public Affairs Group, Inc. ("PAG"), and the purchase of an additional 30.1% of Cooperative Beauty Ventures, L.L.C. (See
Note 6--Business Acquisitions and Dispositions)

   During 2000, the Company recorded a charge of approximately $98.1 million for the impairment of goodwill relating to certain 1999 acquisitions. (See
Note 6--Business Acquisitions and Dispositions) This non-cash charge represents the difference between the historical book value of the goodwill and the discounted estimated future cash flows expected from the related operations. iVillage estimated future cash flows based upon historical results, sales backlog and sales targets and detailed expense projections. In addition, when developing these future projections iVillage considers business trends, prospects and market and economic conditions. Yearly amortization of the impaired goodwill was approximately $26.6 million.

   Amortization expense for goodwill and intangible assets from continuing operations for the years ended December 31, 2001, 2000 and 1999 was approximately $16.6 million, $32.2 million and $21.0 million, respectively. (See Note 2--Significant Accounting Policies and Procedures--Recent Accounting Pronouncements)

Note 5 -- Related-Party Transactions

 AOL

   In July 1997, the Company entered into an interactive services agreement (the "1997 AOL Agreement") with America Online, Inc. ("AOL") whereby the Company received anchor tenant distribution within the AOL service. This agreement superseded any prior agreements between the Company and AOL. The AOL Agreement, which was due to expire on February 28, 1999, provided both parties with the right to extend the agreement. In consideration for AOL carrying certain channels of the Company, the Company receiving guaranteed impressions and other services, the Company was obligated to pay AOL monthly payments of approximately $229,000 until September 1, 1998 and approximately $201,000 thereafter until February 28, 1999, make certain additional payments based on revenues and provide in-kind commitments to AOL which primarily consisted of the mentioning of "AOL Keyword: iVillage" within iVillage advertisements and other promotions. These in-kind commitments were not valued as part of the obligation to AOL as no incremental costs were incurred and fair value could not be reasonably determined.

   In January 1998, iVillage entered into a shopping channel promotional agreement with AOL (the "Shopping Channel Agreement") whereby AOL agreed to promote iVillage and its services on the AOL shopping channel and provide access to iVillage's online sites. The Shopping Channel Agreement provided for monthly installments of $10,417 paid to AOL through December 31, 1998. The Shopping Channel
                         iVILLAGE INC. AND SUBSIDIARIES

Agreement was amended in October 1998, at which time the monthly payment increased to approximately $10,833 and the agreement was extended to October 1999.

   On December 31, 1998, the Company entered into an interactive services agreement with AOL (the "1998 AOL Agreement") which superseded the 1997 AOL Agreement. The 1998 AOL Agreement provided for the Company to receive anchor tenant distribution on certain AOL channels, guaranteed impressions and other services. In consideration for such services, the Company was obligated to (i) pay AOL minimum quarterly payments of approximately $921,000 until March 31, 1999, approximately $611,000 from April 1, 1999 through December 31, 1999 and approximately $807,000 from January 1, 2000 through December 31, 2000, and
(ii) provide up to $2 million of advertising to AOL, as defined in the 1998 AOL Agreement. The 1998 AOL Agreement expired on December 31, 2000 and was extended until December 31, 2001 for a monthly fee of $268,908. At December 31, 2001 and 2000, $268,908 and no amounts were owed to AOL in connection with the 1998 AOL Agreement. The Company is currently in negotiations with AOL to either amend the 1998 AOL Agreement or enter into a new agreement.

   On February 20, 2000, the Company entered into an interactive services agreement with AOL (the "Astrology AOL Agreement") under which AOL is obligated to distribute through the AOL network a customized version of the Company's Astrology.com Web site and content, and provide guaranteed impressions and other services. In consideration for such services, the Company is obligated to pay AOL monthly installments of $22,500 until June 6, 2000, an up-front payment of $700,000 in June 2000, and six quarterly installments of $350,000 commencing on September 6, 2000. The Astrology AOL Agreement expires on June 5, 2002. At December 31, 2001 and 2000, no amounts were owed to AOL in connection with the Astrology AOL Agreement, however, the Company recorded a prepaid expense of approximately $233,000 and $583,000, respectively, as a result of advance payments.

   Women.com, a subsidiary of iVillage acquired in June 2001, was party to an interactive services agreement with AOL (the "Women.com AOL Agreement"). The Women.com AOL Agreement was set to expire in March 2002 unless mutually extended; provided, however, that AOL had the option for a two-year period to use one or more of the Women.com trademarks or trade names as keywords or text-based links from the AOL network to the Women.com Web site. In consideration for AOL carrying certain content of Women.com, Women.com received guaranteed impressions and other services. Women.com was obligated to pay AOL approximately $5.7 million in carriage fees during the term of the Women.com AOL Agreement. In addition, under the Women.com AOL Agreement, AOL had the exclusive right to sell or license advertisements through Women.com's Astronet online area residing on the AOL network and was entitled to a revenue share on such advertising.

   In addition, Women.com had entered into two amendments to the Women.com AOL Agreement pursuant to which Women.com agreed to pay AOL an additional carriage fee of approximately $3.5 million in consideration of AOL providing Women.com with guaranteed placements for Astronet content in the horoscopes area of the AOL network and the right to be the exclusive provider of horoscopes content on ICQ.com. As a result of these amendments, the Women.com AOL Agreement was scheduled to expire in June 2002.

   On December 14, 2001, Women.com terminated the Women.com AOL Agreement which had a remaining financial commitment of approximately $2.1 million. In consideration of the early termination of the Women.com AOL Agreement, Women.com incurred fees of $0.7 million.

   In December 2001, iVillage entered into an advertising agreement with AOL pursuant to which AOL is obligated to deliver a guaranteed amount of impressions during the period of December 2001 through January 2002. In consideration of these services, iVillage is obligated to pay AOL $0.7 million.

                         iVILLAGE INC. AND SUBSIDIARIES

   The Company estimates that a significant portion of its user traffic was derived from AOL and there is no guarantee that the Company will not be adversely affected by the expiration of the 1998 AOL Agreement and the termination of the Women.com AOL Agreement.

 NBC

   During 1998, as amended in March 1999, the Company entered into a stock purchase agreement with the National Broadcasting Company, Inc. ("NBC") pursuant to which iVillage issued shares of Series E Convertible Preferred Stock ("Series E") and warrants to purchase 970,874 shares of Series E and 813,003 shares of Series E during 2000 and 2001, respectively, in exchange for a promissory note of approximately $15.5 million. The note, which bears interest at the rate of 5% per annum, is payable in twelve installments of approximately $1.4 million, payable quarterly, beginning April 1, 1999. In connection with the IPO and a March 1999 reverse stock split, the shares of Series E and Series E warrants were converted into 1,629,676 shares of common stock and warrants to purchase 323,625 shares of common stock at $15.45 per share and 271,003 shares of common stock at $18.45 per share, respectively.

   In addition, iVillage agreed to purchase, for cash, $13.5 million of advertising and promotional spots during 1999 and $8.5 million per annum during 2000 and 2001, respectively. iVillage also agreed to pay $1.1 million during 1999 for prominent placement on the NBC.com Web site. In February 2001, iVillage further amended its November 1998 agreement with NBC to provide for an extension of time during which iVillage must purchase its advertising or promotional spots on the NBC network. The revised terms require iVillage to purchase approximately $11.6 million of advertising or promotional spots between January 30, 2001 and December 31, 2002, with $3.0 million of such spots being telecast during the year 2001 and the remaining approximately $8.6 million during the year 2002. During 2001, iVillage purchased approximately $1.6 million of advertising or promotional spots and the parties have orally agreed to defer the remaining advertising commitment for 2001 until a mutually agreed upon period in the future. During 2000, iVillage purchased approximately $4.8 million of advertising or promotional spots. During 2001 and 2000, approximately $7.0 million and $4.8 million was paid to NBC, respectively. As of December 31, 2001, included in the caption "Other current assets" in the consolidated balance sheet is $5.4 million for advertising or promotional spots to be broadcast during 2002. (See Note 12--Subsequent Events--NBC)

   Under the revised agreement and in accordance with EITF D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Non-detachable Conversion Feature," the $23.6 million difference between the purchase price of the Series E and the fair market value on the date of issuance has been accounted for as a deemed dividend and amortized using the effective interest method from the date of issuance through the date the Company completed its IPO (the date of conversion into common stock). In addition, the fair value of the warrants of approximately $8.4 million was recorded in stockholders' equity as deferred advertising costs and is being amortized over the three-year advertising agreement. The fair value of the warrants was determined using the Black-Scholes option pricing model.

 Hearst Communications, Inc.

   On February 5, 2001, the Company entered into a securities purchase agreement with Hearst and amended and restated such agreement on February 22, 2001. Pursuant to the terms of the amended and restated securities purchase agreement, Hearst agreed to purchase from the Company 9,324,000 shares of the Company's common stock and a warrant exercisable for 2,100,000 shares of the Company's common stock at an exercise price of $0.01 per share less the amounts of common stock and warrants purchased by the other former Women.com stockholders pursuant to a rights offering. In addition, under the amended and restated securities purchase agreement, Hearst agreed to purchase, or was required to purchase, additional shares of the Company's common stock in the event of any shortfall in the amount of Women.com's cash and working capital on March 31, 2001. Finally, Hearst was required to purchase from the Company additional shares of
                         iVILLAGE INC. AND SUBSIDIARIES
the Company's common stock in the event that in excess of 2% of the Women.com stockholders exercised appraisal rights.

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

   As a condition to Hearst's obligation to purchase shares of the Company's common stock and a warrant for common stock pursuant to the amended and restated securities purchase agreement, the Company agreed to conduct a rights offering under which each former Women.com stockholder as of April 16, 2001, other than Hearst, would have the opportunity to purchase their pro rata portion of the 9,324,000 shares of the Company's common stock and the warrant exercisable for 2,100,000 shares of the Company's common stock offered to Hearst. On June 15, 2001, the rights offering was completed and, shortly thereafter, the Company issued to certain former Women.com stockholders, other than Hearst, 152,657 shares of the Company's common stock and warrants to purchase an additional 34,305 shares of the Company's common stock for an aggregate purchase price of approximately $0.3 million.

   The warrants for common stock are not exercisable unless at the time of exercise the average closing price of the Company's common stock exceeds $3.75 for 15 consecutive trading days.

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

   As part of the merger with Women.com, the Company assumed an amended and restated magazine content license and hosting agreement with Hearst. Under this agreement, and as further amended by the Company and Hearst on June 18, 2001, the Company is obligated to provide production and hosting services for certain Web sites affiliated with selected Hearst magazines. In consideration for these services, Hearst agreed to:

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

   The agreement also provides for revenue sharing between the Company and Hearst with respect to advertising revenues obtained by the Company from the Hearst magazine Web sites and other Web sites of the Company containing substantial Hearst content. This revenue sharing arrangement requires that the Company pay Hearst a royalty payment, based on net advertising revenues, of at least $3.9 million during the
                         iVILLAGE INC. AND SUBSIDIARIES
three-year term of the agreement. This amount would be reduced on a pro rata basis if Hearst failed to expend the $5.0 million in production fees in the second and third years of the agreement.

   Additionally, iVillage is entitled to a commission derived from the sale of Hearst magazine subscriptions made through the Company's network of Web sites. This commission is equal to thirty percent of gross revenues.

   The magazine content license and hosting agreement, as amended, expires on June 18, 2004. However, the agreement may be terminated by either party immediately upon written notice to the other party in the event of a bankruptcy, insolvency or a change of control of the other party.

   As part of the merger with Women.com, the Company acquired approximately $4.9 million of prepaid print advertising in certain Hearst magazines. These ads are currently scheduled to appear through December 2002. The Company recognized approximately $1.8 million of expense for the year ended December 31, 2001 from this advertising. As of December 31, 2001, included in the caption "Other current assets" in the consolidated balance sheet is approximately $3.1 million of prepaid Hearst print advertising.

   Revenues, net of the royalty payment, from Hearst for the year ended December 31, 2001 were approximately $4.3 million. As of December 31, 2001, the Company was owed, net of a royalty payment, approximately $0.7 million from this stockholder. (See Note 12--Subsequent Events--Hearst)

 Other Related Parties

   During 1999, the Company had sponsorship and advertising agreements with Intel Corp., a stockholder, which generated revenues of approximately $268,000. As of December 31, 1999, the Company was owed approximately $38,000 from this stockholder.

 Officer Loan Receivable

   In June 1998, the Company accepted a non-recourse promissory note in the principal amount of $500,000 (the "Note") from its then chief executive officer ("Former CEO"). The Note is partially collateralized by 20,000 shares of the Company's common stock which is held by the Company. Interest is payable annually on December 31 of each year, commencing December 31, 1998, at the rate of 5.58%. During 2000, the maturity date of the outstanding principal balance on the Note was extended to December 31, 2002 from the initial maturity date of June 5, 2001. As of December 31, 2001 and 2000, the Former CEO has borrowed $500,000 under the note, which is recorded as a stockholder note receivable and classified as a reduction of equity. Payments received in 2001 for interest totaled $83,700. No payments were received in 2000 for interest.

   In October 2000, as amended in April 2001, iVillage entered into an agreement with the Former CEO to provide that she would resign as a member of iVillage's Board of Directors but would remain an iVillage employee available for special projects at the request of iVillage's current Chief Executive Officer and Board of Directors through December 31, 2002. In consideration, the Former CEO received a one-time lump sum cash payment of $1,327,900 (less an interest payment of $27,900 on the Note) in lieu of the salary, bonus and other payments set forth in her October 2000 agreement with iVillage and will receive a monthly salary of $3,758 in 2001 and $3,190 in 2002 (each less set-offs for future interest payments on the Note). iVillage's obligation to pay the Former CEO's salary terminates on December 31, 2002. The amendment also provided that the Former CEO would surrender to the Company 333,334 iVillage stock options with an exercise price of $24.00 and 75,000 iVillage stock options with an exercise price of $17.17.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 6 -- Business Acquisitions and Dispositions

 iBaby

   In April 1998, the Company entered into a joint venture agreement (the "iBaby Agreement") with Ourbaby, LLC, a California limited liability company, to form iBaby, Inc., a Delaware corporation ("iBaby"). The Company purchased 1,000,000 shares of iBaby for approximately $1.35 million and for the delivery of certain promotional rights, including impressions on the iVillage Web site. In connection with the acquisition, the Company recorded approximately $0.5 million of goodwill to be amortized over a period of three years.

   In March 1999, the Company purchased the remaining outstanding shares of iBaby pursuant to a Rights Agreement dated as of April 8, 1998 and as subsequently amended on February 10, 1999. The aggregate purchase price of $10.8 million consisted of (i) $8 million in cash, of which $1.5 million was paid on February 12, 1999 and $6.5 million was paid on March 25, 1999 and (ii) 125,448 shares of the Company's common stock. The difference between the purchase price and the fair value of the acquired minority interest in iBaby was recorded as goodwill and was amortized over the period of expected benefit, which was estimated at three years.

   The cost of this acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows:

         Working capital..................................................    $  (452,752)
         Fixed assets.....................................................        399,181
         Goodwill.........................................................     11,064,324
                                                                              -----------
                                                                              $11,010,753
                                                                              ===========


   In June 2000, the Company decided to discontinue the operations of iBaby. The company recorded a loss on disposal of approximately $7.1 million, which includes a loss on sale of assets of approximately $3.6 million and an estimated loss from operations during the phase-out period of approximately $3.4 million. Results of these operations have been classified as discontinued operations and all prior period results have been reclassified.

   In July 2000, the Company sold certain assets of iBaby to Babygear.com, Inc. Under the Asset Purchase Agreement dated July 6, 2000, the Company received a convertible promissory note of approximately $9.7 million. Pursuant to the terms of the Asset Purchase Agreement, in October 2000 the note was converted into 890,198 shares of Babygear.com Series C Convertible Preferred Stock. Subsequent to the conversion of the note, Babygear.com filed for bankruptcy.

   In calculating the loss on sale of assets, the Company valued the note at $5.1 million as of June 30, 2000, due to uncertainties surrounding the recoverability of the convertible note. At September 30, 2000, the convertible note was fully reserved due to uncertainties surrounding Babygear.com's ability to sustain their operations, and is included in the caption "Write-down of note receivable and investments" in the consolidated statements of operations.

   The loss on sale of assets was calculated as follows (in thousands):

         Estimated value of convertible promissory note.......................    $ 5,100
         Inventory............................................................     (1,707)
         Fixed assets, net....................................................       (780)
         Goodwill, net........................................................     (6,231)
                                                                                  -------
         Loss on sale of iBaby assets.........................................    $(3,618)
                                                                                  =======

                         iVILLAGE INC. AND SUBSIDIARIES

   Net revenue and loss from discontinued operations for 2001, 2000 and 1999 were as follows (in thousands):

                                                  2001       2000       1999
                                                -------    --------   --------
      Net revenue ...........................   $    --    $  4,891   $  7,986
                                                -------    --------   --------
      Loss from discontinued operations .....   $    --    $(11,922)  $(10,871)
                                                =======    ========   ========

   Net current liabilities of discontinued operations as of December 31, 2001 and 2000 were as follows (in thousands):
                                                                2001    2000
                                                               -----    -----
      Other current assets .................................   $   6    $   6
      Accounts payable and accrued expenses ................    (109)    (888)
                                                               -----    -----
      Net current liabilities of discontinued operations ...   $(103)   $(882)
                                                               =====    =====

   Non-current assets of discontinued operations as of December 31, 2000 were as follows (in thousands):

         Other assets ................................................   $  56
                                                                         -----
         Non-current assets of discontinued operations ...............   $  56
                                                                         =====
 Astrology.net

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

   As of December 31, 2001, all earnout and escrowed shares had been released. In addition, all outstanding options to purchase Astrology.net common stock were converted into options to purchase 31,208 shares of iVillage common stock. The agreement provides for employment, non-compete and stock option agreements for the founding stockholders of Astrology.net.

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

   The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

         Working capital......................................   $  (158)
         Fixed assets.........................................       145
         Goodwill.............................................    21,042
                                                                 -------
                                                                 $21,029
                                                                 =======
                         iVILLAGE INC. AND SUBSIDIARIES

Note 6 -- Business Acquisitions and Dispositions -- (Continued)

 OnLine Psych and Code Stone

   On June 30, 1999, iVillage acquired OnLine Psychological Services, Inc. ("OnLine Psych") and Code Stone Technologies, Inc. ("Code Stone"). OnLine Psych operated a Web site focusing on mental health issues while Code Stone provided much of the interactive technology used on Online Psych's Web site.

   The aggregate purchase price was approximately $30.0 million, consisting of $1.5 million cash and approximately 577,000 shares of iVillage common stock, valued under the purchase method of accounting. The difference between the purchase price and the fair value of the acquired net assets was recorded as goodwill and amortized over the period of expected benefit, which was estimated to be three years. During 2000, the Company determined, based upon discounted estimated future cash flows, the remaining goodwill of approximately $17.7 million was fully impaired and as such was written off. (See Note 4--Goodwill and Intangible Assets)

 Lamaze Publishing Company

   On August 20, 1999, iVillage acquired all the outstanding stock of Lamaze Publishing Company, a multimedia provider of education information to expectant and new mothers. The aggregate purchase price consisted of approximately 1,750,000 shares of the Company's common stock, subject to certain adjustments, and approximately $5.0 million to repay outstanding debt. The difference between the aggregate purchase price of approximately $102.0 million and the fair value of the acquired net assets of Lamaze Publishing Company has been recorded as goodwill and is being amortized over the period of expected benefit, which is estimated to be ten years. During 2000, the Company determined, based upon discounted estimated future cash flows, the remaining goodwill was impaired and as such wrote down the goodwill by approximately $62.0 million to its estimated net recoverable value. (See Note 4--Goodwill and Intangible Assets)

   The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

      Working capital.....................................................    $ (2,377)
      Fixed assets........................................................       1,975
      Advertiser list.....................................................      14,700
      Licensing agreement.................................................       2,900
      Workforce...........................................................         800
      Content.............................................................         600
      Goodwill............................................................      83,451
                                                                              --------
                                                                              $102,049
                                                                              ========


 Family Point Inc.

   On August 31, 1999, iVillage acquired all of the outstanding stock of Family Point Inc., which operated an online meeting place for families, friends and groups. The aggregate purchase price paid was approximately $24.4 million and consisted of $3.75 million cash and approximately 511,000 shares of the Company's common stock. The difference between the purchase price and the fair value of the acquired net assets of Family Point Inc. was recorded as goodwill and amortized over the period of expected benefit, which was estimated to be three years. During 2000, the Company determined, based upon discounted estimated future cash flows, the remaining goodwill of approximately $18.4 million was fully impaired, and as such was written off. (See Note 4--Goodwill and Intangible Assets)

   In October 1999, iVillage paid $4.5 million, consisting of approximately $750,000 cash and approximately 101,000 shares of iVillage common stock, to the former stockholders of Family Point as a
                         iVILLAGE INC. AND SUBSIDIARIES
purchase price adjustment pursuant to the acquisition agreement based on Family Point's satisfaction of certain performance thresholds.

   The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

         Working capital.....................................    $  (470)
         Fixed assets........................................        485
         Goodwill............................................     28,894
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

                                                           1999
                                                  ----------------------
                                                      (in thousands,
                                                  except per share data)

      Revenues................................          $  53,409
                                                        =========
      Net loss................................          $(137,685)
                                                        =========
      Net loss per share......................          $   (5.72)
                                                        =========

 Cooperative Beauty Ventures, L.L.C.

   On February 15, 2000, iVillage and Unilever announced the formation of an independently managed company to provide women within a highly focused community with an array of interactive, customized online services, beauty and personal care products and personalized product recommendations. Unilever and iVillage planned to provide cash, intellectual property, marketing and other resources. Unilever provided capital as well as sponsorship and promotional initiatives. iVillage provided its Beauty channel, capital, intellectual property, services and promotion. iVillage's funding obligations were not to exceed in the aggregate $1.5 million in calendar year 2000 and $2.0 million in calendar year 2001, however any unused funding for calendar year 2000 or 2001 may be carried over and used in calendar year 2001 or 2002, respectively.

   In March 2001, the Company purchased 30.1% of Cooperative Beauty Ventures, L.L.C. d/b/a Substance.com (the "venture") from Unilever for $1.5 million, thereby increasing its ownership to 80.1%. The difference between the purchase price and the fair value of the 30.1% acquired of approximately $1.5 million has been recorded as goodwill and is being amortized over the period of expected benefit, which is estimated at three years. The agreement provides that the Company will fund the ongoing business and operations of the venture, but not to exceed $7.0 million, and terminates Unilever's funding obligation. As of December 31, 2001, the Company has contributed approximately $1.9 million to the venture.

   Unilever can exercise a "put" option to require the Company to purchase Unilever's remaining ownership interest for fair market value in the venture at any time after September 30, 2002, or at any time earlier if the venture permits any person to use the "Substance" mark other than in connection with the venture's business or the venture fails to use the "Substance" mark in connection with its business from and after May 1, 2001. At any time on or after September 30, 2002, the Company can exercise a "call" option to require Unilever to sell its remaining interest in the venture to the Company for fair market value; provided that Unilever can exercise a "call" option superior to the Company's "call" option to purchase a portion of the Company's membership interest in the venture for fair market value, up to a limit of 50% of the ownership of the venture. In addition, at any time on or after September 30, 2002, Unilever can exercise a
                         iVILLAGE INC. AND SUBSIDIARIES

Note 6 -- Business Acquisitions and Dispositions -- (Continued)

"call" option to purchase a portion of the Company's membership interest in the venture for fair market value, up to a limit of 50% of the ownership of the venture. As a result of the purchase transaction described above, the Company gained operational control of the venture and the venture has been consolidated within the Company's financial statements beginning in March 2001. Prior to consolidation, the venture was accounted for under the equity method of accounting and the Company recognized losses of approximately $0.1 million and $0.4 million for 2001 and 2000, respectively.

 Women.com Networks, Inc.

   On June 18, 2001, the Company acquired all of the outstanding stock of Women.com, the operator of a leading women's online destination. The aggregate purchase price paid was approximately $33.1 million, consisting of approximately $3.2 million in cash (inclusive of closing costs) and 15,519,838 shares of the Company's common stock. The difference between the purchase price and the fair value of the acquired net assets of Women.com of approximately $21.0 million has been recorded as goodwill and is being amortized over the period of expected benefit, which is estimated to be three years.

   The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

      Working capital......................................................    $ 2,790
      Fixed assets.........................................................      1,456
      Customer contracts and related customer relationships................      4,910
      Trademarks and domain names..........................................      2,000
      Non-competition agreements...........................................        810
      Workforce............................................................         80
      Goodwill.............................................................     21,039
                                                                               -------
                                                                               $33,085
                                                                               =======


 Business Women's Network

   On July 16, 2001, the Company acquired control of PAG, operator of BWN, a privately-held, Washington, D.C. based company. BWN connects over 5,000 national and international women's businesses, professional organizations, and Web sites that represent approximately 39 million executive and entrepreneurial women across the United States and in many countries. The purchase price was approximately $0.6 million. The difference between the purchase price and the fair value of the acquired net assets of PAG and BWN of approximately $1.9 million has been allocated to goodwill.

   The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

         Working capital......................................................    $(1,302)
         Goodwill.............................................................      1,938
                                                                                  -------
                                                                                  $   636
                                                                                  =======

                         iVILLAGE INC. AND SUBSIDIARIES

   The accompanying unaudited pro forma summary presents consolidated results of operations for the Company as if the acquisition of Women.com had been consummated on January 1, 2000. The acquisition of PAG and the additional 30.1% interest in Cooperative Beauty Ventures, L.L.C. would not have had a significant impact on the pro forma information. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                                                                2001        2000
                                                              --------    ---------
                                                                  (in thousands,
                                                                 except per share
                                                                      data)
   Revenues ...............................................   $ 70,239    $ 119,999
   Net loss from operations ...............................   $(75,369)   $(303,874)
   Net loss ...............................................   $(73,346)   $(325,024)
   Net loss per share .....................................   $  (1.35)   $   (5.96)


Note 7 -- Detail of Certain Balance Sheet Accounts

                                                                   2001      2000
                                                                 -------    -------
                                                                   (in thousands)
   Other current assets:
      Prepaid advertising.....................................   $ 8,748    $   250
      Prepaid expenses other..................................     3,286      3,179
      Reimbursement of certain construction costs.............       847      5,349
      Due from affiliate......................................       185        565
      Other...................................................       602        357
                                                                 -------    -------
                                                                 $13,668    $ 9,700
                                                                 =======    =======
   Accounts payable and accrued expenses:
      Accounts payable........................................   $ 2,504    $ 4,754
      Sales commissions, payroll and related benefits.........     5,125      7,305
      Accrued rent and other facility costs...................     1,856         43
      Third party service providers...........................     1,091        414
      Advertising expenses....................................     1,001      1,362
      Professional fees.......................................       629      1,144
      Due to affiliates.......................................        --        899
      Other...................................................     3,864      2,774
                                                                 -------    -------
                                                                 $16,070    $18,695
                                                                 =======    =======


Note 8 -- Stock Option Plans

 1995 Amended And Restated Employee Stock Option Plan

   In 1995, iVillage's Board of Directors and stockholders adopted the Company's 1995 Amended and Restated Employee Stock Option Plan (as amended, the "ESOP"). The ESOP provides for the granting, at the discretion of the Stock Option Committee of the Board of Directors (the "SOC"), of: (i) options that are intended to qualify as incentive stock options, within the meaning of
Section 422 of the Internal Revenue Code of 1986 (the "Code"), as amended, to employees and (ii) options not intended to so qualify to employees, officers, consultants and directors. The total number of shares of common stock for which options may be granted under the ESOP is 1,802,549.

   The exercise price of all stock options granted under the ESOP is determined by the SOC at the time of grant. The maximum term of each option granted under the ESOP is 10 years from the date of grant. Options
                         iVILLAGE INC. AND SUBSIDIARIES
shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

   The exercise price of all of the options under the ESOP ranges from $0.56- $72.94, and is determined based upon the fair market value of iVillage's common stock on the date of grant. Generally, the options vest 25% after one year, 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 5-10 years from the date of grant.

   As of December 31, 2001, there were 568 shares available for future grants under the ESOP.

 1997 Amended and Restated Acquisition Stock Option Plan

   In May 1997, the Company's Board of Directors and stockholders adopted the Company's 1997 Amended and Restated Acquisition Stock Option Plan (as amended, the "ASOP"). The ASOP provides for the granting, at the discretion of the SOC of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Code, as amended, to directors who are employees of the Company or any of its subsidiaries, or as part of one or more of such acquisitions and (ii) options not intended to so qualify to employees, officers, consultants and directors of the Company, or as part of one or more of such acquisitions. The total number of shares of common stock for which options may be granted under the ASOP is 360,726.

   The exercise price of all stock options granted under the ASOP is determined by the SOC at the time of grant. The maximum term of each option granted under the ASOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

   Generally, the options vest 25% after one year, 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 7-10 years from the date of grant. The exercise price of all of the options under the ASOP ranges from $1.76 to $6.00, and is determined based upon the fair market value of the Company's common stock on the date of grant.

   As of December 31, 2001, no shares were available for future grants under the ASOP.

 1999 Employee Stock Option Plan

   In 1999, iVillage's Board of Directors and stockholders adopted the Company's Amended and Restated 1999 Employee Stock Option Plan (as amended, the "1999 ESOP"). The 1999 ESOP provides for the granting, at the discretion of the SOC, of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Code, as amended, to employees and (ii) options not intended to so qualify to employees, officers, consultants, and directors. The total number of shares of common stock for which options may be granted under ESOP is 2,840,163.

   The exercise price of all stock options granted under the 1999 ESOP is determined by the SOC at the time of grant. The maximum term of each option granted under the 1999 ESOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

   The exercise price of all of the options under the 1999 ESOP ranges from $1.24-$113.75, and is determined based upon the fair market value of iVillage's common stock on the date of grant. Generally, the options vest 25% after one year, 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 5-10 years from the date of grant.

                         iVILLAGE INC. AND SUBSIDIARIES

   As of December 31, 2001, there were 16,506 shares available for future grants under the 1999 ESOP.

 1999 Acquisition Stock Option Plan

   In 1999, the Company's Board of Directors and stockholders adopted the Company's 1999 Acquisition Stock Option Plan (as amended, the "1999 ASOP"). The 1999 ASOP provides for the granting, at the discretion of the SOC, of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Code, as amended, to employees of the Company or any of its subsidiaries, or as part of one or more of such acquisitions and
(ii) options not intended to so qualify to employees, officers, consultants, and directors of the Company, or as part of one or more of such acquisitions. The total number of shares of common stock for which options may be granted under the 1999 ASOP is 333,333.

   The exercise price of all stock options granted under the 1999 ASOP is determined by the SOC at the time of grant. The maximum term of each option granted under the 1999 ASOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

   Generally, the options vest 25% after one year, 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 7-10 years from the date of grant. The exercise price of all of the options under the 1999 ASOP ranges from $1.24-$50.25, and is determined based upon the fair market value of iVillage's common stock on the date of grant.

   As of December 31, 2001, there were 586 shares available for future grants under the 1999 ASOP.

 1999 Non-Qualified Stock Option Plan

   In 1999, iVillage's Board of Directors adopted the Company's 1999 Non-Qualified Stock Option Plan (as amended, the "NQSOP"). The NQSOP provides for the granting, at the discretion of the SOC of the Board of Directors, of options to employees. The total number of shares of common stock for which options may be granted under the NQSOP is 5,682,000.

   The exercise price of all stock options granted under the NQSOP is determined by the SOC at the time of grant. The maximum term of each option granted under the NQSOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

   The exercise price of all of the options under the NQSOP ranges from $0.50- $25.38, and is determined based upon the fair market value of iVillage's common stock on the date of grant. The options vest 25% after one year, and then 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 10 years from the date of grant.

   As of December 31, 2001, there were 114,754 shares available for future grants under the NQSOP.

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

                         iVILLAGE INC. AND SUBSIDIARIES

   The exercise price of all of the options under the DOP ranges from $1.07 to $25.38, and is determined based upon the fair market value of the Company's common stock on the date of grant. Generally, the options vest 25% on each anniversary of the grant date.

   As of December 31, 2001, 108,343 shares were available for future grants under the DOP.

 2001 Non-Qualified Stock Option Plan

   In 2001, iVillage's Board of Directors adopted the Company's 2001 Non-Qualified Stock Option Plan (the "2001 NQSOP"). The 2001 NQSOP provides for the granting, at the discretion of the SOC of the Board of Directors, of options to employees. The total number of shares of common stock for which options may be granted under the 2001 NQSOP is 1,500,000.

   The exercise price of all stock options granted under the 2001 NQSOP is determined by the SOC at the time of grant. The maximum term of each option granted under the 2001 NQSOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

   The exercise price of all of the options under the 2001 NQSOP ranges from $1.24 to $1.39, and is determined based upon the fair market value of iVillage's common stock on the date of grant. 863,356 options currently granted under the 2001 NQSOP were issued to Women.com employees on the date of acquisition of Women.com. These options replace the Women.com options granted under the Women.com stock option plans, and are fully vested. These options will expire the earlier of (i) when the corresponding Women.com option would have expired, or (ii) one year. The other option grants under the 2001 NQSOP will vest 25% after one year, and then 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 10 years from the date of grant.

   As of December 31, 2001, there were 436,644 shares available for future grants under the 2001 NQSOP.

   A summary of the status and activity of all of the Company's stock option plans is as follows:

                                                                       Weighted
                                                                   Average Exercise
                                                       Options     Price Per Share
                                                     ----------    ----------------
   Outstanding, January 1, 1999 ..................    2,264,265         $ 5.95
   Granted .......................................    3,229,605         $27.38
   Exercised .....................................     (235,703)        $ 5.37
   Expired/Canceled ..............................     (346,964)        $17.28
                                                     ----------         ------
   Outstanding, December 31, 1999 ................    4,911,203         $19.27
   Granted .......................................    4,199,112         $ 7.90
   Exercised .....................................     (114,992)        $ 5.18
   Expired/Canceled ..............................   (2,575,099)        $18.07
                                                     ----------         ------
   Outstanding, December 31, 2000 ................    6,420,224         $12.53
   Granted .......................................    7,274,270         $ 1.26
   Exercised .....................................       (5,046)        $ 0.57
   Canceled ......................................   (2,111,662)        $11.03
                                                     ----------         ------
   Outstanding, December 31, 2001 ................   11,577,786         $ 5.34
                                                     ==========         ======
   Options exercisable at December 31, 2001 ......    4,254,014         $ 7.67
                                                     ==========         ======
   Options exercisable at December 31, 2000 ......    1,851,947         $14.76
                                                     ==========         ======
   Options exercisable at December 31, 1999 ......    1,400,967         $10.57
                                                     ==========         ======

                         iVILLAGE INC. AND SUBSIDIARIES

   Information about stock options outstanding as of December 31, 2001 is as follows:

                                                                Options Outstanding                Options Exercisable
                                                    ------------------------------------------    ----------------------
                                                       Number          Weighted       Weighted      Number      Weighted
                                                    Outstanding        Average         Average    Exercisable    Average
                                                         at           Remaining       Exercise        at        Exercise
          Actual Range of Exercise Prices             12/31/01     Contractual Life     Price      12/31/01       Price
    ---------------------------------------------   -----------    ----------------   --------    -----------   --------
   $  0.50 - $  0.72 ............................       161,500          7.20          $  0.57        44,375     $  0.53
   $  0.85 - $  1.25 ............................     4,941,361          7.50          $  1.23       847,469     $  1.22
   $  1.31 - $  1.88 ............................     2,751,812          5.80          $  1.41     1,071,884     $  1.34
   $  2.48 - $  3.50 ............................       257,213          8.10          $  3.33       136,027     $  3.19
   $  3.94 - $  5.10 ............................       771,251          5.00          $  5.07       651,251     $  5.09
   $  6.00 - $  8.31 ............................     1,167,841          4.90          $  6.97       645,761     $  6.68
   $  9.45 - $ 13.56 ............................        87,727          4.80          $ 11.44        59,448     $ 11.22
   $ 15.25 - $ 22.19 ............................       298,115          4.80          $ 17.59       157,095     $ 17.52
   $ 23.44 - $ 33.56 ............................       917,222          6.00          $ 24.98       505,742     $ 25.20
   $ 35.94 - $ 50.25 ............................       213,547          4.30          $ 41.90       128,401     $ 42.27
   $ 55.25 - $ 72.94 ............................         7,359          4.10          $ 65.12         4,716     $ 65.75
   $ 96.75 - $113.75 ............................         2,838          4.00          $101.77         1,845     $102.23
                                                     ----------          ----          -------     ---------     -------
   $  0.50 - $113.75 ............................    11,577,786          6.40          $  5.34     4,254,014     $  7.67
                                                     ==========          ====          =======     =========     =======


 Stock-Based Compensation

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option issuances. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock options been determined based on the fair value of the stock options at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                                                                          December 31,
                                                                                               ---------------------------------
                                                                                                 2001        2000         1999
                                                                                               --------    ---------   ---------
                                                                                               ($ in thousands, except per share
                                                                                                             data)
   Net loss - as reported ..................................................................   $(48,465)   $(191,428)  $(116,613)
                                                                                               ========    =========   =========
   Net loss - pro forma ....................................................................   $(57,413)   $(199,140)  $(123,771)
                                                                                               ========    =========   =========
   Net loss per share - as reported ........................................................   $  (1.13)   $   (6.45)  $   (5.58)
                                                                                               ========    =========   =========
   Net loss per share - pro forma ..........................................................   $  (1.34)   $   (6.71)  $   (5.92)
                                                                                               ========    =========   =========


   Because options vest over several years and additional option grants are expected to be made in future years, the above pro forma results are not representative of the pro forma results for future years.

                         iVILLAGE INC. AND SUBSIDIARIES

   Prior to the Company's initial public offering, the fair value of each option grant was estimated using the minimum value method of the Black-Scholes option pricing model which assumes no volatility. The weighted average assumptions used for grants made in 2001, 2000 and 1999 are as follows:

                                                                                               Options Granted During the
                                                                                                 Year Ended December 31,
                                                                                         ---------------------------------------
                                                                                          2001       2000       1999       1998
                                                                                         -------   -------    --------   -------
                                                                                                              Post-IPO   Pre-IPO
                                                                                                              --------   -------
   Risk-free interest rate...........................................................      4.38%      6.04%      5.87%     4.86%
   Expected option life..............................................................    4 years   4 years    4 years    5 years
   Dividend yield....................................................................      0.00%      0.00%      0.00%     0.00%
   Volatility........................................................................    120.00%    110.00%    100.00%     0.00%


Note 9 -- Commitments and Contingencies

 Leases

   The Company leases office and equipment under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of December 31, 2001 for the next five years:

         Year Ending December 31:                                          (in thousands)
         ------------------------------------                              --------------
         2002..........................................................       $ 6,188
         2003..........................................................         4,607
         2004..........................................................         4,158
         2005..........................................................         4,067
         2006..........................................................         3,977
                                                                              -------
                                                                              $22,997
                                                                              =======


   In March 2000, iVillage entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which the Company has consolidated its New York City operations. Pursuant to the terms of the lease, iVillage anticipates receiving approximately $5.3 million for reimbursement of certain construction expenses. The benefit of the reimbursement has been deferred and will be recognized ratably over the life of the lease. iVillage received approximately $3.8 million in January 2001 and approximately $0.5 million in April 2001 as partial reimbursement of construction costs.

   In October 2001, the Company amended its lease located at 500-512 Seventh Avenue, terminating obligations under the lease regarding 21,111 square feet of the leased premises. The amended lease reduces the Company's yearly financial commitment by approximately $0.9 million and approximately $13.5 million over the remaining life of the lease. Additionally, the lease amendment reduces the amount to be reimbursed by the landlord for certain construction expenses from approximately $5.3 million to $5.1 million. In consideration of the early termination of part of the leased space, the Company incurred fees of approximately $1.3 million. Concurrently with the signing of this lease amendment, the letter of credit securing the real estate lease, which is classified as "Restricted cash" on the consolidated balance sheet, was reduced to approximately $8.5 million.

   In December 2001, the Company entered into a five-year sublease agreement in which it subleased 14,630 square feet of its leased premises at 500-512
Seventh Avenue. The annual basic rent to be received by the Company is approximately $0.6 million. iVillage incurred fees of approximately $0.2 million in connection with the sublease.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 9 -- Commitments and Contingencies -- (Continued)

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

   Rent expense from continuing operations was approximately $5.2 million, $4.4 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

 NBC

   In February 2001, iVillage further amended its November 1998 agreement with NBC to provide for an extension of time during which iVillage must purchase its advertising or promotional spots on the NBC network. The revised terms require iVillage to purchase approximately $11.6 million of advertising or promotional spots between January 30, 2001 and December 31, 2002, with $3.0 million of such spots being telecast during the year 2001 and the remaining approximately $8.6 million during the year 2002. During 2001, iVillage purchased approximately $1.6 million of advertising or promotional spots and the parties have orally agreed to defer the remaining advertising commitment for 2001 until a mutually agreed upon period in the future. (See Note 5-- Related-Party Transactions-NBC and Note 12--Subsequent Events-NBC)

 Joint Ventures

   In July 2000, iVillage, Tesco PLC and Tesco.com formed an international joint venture, iVillage UK Limited, to serve the women's online market in the United Kingdom and the Republic of Ireland. iVillage UK Limited functions as an independently managed entity and provides women in the UK and the Republic of Ireland with a highly focused community and an array of interactive, customized online solutions and services including content channels, tools, planners, quizzes, message boards, chats and newsletters. Tesco provides capital and promotional initiatives, and iVillage provides its brand, intellectual property, content and consulting services.

   The Company is obligated to fund the ongoing business and operations of Cooperative Beauty Ventures, L.L.C., a consolidated entity, but not to exceed $7.0 million. As of December 31, 2001, the Company has contributed approximately $1.9 million. (See Note 6--Business Acquisitions and Dispositions--Cooperative Beauty Ventures, L.L.C.)

 Litigation

   Several plaintiffs have filed class action lawsuits in federal court against the Company, several of its present and former executives and its underwriters in connection with its March 1999 initial public offering. A similar class action lawsuit was filed against the Company's Women.com subsidiary, several of its former executives and its underwriters in connection with Women.com's October 1999 initial public offering. The complaints generally assert claims under the Securities Act, the Exchange Act and rules promulgated by the Securities and Exchange Commission. The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys' fees.

   The Company believes that the lawsuits and claims asserted against iVillage and Women.com pursuant to these class action complaints are without merit and intends to vigorously defend against these claims. The
                         iVILLAGE INC. AND SUBSIDIARIES

Company does not believe that any of these legal proceedings will have a material adverse effect on the Company's results of operations.

Note 10 -- Capital Stock

 Convertible Preferred Stock

   The holders of convertible preferred stock were entitled to receive noncumulative dividends when and if declared by the Board. These dividends were in preference to any declaration or payment of any dividend on the common stock of the Company.

   All classes of convertible preferred stock were convertible into common stock at prices and at times, subject to the provisions set forth in the Company's Certificate of Incorporation, on a one for one basis. In the event of a public offering of the Company's shares with gross proceeds and an offering price as defined, the outstanding shares of convertible preferred stock were to be automatically converted into common stock on a one for one basis (on a pre-split basis). The holders of Series B and B-1 shares received an additional 217,825 shares of common stock as a result of the anti-dilution provisions contained in the Series B and Series B-1 agreements.

   As discussed in Note 1, in March 1999, upon the closing of the IPO, all classes of outstanding convertible preferred stock converted into common stock on a one for one ratio.

 Warrants

   As of December 31, 2001, 2000 and 1999, the Company had 2,721,911, 945,536
and 990,434 warrants outstanding with a weighted average exercise price of $2.77, $13.24 and $12.49 per share, respectively. On January 1, 2002 and 2001, respectively, 271,003 and 323,625 warrants with an exercise price of $18.45 and $15.45 expired.

 Reverse Stock Split

   On March 11, 1999, the Board of Directors effected a one-for-three reverse common stock split. The Board also approved the adjustment of the common stock par value to $.01 per share. The share and per share information in the accompanying consolidated financial statements reflect the effect of this reverse stock split for all periods presented.

 Treasury Stock

   On September 20, 2001, the Company announced its intention to acquire, in open market transactions, up to 2,000,000 shares of its Common Stock, par value $.01 per share (the "Common Stock"), subject to and in compliance with the provisions and limitations of Rule 10b-18 of the Securities Exchange Act of 1934. Purchases were made several times during September 2001 at prevailing market prices. The source of funds for the purchase of the shares was the Company's general corporate funds, and all shares purchased are held in treasury. During 2001, the Company repurchased 167,859 shares at a cumulative cost of $129,313.

   On October 1, 2001, the Company announced a buyback of its common stock from Capital Guardian Trust Company, a major stockholder of the Company, and the Company purchased, off market, approximately 1,000,000 shares and the Company's Chairman and Chief Executive Officer and certain Company officers and directors purchased in aggregate approximately 750,000 additional shares, all at a market discount. The cost of the buyback for the Company was approximately $0.4 million.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 11 -- Income Taxes

   The components of the net deferred tax asset as of December 31, 2001 and 2000 consisted of the following:

                                                                 2001        2000
                                                               --------    --------
                                                                  (in thousands)
   Operating loss carryforward .............................   $ 84,171    $ 80,380
   Unearned compensation ...................................      4,348          --
   Bad debt allowance and reserves .........................      1,003         413
   Depreciation and amortization ...........................        965       2,734
   Other ...................................................         70          --
                                                               --------    --------
    Net deferred tax asset .................................     90,557      83,527
   Less, valuation allowance ...............................    (90,557)    (83,527)
                                                               --------    --------
    Deferred tax asset .....................................   $     --    $     --
                                                               ========    ========


   The difference between the Company's U.S. federal statutory rate of 35%, as well as its state and local rate, net of a federal benefit, of 10%, when compared to the effective rate is principally comprised of the valuation allowance.

   As of December 31, 2001, the Company has a net operating loss carryforward for federal income tax purposes of approximately $205.3 million, which begin to expire in 2010. The net deferred tax asset has been fully reserved due to the uncertainty of the Company's ability to realize this asset in the future. The Company is subject to various state and local taxes. State and local tax expense was approximately $0.5 million, $0.3 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 12 -- Subsequent Events

 Hearst

   In January 2002, the Company signed contracts to provide production and certain hosting services for two additional magazine sites, as well as The Hearst Corporation Corporate Web site. The contracts for the magazine sites have an initial term of six months, and the contract for The Hearst Corporation Corporate Web site has an initial term of one year, with automatic renewals unless terminated. The minimum amount of production fees for the initial term of the contracts is approximately $0.3 million.

 Promotions.com

   On February 11, 2002, the Company agreed to acquire Promotions.com through an exchange offer and merger transaction. The overall transaction has an approximate aggregate value of $13.3 million. Under terms of the merger agreement, iVillage will issue an aggregate of approximately $3.5 million in shares of iVillage Common Stock, as well as approximately $9.8 million in cash, which represents a distribution of all cash less accrued liabilities and other reserves of Promotions.com.

 NBC

   On February 22, 2002, the Company further amended its agreement with NBC (see Note 5--Related Party Transactions--NBC), pursuant to which NBC released the Company from its obligation to make the remaining $4.6 million in cash payments and to place any additional advertising on NBC, in exchange for the purchase of approximately $1.3 million in telecast spots in February 2002 by the Company and the forfeiture of its right to the remaining approximately $4.1 million of prepaid advertising.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 13 -- Quarterly Results of Operations (unaudited)


   In June 2000, the Company decided to discontinue the operations of its iBaby subsidiary. Results of these operations have been classified as discontinued operations and all prior period results have been restated. The following is a summary of the quarterly results of operations for the years ended December
31, 2001 and 2000:


                                                                                 March 31     June 30    September 30   December 31
                                                                                 --------    --------    ------------   -----------
                                                                                        (in thousands, except per share data)
2001
Revenues .....................................................................   $ 12,573    $ 11,449     $  18,066       $ 17,953
                                                                                 ========    ========     =========       ========
Net loss from continuing operations ..........................................   $(12,175)   $(18,485)    $  (8,041)      $ (9,764)
                                                                                 ========    ========     =========       ========
Net loss from discontinued operations ........................................   $     --    $     --     $      --       $     --
                                                                                 ========    ========     =========       ========
Net loss .....................................................................   $(12,175)   $(18,485)    $  (8,041)      $ (9,764)
                                                                                 ========    ========     =========       ========
Basic and diluted net loss per share from continuing operations ..............   $  (0.41)   $  (0.56)    $   (0.15)      $  (0.18)
                                                                                 ========    ========     =========       ========
Basic and diluted net loss per share from discontinued operations ............   $     --    $     --     $      --       $     --
                                                                                 ========    ========     =========       ========
Basic and diluted net loss per share .........................................   $  (0.41)   $  (0.56)    $   (0.15)      $  (0.18)
                                                                                 ========    ========     =========       ========
2000
Revenues .....................................................................   $ 18,104    $ 19,392     $  20,191       $ 18,665
                                                                                 ========    ========     =========       ========
Net loss from continuing operations ..........................................   $(22,282)   $(28,007)    $(119,371)      $ (9,845)
                                                                                 ========    ========     =========       ========
Net loss from discontinued operations ........................................   $ (2,885)   $ (9,251)    $     409       $   (195)
                                                                                 ========    ========     =========       ========
Net loss .....................................................................   $(25,167)   $(37,258)    $(118,962)      $(10,040)
                                                                                 ========    ========     =========       ========
Basic and diluted net loss per share from continuing operations ..............   $  (0.75)   $  (0.94)    $   (4.02)      $  (0.33)
                                                                                 ========    ========     =========       ========
Basic and diluted net loss per share from discontinued operations ............   $  (0.10)   $  (0.31)    $    0.02       $  (0.01)
                                                                                 ========    ========     =========       ========
Basic and diluted net loss per share .........................................   $  (0.85)   $  (1.25)    $   (4.00)      $  (0.34)
                                                                                 ========    ========     =========       ========

                                                                     SCHEDULE I



                         iVILLAGE INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS


                                                                Column A     Column B        Column C        Column D     Column E
                                                               ----------   ----------    --------------    ----------   ----------
                                                                                      Additions
                                                               Balance at   Charged to        Charged                    Balance at
                                                               Beginning     Costs and       to Other                        End
                                                               of Period     Expenses        Accounts       Deductions    of Period
                                                               ----------   ----------    --------------    ----------   ----------
                                                                                          (in thousands)
  For the year ended December 31, 1999:
   Provision for doubtful accounts.........................      $  746        $500           $   --           $546(2)     $  700
                                                                 ======        ====           ======           ====        ======
  For the year ended December 31, 2000:
   Provision for doubtful accounts.........................      $  700        $277           $   73(1)        $ 43(2)     $1,007
                                                                 ======        ====           ======           ====        ======
  For the year ended December 31, 2001:
   Provision for doubtful accounts.........................      $1,007        $ --           $1,630(3)        $351(2)     $2,286
                                                                 ======        ====           ======           ====        ======

---------------
(1) Doubtful accounts written off against revenue.
(2) Doubtful accounts written off, net of cash received.
(3) Increase in allowance for doubtful accounts in connection with valuation of receivables from the acquisitions of Women.com and PAG.

   All other schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the consolidated financial statements or the notes thereto.