Form 10-Q
period 2002-03-31
IVILLAGE INC
filed 2002-05-15
CIK 1074767

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                    FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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


              54,923,814 shares of common stock as of May 13, 2002.

                                  iVillage Inc.
                                    Form 10-Q
                      For the Quarter ended March 31, 2002

                                      Index


PART I. FINANCIAL INFORMATION                                            Page(s)

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
     and December 31, 2001 ................................................    1

Condensed Consolidated Statements of Operations
     for the three months ended March 31, 2002
     (Unaudited) and 2001 (Unaudited) .....................................    2

Condensed Consolidated Statements of Cash Flows
     for the three months ended March 31, 2002
     (Unaudited) and 2001 (Unaudited) .....................................    3

Notes to Condensed Consolidated Financial Statements
     (Unaudited) ..........................................................    4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................   11

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk ......................................................   32

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   33

Item 2.  Changes in Securities and Use of Proceeds ........................   33

Item 3.  Defaults Upon Senior Securities ..................................   33

Item 4.  Submission of Matters to a Vote of Security Holders ..............   33

Item 5.  Other Information ................................................   33

Item 6.  Exhibits and Reports on Form 8-K .................................   33

Signatures ................................................................   35

Exhibit Index .............................................................   36

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         iVillage Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (Unaudited)

                                                                     March 31,  December 31,
                                                                       2002         2001
                                                                     ---------  -----------
                                     Assets
Current assets:
Cash and cash equivalents ........................................   $  28,915    $  29,831
Accounts receivable, net .........................................       6,608        6,722
Other current assets .............................................       7,469       13,668
                                                                     ---------    ---------
         Total current assets ....................................      42,992       50,221

Restricted cash ..................................................       8,474        8,474
Fixed assets, net ................................................      20,029       21,465
Goodwill, net ....................................................      22,266       31,928
Intangible assets, net ...........................................      18,627       19,975
Other assets .....................................................         326          324
                                                                     ---------    ---------
         Total assets ............................................   $ 112,714    $ 132,387
                                                                     =========    =========

                      Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses ............................   $  12,226    $  16,070
Deferred revenue .................................................       3,028        2,734
Deferred rent ....................................................         348          348
Net current liabilities of discontinued operations ...............          93          103
                                                                     ---------    ---------
         Total current liabilities ...............................      15,695       19,255

Deferred rent, net of current portion ............................       4,186        4,273
                                                                     ---------    ---------
         Total liabilities .......................................      19,881       23,528
Minority interest ................................................         149          102

Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $.01, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2002 and
   December 31, 2001, respectively ...............................          --           --
Common stock - par value $.01, 200,000,000 shares authorized;
   53,925,234 and 53,812,285 issued at March 31, 2002 and
   December 31, 2001, respectively; 52,721,788 and 52,608,839 shares outstanding as of March 31, 2002 and December 31,
   2001, respectively ............................................         539          538
Additional paid-in capital .......................................     544,088      544,006
Accumulated deficit ..............................................    (450,677)    (432,781)
Treasury stock at cost (1,203,446 shares) ........................        (502)        (502)
Stockholders' notes receivable ...................................        (691)      (1,982)
Unearned compensation and deferred advertising ...................         (73)        (522)
                                                                     ---------    ---------
         Total stockholders' equity ..............................      92,684      108,757
                                                                     ---------    ---------
         Total liabilities and stockholders' equity ..............   $ 112,714    $ 132,387
                                                                     =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                       Three months ended March 31,
                                                             2002        2001
                                                           --------    --------
Revenues ...............................................   $ 15,067    $ 12,573

Operating expenses:
     Editorial, product development and technology .....      6,681       8,856
     Sales and marketing ...............................      5,201       8,439
     Sales and marketing - NBC/Hearst expenses .........      2,159         640
     Termination of NBC advertising contract ...........      4,084          --
     General and administrative ........................      2,814       3,210
     Depreciation and amortization .....................      2,959       4,296
                                                           --------    --------
         Total operating expenses ......................     23,898      25,441
                                                           --------    --------

Loss from operations ...................................     (8,831)    (12,868)
Interest income, net ...................................        163         858
Other income, net ......................................         --          87
Write-down of investments ..............................         --        (104)
Loss from unconsolidated joint venture .................         --        (127)
                                                           --------    --------
Net loss  before  minority  interest  and  cumulative
     effect of change in accounting principle ..........     (8,668)    (12,154)
Minority interest ......................................        (47)        (21)
                                                           --------    --------
Net loss before cumulative effect of change in
     accounting principle ..............................     (8,715)    (12,175)
Cumulative effect of change in accounting principle ....     (9,181)         --
                                                           --------    --------
Net loss ...............................................   $(17,896)   $(12,175)
                                                           ========    ========
Per share data:
Net  loss  before  cumulative  effect  of  change  in
     accounting principle per share ....................   $  (0.16)   $  (0.41)
Cumulative  effect of change in accounting  principle
     per share .........................................      (0.18)         --
                                                           --------    --------
Basic and diluted net loss per share ...................   $  (0.34)   $  (0.41)
                                                           ========    ========
Weighted average shares of common stock outstanding
     used in computing basic and diluted net loss
     per share .........................................     53,402      29,705
                                                           ========    ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                      Three months ended March 31,
                                                      ----------------------------
                                                           2002          2001
                                                      -----------      -----------
Cash flows from operating activities:
   Net loss ........................................     $(17,896)     $(12,175)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Impairment of goodwill (change in
    accounting principle) ..........................        9,181            --
   Depreciation and amortization ...................        2,959         4,296
   Non-cash print advertising expense ..............          457            --
   Expense recognized in connection with
    issuance of warrants and stock options .........          449           695
   Minority interest ...............................           47            21
   Provision for bad debt expense ..................          (72)         (102)
   Deferred rent amortization ......................          (87)          (91)
   Loss from unconsolidated joint venture ..........           --           127
   Write-down of investments .......................           --           104
Changes in operating assets and liabilities:
   Accounts receivable .............................          686         3,088
   Restricted cash and other assets ................        5,740         1,558
   Accounts payable and accrued expenses ...........       (3,863)       (5,734)
   Deferred revenue ................................          294          (935)
                                                         --------      --------
Net cash used in operating activities ..............       (2,105)       (9,148)
                                                         --------      --------

Cash flows from investing activities:
   Purchase of fixed assets ........................         (175)       (2,503)
   Investment in Cooperative Beauty Ventures,
    L.L.C. .........................................           --          (300)
   Purchase of 30.1% of Cooperative Beauty
    Ventures, L.L.C., net of cash acquired of
    $358 ...........................................           --        (1,142)
                                                         --------      --------
Cash used in investing activities ..................         (175)       (3,945)
                                                         --------      --------

Cash flows from financing activities:
   Proceeds from exercise of stock options .........           83            --
   Principal payments on stockholders' note
    receivable .....................................        1,291         1,292
                                                         --------      --------
Net cash provided by financing activities ..........        1,374         1,292
                                                         --------      --------

Cash used in discontinued operations ...............          (10)         (193)

Net decrease in cash for the period ................         (916)      (11,994)
Cash and cash equivalents, beginning of period .....       29,831        48,963
                                                         --------      --------
Cash and cash equivalents, end of period ...........     $ 28,915      $ 36,969
                                                         --------      --------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1 - The Company

Basis of Presentation

         iVillage Inc. ("iVillage" or the "Company") was incorporated in the State of Delaware on June 8, 1995 and commenced operations on July 1, 1995. iVillage Inc. is a leading women's media company and the number one source for women's information online. iVillage includes iVillage.com, Women.com, Public Affairs Group ("PAG"), Lamaze Publishing, The Newborn Channel, iVillage Solutions and Astrology.com. iVillage.com and Women.com are leading online women's destinations providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising-supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network in approximately 1,100 hospitals nationwide. PAG is a comprehensive source of information and program linkage to the women's market around the world and offers an extensive database of women's organizations and Web sites in the nation to subscribing companies and members.

         The Company has sustained net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to achieve profitable operations and/or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. Unless the market price of the Company's common stock increases dramatically, it is unlikely that the Company will be able to raise funds through a public offering of its common stock, although management believes that it could raise funds through a private placement of its common stock. However, there is no assurance that the Company will achieve profitable operations or that it will be able to raise adequate financing from other sources. Due primarily to the Company's lack of profitability, it is unlikely that the Company will be able to obtain bank financing. Management believes that its current funds will be sufficient to enable the Company to meet its planned expenditures through the next twelve months. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources, if those resources were not available on terms acceptable to the Company, although there can be no assurances in this regard.

         The Company is subject to the risks and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend the Company's online service brands, the nonacceptance or rejection of the Company's services by Web consumers, vendors, sponsors and/or advertisers and the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event the Company does not successfully implement its business plan, certain assets may not be recoverable.

Unaudited Interim Financial Information

         The unaudited interim condensed consolidated financial statements of the Company for the three months ended March 31, 2002 and 2001, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the "Securities Act"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate inter-company elimination adjustments, necessary to present fairly the financial position of the Company at March 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001, respectively. The results for the three months ended March 31, 2002 are not necessarily indicative of the expected results for the full fiscal year or any future period.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Cash

         Restricted cash consists of money held for a letter of credit securing a real estate lease for the Company's New York office space.

Revenue and Receivables

         Three advertisers, Hearst Communications, Inc. ("Hearst"), a related party, Procter and Gamble Company ("Procter and Gamble"), and Unilever PLC (including its affiliates, "Unilever"), accounted for approximately 13%, 11% and 10% of total revenues for the three months ended March 31, 2002, respectively, and our five largest advertisers accounted for approximately 45% of total revenues. One advertiser, Unilever, accounted for approximately 13% of total revenues for the three months ended March 31, 2001, and the five largest advertisers accounted for approximately 33% of total revenues. At March 31, 2002, Unilever and Procter and Gamble accounted for approximately 18% and 15% of the net accounts receivable, respectively, and at December 31, 2001, Hearst and Unilever accounted for approximately 14% and 10% of the net accounts receivable, respectively.

         Included in sponsorship and advertising revenues are barter transactions, which totaled approximately $0.9 million and $0.5 million, or 9% and 5%, of sponsorship and advertising revenues for the three months ended March 31, 2002 and 2001, respectively.

Net Loss Per Share

         Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

         Included in the March 31, 2002 calculation of weighted average number of shares of common stock outstanding are 712,350 shares which have not been issued. These shares are being held for former Women.com stockholders that have not yet exchanged their Women.com shares for shares of the Company as of the balance sheet date.

         Stock options and warrants in the amount of 13,884,800 shares and 7,961,352 shares for the three months ended March 31, 2002 and 2001, respectively were not included in the computation of diluted net loss per share as they were anti-dilutive as a result of net losses during the period presented.

Recent Accounting Pronouncements

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment. Upon completion of the transitional impairment test, the fair value for one of the Company's reporting units did not exceed the reporting unit's carry amount and an impairment was recorded of approximately $9.2 million (See
Note 2 - Goodwill and Intangible Assets).

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this project, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. iVillage has not yet evaluated the expected impact of the adoption of SFAS 143 on its financial condition, cash flows and results of operations and will adopt SFAS 143 in fiscal 2003.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 - Goodwill and Intangible Assets

         As a result of the adoption of SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to ten years. The Company recharacterized acquired workforce of approximately $0.9 million, which is no longer defined as an acquired intangible asset under SFAS 141, as goodwill.

         The following table sets forth the components of goodwill, net as of March 31, 2002 (in thousands):

                                                                         Adjustment to
                            January 1, 2002      Impairment losses    purchase accounting       March 31, 2002
                             --------------        --------------        --------------        --------------
Reporting unit - 1 .......   $       19,116        $           --        $         (346)       $       18,770
Reporting unit - 2 .......           10,874                (9,181)                   --                 1,693
Reporting unit - 3 .......            1,938                    --                  (135)                1,803
                             --------------        --------------        --------------        --------------
                             $       31,928        $       (9,181)       $         (481)       $       22,266
                             ==============        ==============        ==============        ==============

         Reporting unit - 1 includes the iVillage, Women.com, Astrology.com and Cooperative Beauty Ventures, L.L.C. entities; Reporting unit - 2 includes the Lamaze Publishing and The Newborn Channel entities; and Reporting unit - 3 includes PAG.

         The following table sets forth the components of the intangible assets subject to amortization as of March 31, 2002 and December 31, 2001 (in thousands):

                                                      March 31, 2002                 December 31, 2001
                                             --------------------------------   --------------------------------
                                              Gross                             Gross
                                Range of     carrying   Accumulated            carrying   Accumulated
                               useful life    amount   amortization     Net     amount    amortization     Net
                               -----------   --------    --------    --------   --------    --------    --------
Advertiser list and
   customer contracts .......   3-10 years   $ 19,610    $ (5,065)   $ 14,545   $ 19,610    $ (4,288)   $ 15,322
Trademarks and domain
   names ....................   3 years         2,947      (1,288)      1,659      2,947      (1,042)      1,905
Licensing agreement..........   10 years        2,900        (757)      2,143      2,900        (685)      2,215
Non-competition
   agreements ...............   1 year            810        (608)        202        810        (405)        405
Content .....................   3 years           600        (522)         78        600        (472)        128
                                             --------    --------    --------   --------    --------    --------
                                             $ 26,867    $ (8,240)   $ 18,627   $ 26,867    $ (6,892)   $ 19,975
                                             ========    ========    ========   ========    ========    ========

         Amortization expense for the three months ended March 31, 2002 and 2001 was approximately $1.3 million and $2.7 million, respectively.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

         Estimated amortization expense for the years ending December 31, are as follows (in thousands):


                   2002............................           $ 4,830

                   2003............................             4,089

                   2004............................             2,911

                   2005............................             1,760

                   2006............................             1,760
                                                             --------
                                                             $ 15,350
                                                             ========

         The following table provides a reconciliation of net loss for exclusion of goodwill amortization:

                                                    Three months ended March 31,
                                                         2002           2001
                                                      ----------     ----------

Net loss - as reported ............................   $  (17,896)    $  (12,175)
Add: Goodwill amortization ........................           --          2,115
                                                      ----------     ----------
Net loss - adjusted ...............................   $  (17,896)    $  (10,060)
                                                      ==========     ==========
Per share data:
Basic and diluted net loss per share ..............   $    (0.34)    $    (0.41)
Add: Goodwill amortization ........................           --           0.07
                                                      ----------     ----------
Adjusted basic and diluted net loss per share .....   $    (0.34)    $    (0.34)
                                                      ==========     ==========

Note 3 - Discontinued Operations

Net current liabilities of discontinued operations as of March 31, 2002 were as follows (in thousands):

       Other current assets........................................ $  6
       Accounts payable and accrued expenses.......................  (99)
                                                                    ----
       Net current liabilities of discontinued operations.......... $(93)
                                                                    ====

Note 4 - Related Party Transactions

National Broadcasting Company, Inc.

         On February 22, 2002, the Company amended its agreement with the National Broadcasting Company, Inc. ("NBC"), pursuant to which NBC released the Company from its obligation to make the remaining approximately $4.6 million in cash payments and to place any additional advertising on NBC, in exchange for the purchase of approximately $1.3 million in telecast spots in February 2002 by the Company and the forfeiture of its right to the remaining approximately $4.1 million of prepaid advertising. The approximately $4.1 million charge is included in the caption "Termination of NBC advertising contract" in the condensed consolidated statement of operations for the three months ended March 31, 2002.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

AOL Time Warner Inc.

         In December 2001, iVillage entered into an advertising agreement with the America Online, Inc. division of AOL Time Warner Inc. ("AOL") pursuant to which AOL was obligated to deliver a guaranteed amount of impressions during the period of December 2001 through January 2002. In consideration of these services, iVillage paid AOL $0.7 million.

         Included in the caption "Sales and marketing" in the condensed consolidated statements of operations is approximately $0.9 million and $1.1 million of expense from the Company's AOL agreements for the three months ended March 31, 2002 and 2001, respectively.

Hearst

         In January 2002, the Company signed contracts with Hearst to provide production and certain hosting services for two additional magazine sites, as well as The Hearst Corporation corporate Web site. The contracts for the magazine sites have an initial term of six months, and the contract for The Hearst Corporation corporate Web site has an initial term of one year, with automatic renewals unless terminated. The minimum amount of production fees for the initial term of the contracts is approximately $0.3 million.

         As part of the merger with Women.com Networks, Inc. ("Women.com"), the Company acquired approximately $4.9 million of prepaid print advertising in certain Hearst magazines. These ads are currently scheduled to appear through December 2002. The Company recognized approximately $0.4 million of non-cash print advertising expense for the three months ended March 31, 2002 from this advertising. As of March 31, 2002, included in the caption "Other current assets" in the condensed consolidated balance sheet is approximately $2.7 million of prepaid Hearst print advertising.

         Revenues, net of the royalty payment, from Hearst for the three months ended March 31, 2002 were approximately $1.9 million. As of March 31, 2002, the Company was owed, net of royalty payments, approximately $0.2 million from Hearst.

Note 5 - Business Acquisitions

Promotions.com, Inc.

         On February 11, 2002, the Company announced its intention to acquire Promotions.com, Inc. ("Promotions.com") through an exchange offer and merger transaction. The overall transaction has an approximate aggregate value of $13.3 million. Under terms of the merger agreement, iVillage will issue an aggregate of approximately $3.5 million in shares of iVillage common stock, as well as approximately $9.8 million in cash, which represents a distribution of all cash less accrued liabilities and other reserves of Promotions.com.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 - Commitments and Contingencies

Leases

         The Company leases office space and equipment, under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of March 31, 2002:

                   Year ending March 31:              (in thousands)
                   --------------------------------------------------

                   2003............................           $ 5,844

                   2004............................             4,439

                   2005............................             4,160

                   2006............................             4,020

                   2007............................             3,915
                                                             --------
                                                             $ 22,378
                                                             ========

Joint Ventures

         The Company is obligated to fund the ongoing business and operations of Cooperative Beauty Ventures, L.L.C., a joint venture between the Company and Unilever, but not to exceed $7.0 million. As of March 31, 2002, the Company has contributed approximately $1.9 million.

Litigation

         Several plaintiffs have filed class action lawsuits against the Company, several of its present and former executives and its underwriters in connection with its March 1999 initial public offering. A similar class action lawsuit was filed against the Company's Women.com subsidiary, several of its former executives and its underwriters in connection with Women.com's October 1999 initial public offering. The complaints generally assert claims under the Securities Act, the Exchange Act and rules promulgated by the Securities and Exchange Commission (the "SEC"). The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys' fees.

         The Company believes that the lawsuits and claims asserted against iVillage and Women.com pursuant to these class action complaints are without merit and intends to vigorously defend against these claims. The Company does not believe that any of these legal proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.

Note 7 - Subsequent Events

Promotions.com

         On April 18, 2002, the Company closed its tender offer for Promotions.com acquiring 82.3% of the outstanding shares of Promotions.com common stock. In accordance with the terms of the merger agreement, Promotions.com stockholders received 0.1041 shares of iVillage common stock and $0.64 in cash for each share of Promotions.com common stock validly tendered and not withdrawn. The exchange ratio was determined in accordance with a formula set forth in the merger agreement based on the average of the closing sale prices of iVillage common stock on The Nasdaq Stock Market ("Nasdaq") for the five trading days ending April 16, 2002, which average was $2.198. The Company expects to acquire the remaining outstanding Promotions.com shares and close the merger on May 24, 2002 at a special meeting of stockholders of Promotions.com.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Hearst

         In April 2002, the Company and Hearst amended the magazine content license and hosting agreement to provide that, if a shortfall in production fees occurs in the first year of the agreement, then Hearst must place additional advertising in an amount equal to 40% of the production fee shortfall. The Company's guaranteed advertising royalty to Hearst would be reduced on a pro rata basis for any production fee shortfall in the first year of the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project," and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by or on our behalf is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond our control, in addition to those risks discussed below and in our other public filings, press releases and statements by our management, including (i) the volatile and competitive nature of the media industry, (ii) changes in domestic and foreign economic, political and market conditions, (iii) the effect of federal, state and foreign regulation on our business, (iv) the impact of recent and future acquisitions and joint ventures on our business and financial condition, (v) our ability to establish and maintain relationships with advertisers, sponsors, and other third party providers and partners, (vi) the impact of pending litigation on our business and financial condition and (vii) our ability to successfully integrate and manage our acquisition of Promotions.com. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

         iVillage is a leading women's media company and the number one source for women's information online. iVillage includes iVillage.com, Women.com, PAG, Lamaze Publishing, The Newborn Channel, iVillage Solutions and Astrology.com. iVillage.com and Women.com are leading online women's destinations providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network broadcast in approximately 1,100 hospitals nationwide. PAG offers an extensive database of women's organizations and Web sites in the nation to subscribing companies and members.

         The discussion and analysis below includes the results of operations of Cooperative Beauty Ventures, L.L.C. since March 1, 2001, Women.com since June 18, 2001, and PAG since July 16, 2001. Cooperative Beauty Ventures, L.L.C. was accounted for under the equity method of accounting prior to March 1, 2001.

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

         In recent quarters, iVillage has experienced a shift from the larger long-term sponsorship agreements that were prevalent a few years ago to smaller, short-term advertising agreements. During this same period, iVillage has recognized a significant portion of its quarterly revenues in the latter part of each quarter, thus making it more difficult for iVillage to accurately project future quarterly revenues.

         Included in sponsorship and advertising revenues are revenues from advertising placements in Lamaze Publishing's publications, videos and Web site, and satellite broadcasts on The Newborn Channel. In addition, revenues are generated through a sampling and coupon program, which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant parents.

         Sponsorship and advertising revenues also include barter revenues, which generally represent exchanges by iVillage of advertising space on its Web sites for reciprocal advertising space or traffic on other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon iVillage's recent practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are generally recognized when iVillage's advertisements are displayed on the reciprocal Web sites or properties, which is typically in the same period as when advertisements are displayed on iVillage.com and its affiliated properties, and are included as part of sales and marketing expenses. Revenues from barter transactions were approximately $0.9 million and $0.5 million for the three months ended March 31, 2002 and 2001, respectively.

         iVillage Solutions is a business unit within iVillage that provides production and back-end provisioning for customers in need of these services. iVillage recognizes revenues from production services based upon actual hours worked at iVillage's negotiated hourly rates and/or fixed fees stipulated in contracts.

         PAG is a comprehensive source of information and program linkage to the women's market around the world and offers an extensive database of women's organizations and Web sites in the nation to subscribing companies and members. Revenues from PAG are generated primarily through subscription-based programs that convey current best practices for women and diversity issues in the workplace. iVillage recognizes revenue from these subscriptions ratably over the term of the contract.

         Revenues from the e-commerce portion of Astrology.com consist of the sale of astrological charts and other related products to visitors to the Astrology.com Web site. iVillage recognizes revenues from Astrology.com product sales, net of any discounts, when products are shipped to customers and the collection of the receivable is reasonably assured.

         iVillage received fees from licensing portions of its content in connection with its agreement with PlanetRx.com, Inc. These fees were recognized on a straight-line basis over the life of the contract, which ended in the first quarter of 2002.

         iVillage has and expects to continue to receive revenues from new initiatives involving subscription-based properties and the sale of research. While iVillage believes that one or both of these new initiatives will develop into a recurring source of significant revenues, iVillage can make no assurance that it will be successful in any of these endeavors.

Goodwill

         Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

Intangible Assets

         iVillage assesses the recoverability of its intangible assets by determining whether the unamortized balance over its remaining life can be recovered through forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment is made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk associated when estimating future discounted cash flows. Future cash flows are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Results of Operations

Revenues

         Revenues were approximately $15.1 million for the three months ended March 31, 2002, which represents an increase of approximately 20% when compared with the three months ended March 31, 2001. The increase in revenues was primarily due to the acquisitions of Women.com and PAG resulting in identifiable incremental revenues of approximately $0.9 million and $0.7 million, respectively, as well as revenues from new initiatives involving subsciption-based properties and research resulting in revenues of approximately $0.3 million and $1.0 million, respectively. Sponsorship and advertising revenues were approximately $10.2 million for the three months ended March 31, 2002, compared to approximately $11.1 million for the corresponding period in 2001. Sponsorship and advertising revenues accounted for approximately 68% and 88% of total revenues for the three months ended March 31, 2002 and 2001, respectively. Revenues from Lamaze Publishing and The Newborn Channel accounted for approximately 30% of sponsorship and advertising revenues for the three months ended March 31, 2002 and 2001, respectively.

         Included in sponsorship and advertising revenues are barter transactions, which accounted for approximately 9% and 5% of sponsorship and advertising revenues for the three months ended March 31, 2002 and 2001, respectively.

         Included in revenues are production fees received from work performed (primarily for Hearst) by the iVillage Solutions unit, which accounted for approximately 10% of total revenues for the three months ended March 31, 2002. Since iVillage Solutions was a new unit formed in the third quarter of 2001, there are no comparative numbers for the corresponding period.

         Included in revenues are subscription-based fees derived from the services provided by PAG which accounted for approximately 5% of total revenues for the three months ended March 31, 2002. PAG was acquired in the third quarter of 2001, and consequently there are no comparative numbers for the corresponding period in 2001.

         Included in revenues are fees received from licensing portions of iVillage's content, and fees from chart sales through Astrology.com, which accounted for approximately 9% and 12% of total revenues for the three months ended March 31, 2002 and 2001, respectively.

         Included in revenues are fees from new initiatives involving subscription-based properties and the sale of research which accounted for approximately 8% of total revenues for the three months ended March 31, 2002. These new initiatives were commenced in the later part of 2001, and consequently there are no comparative numbers for the corresponding period in 2001.

         For the three months ended March 31, 2002 and 2001, revenues from iVillage's five largest customers accounted for approximately 45% and 33% of total revenues, respectively. Three advertisers, Hearst, Procter and Gamble and Unilever accounted for approximately 13%, 11%, and 10%, respectively, of iVillage's total revenues for the three months ended March 31, 2002. One customer, Unilever, accounted for 13% of total revenues for the three months ended March 31, 2001. At March 31, 2002, Unilever and Procter and Gamble accounted for approximately 18% and 15% of the net accounts receivable, respectively, and at December 31, 2001, Hearst and Unilever accounted for approximately 14% and 10% of the net accounts receivable, respectively.

Operating Expenses

         Editorial, Product Development and Technology. Editorial, product development and technology expenses consist primarily of payroll and related expenses for the editorial, technology, Web site design and production staffs, severance costs for terminated employees, the cost of communications, related expenditures necessary to support iVillage's Web sites, software development, technology and support operations, and an allocation of facility expenses, which is based on the number of personnel. Editorial, product development and technology expenses for the three months ended March 31, 2002 were approximately $6.7 million, or 44% of total revenues. Editorial, product development and technology expenses were approximately $8.9 million, or 70% of total revenues, for the corresponding period in 2001. The decrease between the comparable periods was primarily attributable to a decrease of salaries, severance and related benefits of approximately $0.8 million, renegotiation of expenditures necessary to support iVillage's Web sites of approximately $0.2 million, lower production costs for Lamaze Publishing's publications of approximately $0.4 million, and lower facility costs resulting in a decreased facilities allocation of approximately $0.3 million. Editorial, product development and technology expenses decreased as a percentage of total revenues for the three months ended March 31, 2002, as compared to the same period in 2001, as a result of the benefits recognized from cost reduction initiatives implemented throughout 2001 coupled with an increase in revenues.

         Sales and Marketing. Sales and marketing expenses consist primarily of costs related to distribution agreements, payroll and expenses for sales and marketing personnel, severance costs for terminated employees, commissions, advertising and other marketing-related expenses, and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the year ended March 31, 2002 were approximately $11.4 million, or 76% of total revenues. Sales and marketing expenses were approximately $9.0 million, or 72% of total revenues, for the comparable period in 2001. The dollar increase in sales and marketing expenses for the three-month period ended March 31, 2002, as compared to 2001, was primarily attributable to the negotiated advertising spend and termination of an advertising agreement with NBC resulting in charges of approximately $1.3 million and $4.1 million, respectively, offset by the benefits of cost reduction initiatives implemented throughout 2001 which resulted in an approximately $0.6 million decrease in advertising expenses, a decrease in payroll, severance and related benefits of $1.0 million, and a decrease in AOL distribution costs of approximately $0.8 million. Sales and marketing expenses increased as a percentage of total revenues for the three months ended March 31, 2002, compared to the comparable period in 2001, as a result of the one-time NBC termination charge.

         Included in sales and marketing expenses are barter transactions, which amounted to approximately 7% and 6% of sales and marketing costs during the three months ended March 31, 2002 and 2001, respectively.

         General and Administrative. General and administrative expenses consist primarily of payroll and related expenses and benefits and related costs for general corporate overhead, including executive management, finance, allocated facilities, human resources and legal, severance costs for terminated employees, and other professional fees. General and administrative expenses for the three months ended March 31, 2002 were approximately $2.8 million, or 19% of total revenues. For the comparable period in 2001, general and administrative expenses were approximately $3.2 million, or 26% of total revenues. The decrease in general and administrative expenses for the comparable three-month period was primarily due to a decrease in salaries, severance and related benefits of approximately $0.7 million, offset by the acquisition of PAG resulting in incremental costs of approximately $0.2 million. General and administrative expenses decreased as a percentage of total revenues for the three months ended March 31, 2002, compared to the comparable period in 2001, as a result of the benefits recognized from cost reduction initiatives implemented throughout 2001 coupled with an increase in revenues.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 2002 were approximately $3.0 million, or 20% of total revenues. For 2001, depreciation and amortization expenses were approximately $4.3 million, or 34% of total revenues. The dollar decrease in depreciation and amortization for the comparable three-month period was primarily due to the adoption of the provisions of SFAS No. 142.

Interest Income, Net

         Interest income, net includes primarily interest income from iVillage's cash balances. Interest income, net for the three months ended March 31, 2002 was approximately $0.2 million, or 1% of total revenues. For the same period in 2001, interest income, net was approximately $0.9 million, or 7% of total revenues. The decrease between 2002 and 2001 was due to lower average net cash and cash equivalents balances and lower interest rates in 2002 as compared to 2001.

Net Loss

         iVillage recorded a net loss of approximately $17.9 million, or $0.34 per share, for the three months ended March 31, 2002. For the same period in 2001, iVillage recorded a net loss of approximately $12.2 million, or $0.41 per share. The increase in net loss for the three months ended March 31, 2002 was primarily due to the adoption of SFAS 142 which resulted in a change of accounting principle charge of approximately $9.2 million, offset by increased revenues of approximately $2.5 million.

Recent Events

Promotions.com

         On April 18, 2002, the Company closed its tender offer for Promotions.com acquiring 82.3% of the outstanding shares of Promotions.com common stock. In accordance with the terms of the merger agreement, Promotions.com stockholders received 0.1041 shares of iVillage common stock and $0.64 in cash for each share of Promotions.com common stock validly tendered and not withdrawn. The exchange ratio was determined in accordance with a formula set forth in the merger agreement based on the average of the closing sale prices of iVillage common stock on Nasdaq for the five trading days ending April 16, 2002, which average was $2.198. The Company expects to acquire the remaining outstanding Promotions.com shares and close the merger on May 24, 2002 at a special meeting of stockholders of Promotions.com.

Hearst

         In April 2002, the Company and Hearst amended the magazine content license and hosting agreement to provide that, if a shortfall in production fees occurs in the first year of the agreement, then Hearst must place additional advertising in an amount equal to 40% of the production fee shortfall. The Company's guaranteed advertising royalty to Hearst would be reduced on a pro rata basis for any production fee shortfall in the first year of the agreement.

Liquidity and Capital Resources

         Financial Reporting Release No. 61, which was recently released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. iVillage currently does not maintain any off-balance sheet arrangements.

         As of March 31, 2002, iVillage had approximately $28.9 million in cash and cash equivalents and approximately $8.5 million of restricted cash. Cash equivalents consists of money market accounts. The restricted cash consists of money held for a letter of credit collateralizing a real estate lease for iVillage's office space. iVillage maintains its cash and cash equivalents in highly rated financial institutions.

         iVillage has sustained net losses and negative cash flows from operations since its inception. iVillage's ability to meet its obligations in the ordinary course of business is dependent upon its ability to achieve profitable operations and/or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. Unless the market price of the Company's common stock increases dramatically, it is unlikely that the Company will be able to raise funds through a public offering of its common stock, although management believes that it could raise funds through a private placement of its common stock. However, iVillage can make no assurance that it will achieve profitable operations or that it will be able to raise adequate financing from other sources. Due primarily to the Company's lack of profitability, it is unlikely that the Company will be able to obtain bank financing. Management believes that iVillage's current funds will be sufficient to enable iVillage to meet its planned expenditures through the next twelve months. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources, if those resources were not available on terms acceptable to iVillage, although there can be no assurances in this regard.

         iVillage has and expects to continue to reduce its costs. In the past the Company has achieved cost reductions through increased managerial efficiencies and several expense reduction initiatives targeted at certain expenses, including without limitation, reduced advertising, targeted staff reductions and reduced company employee benefit plan costs, as well as other initiatives.

         Net cash used in operating activities decreased to approximately $2.1 million for the three months ended March 31, 2002, from approximately $9.1 million for the same period in 2001. The overall decrease in net cash used in operating activities resulted primarily from a decrease in net loss, less adjustments, of approximately $2.4 million, a decrease in restricted cash and other assets of approximately $4.1 million primarily due to the one-time charge for the termination of the NBC agreement and a decrease in moneys spent for accounts payable and accrued expenses of approximately $1.8 million, offset by an increase in deferred revenue of approximately $1.2 million. The decrease in net loss, less adjustments, was primarily due to an increase in revenues of approximately $2.5 million in the first quarter 2002 as compared to the comparable period in 2001.

         Net cash used in investing activities was approximately $0.2 million for the three months ended March 31, 2002, compared to approximately $3.9 million for the three months ended March 31, 2001. The overall decrease in net cash used in investing activities for the three months ended March 31, 2002 compared to the comparable period in 2001 was a result of lower fixed asset purchases in 2002 of approximately $2.3 million, and the purchase of an additional 30.1% interest in Cooperative Beauty Ventures L.L.C. of approximately $1.1 million in the first quarter of 2001.

         Net cash provided by financing activities amounted to approximately $1.4 million for the three months ended March 31, 2002, compared to approximately $1.3 million for the three months ended March 31, 2001. The overall increase in cash provided by financing activities for the three months ended March 31, 2002 compared to the comparable period in 2001 was due to the exercise of stock options in the first quarter of 2002.

         In March 2001, iVillage purchased an additional 30.1% of Cooperative Beauty Ventures, L.L.C. from Unilever for $1.5 million, thereby increasing its ownership to 80.1%. The agreement revised iVillage's funding obligation and provides that iVillage will fund the ongoing business and operations of this venture, not to exceed $7.0 million, and terminates Unilever's funding obligation. As of March 31, 2002, iVillage has contributed approximately $1.9 million to the venture.

         Unilever can exercise a "put" option to require iVillage to purchase Unilever's remaining ownership interest in the venture for fair market value at any time after September 30, 2002, or at any earlier time if the venture permits any person to use the "Substance" mark other than in connection with the venture's business or the venture fails to use the "Substance" mark in connection with its business from and after May 1, 2001. At any time on or after September 30, 2002, iVillage can exercise a "call" option to require Unilever to sell its remaining interest in the venture to iVillage for fair market value; provided, however, that Unilever can exercise a "call" option superior to iVillage's "call" option to purchase a portion of iVillage's interest in the venture for fair market value, up to a limit of 50% of the venture's ownership. These "put" and "call" options must be paid in cash. If iVillage was required to purchase Unilever's remaining ownership interest in the venture pursuant to the exercise of one of these options, iVillage does not believe the amount of cash payable would be material and expects that it would fund this obligation with its working capital. In addition, at any time on or after September 30, 2002, Unilever can exercise a "call" option to purchase a portion of iVillage's membership interest in the venture for fair market value, up to a limit of 50% of the venture's ownership. As a result of the purchase transaction described above, iVillage gained operational control of the venture and the venture was consolidated within iVillage's financial statements beginning in March 2001.

         In addition, iVillage amended its February 2000 advertising agreement with Unilever. The amendment increased Unilever's advertising purchase commitment to $14.5 million from $12.0 million. Through March 31, 2002, iVillage had earned approximately $9.8 million under the advertising agreement and approximately $4.7 million of the advertising purchase commitment remains from April 1, 2002 through March 31, 2003.

         Pursuant to an amended and restated magazine content license and hosting agreement with Hearst, Hearst has committed to purchase from iVillage between $15.0 million and $21.0 million of production and advertising services over a three-year period. This agreement also provides for revenue sharing between Hearst and iVillage with respect to advertising revenues obtained by iVillage from the Hearst magazine Web sites and iVillage's other Web sites containing substantial Hearst content. This revenue-sharing arrangement requires that iVillage pay Hearst a royalty payment, based on net advertising revenues, of at least $3.9 million during the three-year term of the agreement. This amount would be reduced on a pro rata basis if Hearst fails to expend a minimum of $5.0 million in production fees in the second and third years of the agreement. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Events".

         Women.com has been party to a multi-year advertising agreement with Procter and Gamble since July 2000. iVillage had earned approximately $3.3 million under this advertising agreement through March 31, 2002, and approximately $7.7 million of the advertising purchase commitment remains from April 1, 2002 through June 30, 2003.

         In December 2001, concurrent with the termination of Women.com's agreement with AOL, iVillage entered into an advertising agreement with AOL pursuant to which AOL delivered a guaranteed amount of impressions during the period from December 2001 through January 2002. In consideration of these services, iVillage paid AOL $0.7 million.

         On February 11, 2002, iVillage announced its intention to acquire Promotions.com through an exchange offer and merger transaction. The overall transaction has an approximate aggregate value of $13.3 million. Under the terms of the merger agreement, iVillage will issue an aggregate of approximately $3.5 million in shares of iVillage common stock, as well as approximately $9.8 million in cash, which represents a distribution of all cash less accrued liabilities and other reserves of Promotions.com.

         On February 22, 2002, iVillage amended its advertising and promotional agreement with NBC, pursuant to which NBC released iVillage from its obligation to make the remaining approximately $4.6 million in cash payments and to place any additional advertising on NBC, in exchange for the purchase of approximately $1.3 million in telecast spots in February 2002 by iVillage and the forfeiture of iVillage's right to the remaining approximately $4.1 million of prepaid advertising.

         In March 2002, iVillage entered into a new one-year financial advisory agreement with Allen & Company Incorporated ("Allen & Company") pursuant to which Allen & Company has agreed to act as iVillage's financial advisor with respect to various matters from time to time. iVillage paid Allen & Company an initial non-refundable fee of $505,000 in April 2002, which fee shall be credited towards any additional fees payable to Allen & Company for services rendered pursuant to this agreement.

         iVillage leases office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under noncancelable operating leases as of March 31, 2002 for the next five years:

         Year Ending March 31,                              (in thousands)
         2003 ..................................               $ 5,844
         2004 ..................................                 4,439
         2005 ..................................                 4,160
         2006 ..................................                 4,020
         2007 ..................................                 3,915
                                                               -------
                                                               $22,378
                                                               =======

         iVillage anticipates receiving from the landlord of its New York headquarters the remaining approximately $0.8 million for reimbursement of certain construction expenses in 2002.

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

Recent Accounting Pronouncements

         Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment. Upon completion of the transitional impairment test, the fair value for one of the Company's reporting units did not exceed the reporting unit's carry amount and an impairment was recorded of approximately $9.2 million (See Note 2 in the Notes to Condensed Consolidated Financial Statements (Unaudited)).

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

Risk Factors That May Affect Results of Operations and Financial Condition

Risks Relating to the Proposed Merger with Promotions.com

The market price of iVillage common stock may decline after completion of the merger of an iVillage subsidiary with and into Promotions.com (the "Merger").

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

        iVillage's stock price has been volatile and should be expected to continue to fluctuate.

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


         Successful integration of Promotions.com's operations, technology, Web sites, products, customers and personnel will place a significant burden on the management and internal resources of iVillage. The diversion of the attention of management and any difficulties encountered in the transition and integration process could have a material adverse effect on iVillage's future business, financial condition and results of operations.

If iVillage does not successfully integrate the business and operations of Promotions.com, iVillage's financial results and its ability to achieve profitability will be adversely affected.

         iVillage has commenced the integration of Promotions.com's operations, technology, Web sites, products, customers and personnel. iVillage will strive to maintain the companies' relationships with key customers. Integration efforts may be difficult and unpredictable because of possible cultural conflicts and different opinions on strategic plans, personnel and other decisions. iVillage does not know whether it will be successful in these integration efforts and it cannot assure you that it will be able to integrate the business and operations of Promotions.com in a timely and efficient manner. If iVillage cannot successfully integrate Promotions.com's operations, technology, Web sites, products, customers and personnel and maintain iVillage's and Promotions.com's relationships with key customers, the business, financial condition and results of operations of iVillage may be seriously harmed.

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

         o the benefits that iVillage expects to realize from the Merger would not be realized; and

         o the diversion of management attention from the day-to-day business of iVillage and the unavoidable disruption to its employees and its relationships with customers and joint venturers during the period before consummation of the Merger may make it difficult for iVillage to regain its market position if the Merger does not occur.

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

         iVillage has not achieved profitability and iVillage expects to continue to incur operating losses for the foreseeable future. iVillage incurred net losses attributable to common stockholders of approximately $17.9 million for the three months ended March 31, 2002, approximately $48.5 million for the year ended December 31, 2001, and approximately $191.4 million for the year ended December 31, 2000. As of March 31, 2002, iVillage's accumulated deficit was approximately $450.7 million.

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

         iVillage depends on a limited number of customers for a significant portion of its revenues. For the three months ended March 31, 2002 and 2001, revenues from iVillage's five largest customers accounted for approximately 45% and 33% of total revenues, respectively. Three advertisers, Hearst, Procter and Gamble and Unilever accounted for approximately 13%, 11%, and 10%, respectively, of iVillage's total revenues for the three months ended March 31, 2002. One customer, Unilever, accounted for 13% of total revenues for the three months ended March 31, 2001. At March 31, 2002, Unilever and Procter and Gamble accounted for approximately 18% and 15% of the net accounts receivable, respectively, and at December 31, 2001, Hearst and Unilever accounted for approximately 14% and 10% of the net accounts receivable, respectively. iVillage anticipates that its results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. In addition, iVillage's largest customers have in the past varied over time, and iVillage anticipates that they will continue to do so in the future. Consequently, the loss of even a small number of iVillage's largest customers at any one time may adversely affect iVillage's business, financial condition and results of operations, unless iVillage is able to enter into a sufficient number of new comparable contracts.

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

         o bankruptcies or other payment defaults of companies that are a source of advertising revenues;

         o volatility in the Internet market and the high number of companies decreasing their marketing budgets;

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

         iVillage currently anticipates that its existing cash and cash equivalents will be sufficient to meet its anticipated capital expenditures and working capital requirements for at least the next 12 months. The amount of cash and cash equivalents that will be available to iVillage on consummation of the Merger cannot be accurately predicted, however, and depends on many factors, including the amount of revenues received and expenses incurred by each company during the period prior to the date on which the Merger is completed. Accordingly, iVillage may need to raise additional funds in the future to fund its operations. iVillage can make no assurances that additional financing will be available to iVillage on acceptable terms, or at all. In particular, unless the market price of iVillage's common stock increases dramatically, it is unlikely that iVillage will be able to raise funds through a public offering of its common stock. Due to iVillage's lack of profitability, it is also unlikely that iVillage would be able to obtain any bank financing. If anticipated operating results are not achieved, management of iVillage has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources if those resources were not available on terms acceptable to iVillage, although iVillage can make no assurarances in this regard.

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

As of March 31, 2002, Hearst owned approximately 30.2% of the outstanding shares of iVillage common stock and had three representatives on the iVillage Board of Directors; therefore, Hearst is able to significantly influence iVillage's corporate direction and policies.

         As of March 31, 2002, Hearst owned approximately 30.2% of the outstanding shares of iVillage's common stock, assuming that all of the shares of Women.com held by former Women.com stockholders had been exchanged for shares of iVillage common stock, in which case there would have been 53,434,138 shares of iVillage common stock outstanding. In addition, Hearst holds a warrant entitling it to purchase 2,065,695 shares of iVillage's common stock.

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

         Many of the entities with which iVillage competes for acquisition candidates and joint venture partners have greater financial resources than those of iVillage. In addition, iVillage's acquisition program has been materially adversely affected by the substantial decline in the market price of iVillage's common stock over the last several years.

         If, despite these factors, iVillage is successful in entering into additional business combinations, acquisitions and joint ventures, iVillage's business, financial condition and results of operations could be materially and adversely affected if iVillage is unable to integrate the operations of the acquired companies or joint ventures. iVillage's ability to integrate the operations of the acquired companies or joint ventures will depend, in part, on iVillage's ability to overcome or address:

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

         Historically, AOL has accounted for a significant portion of iVillage's online traffic. Although it is difficult to measure accurately, iVillage believes that AOL accounts for approximately 10% to 12% of iVillage's user traffic. iVillage's primary agreement with AOL expired on December 31, 2001, Women.com terminated its agreement with AOL in December 2001 and iVillage's agreement with AOL related to Astrology content expires in June 2002. Although iVillage is currently negotiating a new AOL agreement, there is no assurance that iVillage will be able to enter into an acceptable agreement with AOL or that AOL will not discontinue carrying iVillage's content. AOL is not prohibited from carrying online sites or developing and providing content that competes with iVillage's Web sites, and AOL currently carries competing Web sites. As a result of the expiration or termination of iVillage's agreements with AOL, or if AOL decides to discontinue carrying iVillage content, traffic to iVillage's Web sites may decline and iVillage's business, financial condition and results of operations could be materially adversely affected.

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

         iVillage's principal investors, such as AOL, Rho Capital Partners, Inc. and Hearst, may have conflicts of interests by virtue of investments in other companies that may compete with iVillage. These investments may result in a conflict of interest for iVillage's principal investors or result in the diversion of attractive business opportunities from iVillage's principal investors to another company. iVillage is unable to determine all of the competing investments held by these principal investors. In addition, iVillage does not have the ability to constrain the investment activity of any of its principal investors and therefore cannot predict the extent of any future investments in businesses that are competitive with iVillage.

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

         In addition, through iVillage.com, Women.com, Lamaze Publishing and iVillage Integrated Properties, Inc., iVillage distributes publications and broadcasts over its Web sites, The Newborn Channel and The Wellness Channel information and advice regarding healthcare, childbirth, infant care and financial and tax issues. iVillage may be exposed to liability claims in connection with this information.

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

         Although iVillage believes that its technologies do not infringe upon the intellectual property rights of others, third parties have in the past asserted, and could assert in the future, claims of patent, trademark or copyright infringement or misappropriation of creative ideas or formats against iVillage with respect to iVillage's use of domain names, iVillage's content, Web page formats, Web business methods or any third party content it carries. iVillage expects that participants in iVillage's markets will continue to be subject to infringement claims. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention, require iVillage to enter into costly royalty or licensing arrangements or prevent iVillage from using important technologies, ideas or formats, any of which could materially harm iVillage's business, financial condition or results of operations.

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

iVillage's operation of Lamaze Publishing, The Newborn Channel and The Wellness Channel poses a number of risks that could materially adversely affect iVillage's business strategy.

         There are a number of risks in operating Lamaze Publishing, The Newborn Channel and The Wellness Channel, which are primarily non-Internet businesses, including:

         o the competitiveness of the media, television and publishing industries;

         o iVillage's limited experience in operating a multi-media publishing and television company;

         o iVillage's ability to identify and predict trends in a timely manner that may impact consumer tastes in baby-related information in Lamaze Publishing's publications and on The Newborn Channel and health-related information on The Wellness Channel;

         o iVillage's ability to continue to sell advertising and sponsorships on its Web sites and in Lamaze Publishing's magazines, videos and Web site, and on The Newborn Channel and The Wellness Channel;

         o iVillage's ability to continue to commercialize and protect the Lamaze mark; and

         o iVillage's ability to maintain and market the Lamaze.com Web site.

         iVillage's inability to perform the functions required for the operation of Lamaze Publishing, The Newborn Channel and The Wellness Channel in an efficient and timely manner could result in a disruption of operations of Lamaze Publishing, The Newborn Channel and The Wellness Channel that could have a material adverse effect on iVillage's business strategy.

Satellite transmissions over The Newborn Channel and The Wellness Channel may be interrupted.

         Through iVillage Integrated Properties, Inc., iVillage operates The Newborn Channel, a satellite television network broadcast in approximately 1,100 hospitals in the United States. iVillage also plans to commence broadcast of The Wellness Channel in selected hospitals. There is a risk that the satellite from which the transmission is sent may malfunction, interrupting broadcasts of The Newborn Channel or The Wellness Channel. In the event this occurs, there may be a period of time before The Newborn Channel or The Wellness Channel can transmit to and from another satellite. Any interruption in iVillage's ability to transmit The Newborn Channel and The Wellness Channel could have an adverse effect on its business. In addition, extreme adverse weather or third parties could damage or disable receivers and transmitters on the ground and hinder transmissions.

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

         Number            Description

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

         4.1 Form of Registrant's common stock certificate (incorporated by reference from Exhibit 4.1 to Registration Statement File No. 333-68749).

        10.1 Amendment to Letter Agreement, dated February 22, 2002, between the National Broadcasting Company, Inc. and the Registrant (incorporated by reference from Exhibit 10.13 to Registration Statement File
                           No. 333-84532).

        11                 Statement re: computation of earnings per share

 (b)    Reports on Form 8-K

        Reports on Form 8-K were filed on February 12, 2002 and February 15, 2002, each reporting under Item 5 and Item 7.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                iVILLAGE INC.
                                (Registrant)


Dated:  May 15, 2002        By: /s/ Douglas W. McCormick
                                ----------------------------------------
                                Douglas W. McCormick
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)

Dated:  May 15, 2002        By: /s/ Scott Levine
                                ----------------------------------------
                                Scott Levine
                                Chief Financial Officer (Principal
                                Accounting and Financial Officer)

                                  EXHIBIT INDEX

         Number            Description

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

         4.1 Form of Registrant's common stock certificate (incorporated by reference from Exhibit 4.1 to Registration Statement File No. 333-68749).

        10.1 Amendment to Letter Agreement, dated February 22, 2002, between the National Broadcasting Company, Inc. and the Registrant (incorporated by reference from Exhibit 10.13 to Registration Statement File
                           No. 333-84532).

        11                 Statement re: computation of earnings per share