Form 10-Q
period 2002-06-30
IVILLAGE INC
filed 2002-08-14
CIK 1074767

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


          For the transition period from             to


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 55,137,374 shares of common stock as of August 13, 2002.

                                  iVillage Inc.
                                    Form 10-Q
                       For the Quarter ended June 30, 2002

                                      Index


PART I           FINANCIAL INFORMATION.                                                                        Page(s)

Item 1.          Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001 ......................1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 (Unaudited) and 2001 (Unaudited) .............................................................2

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2002 (Unaudited) and 2001 (Unaudited) .............................................................3

Notes to Condensed Consolidated Financial Statements (Unaudited)................................................. 4

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................................................. 11

Item 3.          Quantitative and Qualitative Disclosures About Market Risk...................................... 29


PART II          OTHER INFORMATION

Item 1.          Legal Proceedings...............................................................................30

Item 2.          Changes in Securities and Use of Proceeds.......................................................30

Item 3.          Defaults Upon Senior Securities.................................................................30

Item 4.          Submission of Matters to a Vote of Security Holders.............................................30

Item 5.          Other Information...............................................................................30

Item 6.          Exhibits and Reports on Form 8-K................................................................31


Signatures.......................................................................................................32

Exhibit Index....................................................................................................33


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         iVillage Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (Unaudited)


                                                                  June 30,   December 31,
                                                                     2002        2001
                                                                  --------   ------------
                               Assets
Current assets:
Cash and cash equivalents ....................................   $  26,681    $  29,831
Accounts receivable, less allowance for doubtful accounts of
  $1,848 and $2,286, respectively ............................       7,963        6,722
Other current assets .........................................       8,198       13,668
                                                                 ---------    ---------
         Total current assets ................................      42,842       50,221

Restricted cash ..............................................       8,474        8,474
Fixed assets, net ............................................      19,776       21,465
Goodwill, net ................................................      27,305       31,928
Intangible assets, net .......................................      17,478       19,975
Other assets .................................................         319          324
                                                                 ---------    ---------
         Total assets ........................................   $ 116,194    $ 132,387
                                                                 =========    =========

                Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses ........................   $  13,675    $  16,070
Deferred revenue .............................................       3,833        2,734
Deferred rent ................................................         348          348
Current liabilities of discontinued operations, net ..........          93          103
                                                                 ---------    ---------
         Total current liabilities ...........................      17,949       19,255

Deferred rent, net of current portion ........................       4,100        4,273
                                                                 ---------    ---------
         Total liabilities ...................................      22,049       23,528
Minority interest ............................................         188          102

Commitments and contingencies (See Note 6)

Stockholders' equity:
Preferred stock - par value $.01, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2002 and
   December 31, 2001, respectively ...........................          --           --
Common stock - par value $.01, 200,000,000 shares authorized;
   56,319,316 and 53,812,285 shares issued at June 30, 2002
   and December 31, 2001, respectively; 55,115,870 and
   52,608,839 shares outstanding as of June 30, 2002 and
   December 31, 2001, respectively ...........................         563          538
Additional paid-in capital ...................................     548,926      544,006
Accumulated deficit ..........................................    (454,281)    (432,781)
Treasury stock at cost (1,203,446 shares) ....................        (502)        (502)
Stockholders' notes receivable ...............................        (691)      (1,982)
Unearned compensation and deferred advertising ...............         (58)        (522)
                                                                 ---------    ---------
         Total stockholders' equity ..........................      93,957      108,757
                                                                 ---------    ---------
         Total liabilities and stockholders' equity ..........   $ 116,194    $ 132,387
                                                                 =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations

                    (in thousands, except per share amounts)
                                   (Unaudited)

                                               Three months ended June 30,  Six months ended June 30,
                                                    2002         2001         2002         2001
                                                  --------     --------     --------     --------
Revenues .....................................    $ 16,072     $ 11,449     $ 31,139     $ 24,022

Operating expenses:
     Editorial, product development and
       technology ............................       7,302        9,191       13,983       18,047
     Sales and marketing .....................       5,471        8,519       10,672       16,958
     Sales and marketing - NBC/Hearst expenses         708        2,140        2,867        2,780
     Termination of NBC advertising contract..          --           --        4,084           --
     General and administrative ..............       3,308        5,634        6,122        8,844
     Depreciation and amortization ...........       2,975        5,143        5,934        9,439
                                                  --------     --------     --------     --------
         Total operating expenses ............      19,764       30,627       43,662       56,068
                                                  --------     --------     --------     --------

Loss from operations .........................      (3,692)     (19,178)     (12,523)     (32,046)
Interest income, net .........................         122          563          285        1,421
Other income, net ............................          --           --           --           87
Write-down of investments ....................          --           --           --         (104)
Loss from unconsolidated joint venture .......          --           --           --         (127)
                                                  --------     --------     --------     --------
Net loss before minority interest and
     cumulative effect of change in accounting
     principle ...............................      (3,570)     (18,615)     (12,238)     (30,769)

Minority interest ............................         (34)         130          (81)         109
                                                  --------     --------     --------     --------
Net loss before cumulative effect of change in
     accounting principle ....................      (3,604)     (18,485)     (12,319)     (30,660)
Cumulative effect of change in accounting
     principle ...............................          --           --       (9,181)          --
                                                  --------     --------     --------     --------
Net loss .....................................    $ (3,604)    $(18,485)    $(21,500)    $(30,660)
                                                  ========     ========     ========     ========
Per share data:
Net loss before cumulative effect of change in
     accounting principle per share ..........    $  (0.07)    $  (0.56)    $  (0.23)    $  (0.97)
Cumulative effect of change in accounting
     principle per share .....................          --           --        (0.17)          --
                                                  --------     --------     --------     --------
Basic and diluted net loss per share .........    $  (0.07)    $  (0.56)    $  (0.40)    $  (0.97)
                                                  ========     ========     ========     ========
Weighted average shares of common stock
     outstanding used in computing basic and
     diluted net loss per share ..............      54,860       33,250       54,135       31,487
                                                  ========     ========     ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                 (in thousands)
                                   (Unaudited)

                                                  Three months ended            Six months
                                                       June 30,               ended June 30,
                                                  2002         2001         2002         2001
                                                --------     --------     --------     --------
Cash flows from operating activities:
   Net loss ................................    $ (3,604)    $(18,485)    $(21,500)    $(30,660)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Impairment of goodwill (change in
    accounting principle) ..................          --           --        9,181           --
   Depreciation and amortization ...........       2,975        5,143        5,934        9,439
   Non-cash print advertising expense ......         708           --        1,165           --
   Expense recognized in connection
    with issuance of warrants and stock
    options ................................          69          680          518        1,375
   Minority interest .......................          34         (130)          81         (109)
   Provision for bad debt expense ..........          18           81          (54)         (21)
   Deferred rent amortization ..............         (86)         (90)        (173)        (181)
   Loss from unconsolidated joint venture ..          --           --           --          127
   Write-down of investments ...............          --           --           --          104
Changes in operating assets and liabilities:
   Accounts receivable .....................        (682)       1,527            4        4,615
   Restricted cash and other assets ........        (692)        (658)       5,048          900
   Accounts payable and accrued expenses ...      (1,888)          28       (5,751)      (5,706)
   Deferred revenue ........................         664         (861)         958       (1,796)
                                                --------     --------     --------     --------
Net cash used in operating activities ......      (2,484)     (12,765)      (4,589)     (21,913)
                                                --------     --------     --------     --------
Cash flows from investing activities:
   Purchase of fixed assets ................        (181)      (1,595)        (356)      (4,098)
   Cash paid of $10,432 less cash
    acquired of $10,198 for acquisition
    of Promotions.com, Inc. ................        (234)          --         (234)          --
   Cash paid of $3,210 less cash
    acquired of $14,198 for purchase of
    Women.com ..............................          --       10,988           --       10,988
   Purchase of 30.1% of Cooperative
    Beauty Ventures, L.L.C., net of
    cash acquired of $358 ..................          --           --           --       (1,142)
   Investment in Cooperative Beauty
    Ventures, L.L.C ........................          --           --           --         (300)
                                                --------     --------     --------     --------
Net cash (used in) provided by
   investing activities ....................        (415)       9,393         (590)       5,448
                                                --------     --------     --------     --------
Cash flows from financing activities:
   Proceeds from exercise of stock options .         665           --          748           --
   Proceeds from issuance of common
    stock, net .............................          --       19,068           --       19,068
   Principal payments on stockholders'
    note receivable ........................          --        1,291        1,291        2,583
                                                --------     --------     --------     --------
Cash provided by financing activities ......         665       20,359        2,039       21,651
                                                --------     --------     --------     --------
Cash used in discontinued operations .......          --         (329)         (10)        (522)

Net (decrease) increase in cash for the
    period .................................      (2,234)      16,658       (3,150)       4,664
Cash and cash equivalents, beginning of
    period .................................      28,915       36,969       29,831       48,963
                                                --------     --------     --------     --------
Cash and cash equivalents, end of period ...    $ 26,681     $ 53,627     $ 26,681     $ 53,627
                                                --------     --------     --------     --------

  The accompanying notes are an integral part of these condensed consolidated financial statements
iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The Company

Basis of Presentation

         iVillage Inc. ("iVillage" or the "Company") was incorporated in the State of Delaware on June 8, 1995 and commenced operations on July 1, 1995. iVillage Inc. is a leading women's media company and the number one source for women's information online. iVillage includes iVillage.com, Women.com Networks, Inc. ("Women.com"), Public Affairs Group ("PAG"), Lamaze Publishing, The Newborn Channel, iVillage Solutions, Promotions.com, Inc. ("Promotions.com") and Astrology.com. iVillage.com and Women.com are leading online women's destinations providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising-supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network in approximately 1,100 hospitals nationwide. PAG is a comprehensive source of information and program linkage to the women's market around the world and offers an extensive database of women's organizations and Web sites to subscribing companies and members. Promotions.com is an internet promotions solution company which helps companies achieve their overall marketing and business objectives.

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

Unaudited Interim Financial Information

         The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the "Securities Act"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate inter-company elimination adjustments, necessary to present fairly the financial position of the Company at June 30, 2002, and the results of its operations and its cash flows for the three and six months ended June 30, 2002 and 2001, respectively. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the expected results for the full fiscal year or any future period.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


Restricted Cash

         Restricted cash consists of money held for a letter of credit securing a real estate lease for the Company's New York office space.

Revenue and Receivables

         Three advertisers, Unilever PLC (including its affiliates, "Unilever"), Procter and Gamble Company ("Procter and Gamble"), and Hearst Communications, Inc. (including its affiliates, "Hearst"), a related party, accounted for approximately 19%, 11% and 10% of total revenues for the three months ended June 30, 2002, respectively, and 15%, 11% and 11% of total revenues for the six months ended June 30, 2002, respectively. Our five largest advertisers accounted for approximately 46% and 44% of total revenues for the three and six months ended June 30, 2002, respectively. One advertiser, Unilever, accounted for approximately 17% and 15% of our total revenues for the three and six months ended June 30, 2001, respectively, and our five largest advertisers accounted for approximately 31% and 30% of total revenues, respectively. At June 30, 2002, Unilever and Procter and Gamble accounted for approximately 36% and 14% of the net accounts receivable, respectively, and at December 31, 2001, Hearst and Unilever accounted for approximately 14% and 10% of the net accounts receivable, respectively.

         Included in sponsorship and advertising revenues are barter transactions, which totaled approximately $0.9 million and $1.8 million, or 7% and 8%, of sponsorship and advertising revenues for the three and six months ended June 30, 2002, respectively, and approximately $0.8 million and $1.3 million, or 7% and 6%, for the comparable periods in 2001.

Net Loss Per Share

         Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

         Included in the June 30, 2002 calculation of weighted average number of shares of common stock outstanding are 387,309 shares which have not been issued. These shares are being held for former Women.com and Promotions.com stockholders that have not yet exchanged their respective shares for shares of the Company as of the balance sheet date.

         Stock options and warrants in the amount of 13,538,450 shares and 10,983,383 shares for the six months ended June 30, 2002 and 2001, respectively, were not included in the computation of diluted net loss per share as they were anti-dilutive as a result of net losses during the period presented.

Recent Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 145 "Rescission of SFAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" ("SFAS 145"). SFAS 145 becomes effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption will not have a material impact on the Company's financial position and results of operations.

         In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The provisions of SFAS 146 shall be effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The adoption will not have a material impact on the Company's financial position and results of operations.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 2 - Goodwill and Intangible Assets

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment. Upon completion of the transitional impairment test, the fair value for one of the Company's reporting units did not exceed the reporting unit's carry amount and an impairment was recorded of approximately $9.2 million.

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

         The following table sets forth the components of goodwill, net as of June 30, 2002 (in thousands):

                                                                                      Adjustment to
                                                                                        purchase
                           January 1, 2002     Acquisition     Impairment losses       accounting       June 30, 2002
                           ---------------     -----------     -----------------       ----------       -------------
Reporting unit - 1 .....     $ 19,116             $    --          $     --            $ (346)            $ 18,770
Reporting unit - 2 .....       10,874                  --            (9,181)               --                1,693
Reporting unit - 3 .....        1,938                  --                --              (135)               1,803
Reporting unit - 4 .....           --               5,039                --                --                5,039
                             --------             -------          ---------           -------            --------
                             $ 31,928             $ 5,039          $ (9,181)           $ (481)            $ 27,305
                             ========             =======          =========           =======            ========

         Reporting unit - 1 includes the iVillage, Women.com, Astrology.com and Cooperative Beauty Ventures, L.L.C. entities; Reporting unit - 2 includes the Lamaze Publishing and The Newborn Channel entities; Reporting unit - 3 includes PAG; Reporting unit - 4 includes Promotions.com (See Note 5 - Business Acquisitions).

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


         The following table sets forth the components of the intangible assets subject to amortization as of June 30, 2002 and December 31, 2001 (in thousands):

                                                  June 30, 2002                           December 31, 2001
                                       ------------------------------------       ----------------------------------
                                        Gross                                      Gross
                          Range of     carrying    Accumulated                    carrying   Accumulated
                         useful life    amount     amortization      Net           amount    amortization       Net
                         -----------    ------     ------------      ---           ------    ------------       ---
Advertiser list and
   customer contracts... 3-10 years      $ 19,610       $(5,841)   $ 13,769        $ 19,610      $ (4,288)   $ 15,322
Trademarks and domain
   names................ 3 years            3,144        (1,533)      1,611           2,947        (1,042)      1,905
Licensing agreement..... 10 years           2,900          (830)      2,070           2,900          (685)      2,215
Non-competition
   agreements........... 1 year               810          (810)         --             810          (405)        405
Content................. 3 years              600          (572)         28             600          (472)        128
                                         --------       -------    --------        --------      --------    --------
                                         $ 27,064       $(9,586)   $ 17,478        $ 26,867      $ (6,892)   $ 19,975
                                         ========       ========   ========        ========      =========   ========


         Amortization expense for the six months ended June 30, 2002 and 2001 was approximately $2.7 million and $6.0 million, respectively.

         Estimated amortization expense for the years ending December 31, are as follows (in thousands):


                   2002............................           $ 4,830

                   2003............................             4,089

                   2004............................             2,911

                   2005............................             1,760

                   2006............................             1,760
                                                             --------

                                                             $ 15,350
                                                             ========

         The following table provides a reconciliation of net loss for exclusion of goodwill amortization:

                                   Three months ended June 30,    Six months ended June 30,
                                         2002         2001          2002           2001
                                      ---------     --------     ----------     ----------
Net loss - as reported ...........    $  (3,604)    $(18,485)    $  (21,500)    $  (30,660)
Add: Goodwill amortization .......           --        2,668             --          4,783
                                      ---------     --------     ----------     ----------
Net loss - adjusted ..............    $  (3,604)    $(15,817)    $  (21,500)    $  (25,877)
                                      =========     ========     ==========     ==========
Per share data:
Basic  and  diluted  net  loss per
  share ............................  $   (0.07)    $  (0.56)    $    (0.40)    $    (0.97)
Add: Goodwill amortization .........         --         0.08             --           0.15
                                      ---------     --------     ----------     ----------
Adjusted basic and diluted net
  loss per share ...................  $   (0.07)    $  (0.48)    $    (0.40)    $    (0.82)
                                      =========     ========     ==========     ==========

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 3 - Discontinued Operations

Net current liabilities of discontinued operations as of June 30, 2002 were as follows (in thousands):

       Other current assets........................................  $   6
       Accounts payable and accrued expenses.......................    (99)
                                                                     -----
       Net current liabilities of discontinued operations..........  $ (93)
                                                                     =====

Note 4 - Related Party Transactions

National Broadcasting Company, Inc.

         On February 22, 2002, the Company amended its agreement with the National Broadcasting Company, Inc. ("NBC"), pursuant to which NBC released the Company from its obligation to make the remaining approximately $4.6 million in cash payments and to place any additional advertising on NBC, in exchange for the purchase of approximately $1.3 million in telecast spots in February 2002 by the Company and the forfeiture of its right to the remaining approximately $4.1 million of prepaid advertising. The approximately $4.1 million charge is included in the caption "Termination of NBC advertising contract" in the condensed consolidated statement of operations for the six months ended June 30, 2002.

AOL Time Warner Inc.

         In December 2001, iVillage entered into an advertising agreement with the America Online, Inc. division of AOL Time Warner Inc. ("AOL") pursuant to which AOL was obligated to deliver a guaranteed amount of impressions during the period of December 2001 through January 2002. In consideration of these services, iVillage paid AOL $0.7 million.

         In 2002, iVillage entered into a web pointing agreement with AOL, pursuant to which AOL may provide a link to iVillage's Web site. The agreement terminates on September 30, 2002, and in consideration of these services, iVillage paid AOL approximately $0.2 million.

         Included in the caption "Sales and marketing" in the condensed consolidated statements of operations is approximately $0.4 million and $1.2 million of expense from the Company's AOL agreements for the three and six months ended June 30, 2002, respectively, and approximately $1.2 million and $2.3 million for the comparable periods in 2001.

Hearst Communications, Inc.

         In January 2002, the Company signed contracts with Hearst to provide production and certain hosting services for two additional magazine sites, as well as The Hearst Corporation corporate Web site. The contracts for the magazine sites had an initial term of six months, and the contract for The Hearst Corporation corporate Web site has an initial term of one year, with automatic renewals unless terminated. The minimum amount of production fees for the initial term of the contracts is approximately $0.3 million.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


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

         As part of the acquisition of Women.com, the Company acquired approximately $4.9 million of prepaid print advertising in certain Hearst magazines. These ads are currently scheduled to appear through March 2003. The Company recognized approximately $0.7 million and $1.2 million of non-cash print advertising expense for the three and six months ended June 30, 2002 from this advertising. There was no non-cash print advertising expense for the comparable periods in 2001. As of June 30, 2002, included in the caption "Other current assets" in the condensed consolidated balance sheet is approximately $2.0 million of prepaid Hearst print advertising.

         Revenues, net of the royalty payment, from Hearst for the three and six months ended June 30, 2002 were approximately $1.6 million and $3.5 million, respectively. For the three and six months ended June 30, 2001, revenues from Hearst were approximately $0.1 million. As of June 30, 2002, the Company was owed, net of royalty payments, approximately $0.1 million from Hearst.

Note 5 - Business Acquisitions

Promotions.com, Inc.

         On April 18, 2002, the Company acquired 82.3% of the outstanding shares of Promotions.com common stock, a leading promotion and direct marketing company. On May 24, 2002, the Company acquired the remaining outstanding shares of Promotions.com common stock through a second-step merger. The aggregate purchase price paid was approximately $14.6 million, consisting of approximately $10.4 million of cash (inclusive of closing costs) and 1,587,191 shares of the Company's common stock. The difference between the purchase price and the fair value of the acquired assets of Promotions.com of approximately $5.0 million has been allocated on a preliminary basis to goodwill. The Company is in the process of obtaining a purchase price allocation.

         The accompanying unaudited pro forma summary presents consolidated results of operations for the Company as if the acquisition of Promotions.com had been consummated on January 1, 2001. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                              Six months ended         Year ended
                                June 30, 2002      December 31, 2001
                                -------------      -----------------
                                (in thousands, except per share data)
Revenues ...............          $ 32,730           $ 71,255
Net loss from operations          $(14,776)          $(62,910)
Net loss ...............          $(23,622)          $(58,275)
Net loss per share .....          $  (0.43)          $  (1.31)

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 6 - Commitments and Contingencies

Leases

         The Company leases office space and equipment, under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of June 30, 2002:


                   Year ending June 30:               (in thousands)
                   --------------------------------- ------------------
                   2003............................             $5,499
                   2004............................              4,271
                   2005............................              4,161
                   2006............................              3,974
                   2007............................              3,853
                                                               -------
                                                               $21,758
                                                               =======
Joint Venture

         The Company is obligated to fund the ongoing business and operations of Cooperative Beauty Ventures, L.L.C., a joint venture between the Company and Unilever, but not to exceed $7.0 million. During 2002, the Company has not been required to fund the operations of the venture, and as of June 30, 2002, iVillage has contributed, in total, approximately $1.9 million to the venture.

Litigation

         In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2002 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to iVillage from matters described would not be material to the consolidated financial statements.

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

         The Company believes that the lawsuits and claims asserted against iVillage and Women.com pursuant to these class action complaints are without merit and intends to vigorously defend against these claims. The Company does not believe that these class action lawsuits will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project," and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by or on our behalf is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond our control, in addition to those risks discussed below and in our other public filings, press releases and statements by our management, including (i) the volatile and competitive nature of the media industry, (ii) changes in domestic and foreign economic, political and market conditions, (iii) the effect of federal, state and foreign regulation on our business, (iv) the impact of recent and future acquisitions and joint ventures on our business and financial condition, (v) our ability to establish and maintain relationships with advertisers, sponsors, and other third party providers and partners, and (vi) the impact of pending litigation on our business and financial condition. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

         iVillage is a leading women's media company and the number one source for women's information online. iVillage includes iVillage.com, Women.com, PAG, Lamaze Publishing, The Newborn Channel, iVillage Solutions, Promotions.com and Astrology.com. iVillage.com and Women.com are leading online women's destinations providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network broadcast in approximately 1,100 hospitals nationwide. PAG offers an extensive database of women's organizations and Web sites to subscribing companies and members. Promotions.com is an internet promotions solution company which helps companies achieve their overall marketing and business objectives.

         The discussion and analysis below includes the results of operations of Cooperative Beauty Ventures, L.L.C. since March 1, 2001, Women.com since June 18, 2001, PAG since July 16, 2001 and Promotions.com since April 19, 2002. Cooperative Beauty Ventures, L.L.C. was accounted for under the equity method of accounting prior to March 1, 2001.

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

         In recent quarters, iVillage has experienced a shift from the larger, higher-rate, long-term sponsorship agreements that were prevalent a few years ago to smaller, lower-rate, short-term advertising agreements. The increase in these short-term agreements has made it more difficult for iVillage to accurately project future quarterly revenues.

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

         Sponsorship and advertising revenues also include revenues from Promotions.com, Inc., which generates revenues through the Web sites Webstakes.com, a Web site dedicated to Internet sweepstakes and promotions, and Promotions.com, a full service integrated Internet promotions services group.

         Webstakes.com revenues are derived principally from service contracts whereby the Company recognizes revenues based on either a "cost-per-click" or a "cost-per-action" pricing model. The contracts typically include cancellation clauses ranging from 30 to 60 days. Revenue is recognized ratably over the period during which the Company provides promotions services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. With a cost-per-click pricing model, the Company generally guarantees a minimum number of advertising impressions, and/or times that the Company's visitors are delivered to its customer's Web site. To the extent that these minimum guarantees are not met, the Company defers recognition of the corresponding revenues until the guaranteed levels are achieved. Revenue is recognized differently in a cost-per-action pricing model, which requires the Company to not only deliver the aforementioned, but also a specific user action such as purchasing a product or registering as a member of the customer's Web site in order for the Company to earn revenue. The Company recognizes revenue related to the cost-per-action pricing model when the specific action has been performed on its customer's Web site.

         Promotions.com revenues are derived principally from contracts in which the Company typically provides custom turnkey services for the creation, administration and implementation of a promotion on a customer's Web site. The Company's revenue recognition policy related to Promotions.com services is also to recognize revenues ratably over the period during which the Company provides promotions services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured.

         Sponsorship and advertising revenues also include barter revenues, which generally represent exchanges by iVillage of advertising space on its Web sites for reciprocal advertising space on or traffic from other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon iVillage's recent practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are generally recognized when iVillage's advertisements are displayed on the reciprocal Web sites or properties, which is typically in the same period as when advertisements are displayed on iVillage.com and its affiliated properties, and are included as part of sales and marketing expenses. Revenues from barter transactions were approximately $1.8 million and $1.3 million for the six months ended June 30, 2002 and 2001, respectively.

         iVillage Solutions is a business unit within iVillage that provides production and back-end provisioning for customers in need of these services. iVillage recognizes revenues from production services based upon actual hours worked at iVillage's negotiated hourly rates and/or fixed fees stipulated in contracts.

         PAG is a comprehensive source of information and program linkage to the women's market around the world and offers an extensive database of women's organizations and Web sites to subscribing companies and members. Revenues from PAG are generated primarily through subscription-based programs that convey current best practices for women and diversity issues in the workplace. iVillage recognizes revenue from these subscriptions ratably over the term of the contract.

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

         iVillage has and expects to continue to receive revenues from new initiatives involving subscription-based properties, the sale of iVillage-branded products and the sale of research. While iVillage believes that one or more of these new initiatives will develop into a recurring source of revenues, iVillage can make no assurance that it will be successful in any of these endeavors.

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

Results of Operations

Revenues

         Revenues were approximately $16.1 million and $31.1 million for the three and six months ended June 30, 2002, respectively, which represents an increase of approximately 40% and 30%, respectively, when compared with the corresponding periods' revenues of approximately $11.4 million and $24.0 million in 2001. The increase in revenues for the six months ended June 30, 2002, as compared to 2001, was primarily due to the acquisitions of Women.com, PAG and Promotions.com resulting in identifiable incremental revenues of approximately $0.9 million, $1.5 million, and $0.8 million, respectively, as well as revenues from new initiatives involving online subscription-based properties and research resulting in revenues of approximately $0.5 million and $1.1 million, respectively. Sponsorship and advertising revenues were approximately $13.1 million and $23.3 million for the three and six months ended June 30, 2002, respectively, compared to approximately $10.0 million and $21.1 million for the corresponding periods in 2001. Sponsorship and advertising revenues accounted for approximately 82% and 75% of total revenues for the three and six months ended June 30, 2002, respectively, compared to 87% and 88% of total revenues for the corresponding periods in 2001. Revenues from Lamaze Publishing and The Newborn Channel accounted for approximately 22% and 25% of sponsorship and advertising revenues for the three and six months ended June 30, 2002, respectively, compared to approximately 29% for the corresponding periods in 2001. Revenues from Promotions.com accounted for approximately 6% and 3% of sponsorship and advertising revenues for the three and six months ended June 30, 2002, respectively. Promotions.com was acquired in the second quarter of 2002, and consequently there are no comparative numbers for the corresponding periods in 2001.

         Included in sponsorship and advertising revenues are barter transactions, which accounted for approximately 7% and 8% of sponsorship and advertising revenues for the three and six months ended June 30, 2002, respectively, and approximately 8% and 6% of sponsorship and advertising revenues for the corresponding periods in 2001.

         Included in revenues are production fees received from work performed (primarily for Hearst) by the iVillage Solutions unit, which accounted for approximately 7% and 8% of total revenues for the three and six months ended June 30, 2002, respectively. Since iVillage Solutions was a new unit formed in the third quarter of 2001, there are no comparative numbers for the corresponding periods in 2001.

         Included in revenues are subscription-based fees derived from the services provided by PAG which accounted for approximately 5% of total revenues for the three and six months ended June 30, 2002, respectively. PAG was acquired in the third quarter of 2001, and consequently there are no comparative numbers for the corresponding periods in 2001.

         Included in revenues are fees received from licensing portions of iVillage's content, and fees from chart sales through Astrology.com, which accounted for approximately 5% and 7% of total revenues for the three and six months ended June 30, 2002, respectively, compared to 13% and 12% of total revenues for the corresponding periods in 2001.

         Included in revenues are fees from new initiatives involving online subscription-based properties and the sale of research which accounted for approximately 2% and 5% of total revenues for the three and six months ended June 30, 2002, respectively. These new initiatives were commenced in the later part of 2001, and consequently there are no comparative numbers for the corresponding periods in 2001.

         For the three and six months ended June 30, 2002, revenues from iVillage's five largest advertisers accounted for approximately 46% and 44% of total revenues, respectively. Three advertisers, Unilever, Procter and Gamble, and Hearst accounted for approximately 19%, 11% and 10% of total revenues for the three months ended June 30, 2002, respectively, and 15%, 11% and 11% of total revenues for the six months ended June 30, 2002, respectively. One advertiser, Unilever, accounted for approximately 17% and 15% of total revenues for the three and six months ended June 30, 2001, respectively, and iVillage's five largest advertisers accounted for approximately 31% and 30% of total revenues, respectively. At June 30, 2002, Unilever and Procter and Gamble accounted for approximately 36% and 14% of the net accounts receivable, respectively, and at December 31, 2001, Hearst and Unilever accounted for approximately 14% and 10% of the net accounts receivable, respectively.


Operating Expenses

Editorial, Product Development and Technology.

         Editorial, product development and technology expenses consist primarily of payroll and related expenses for the editorial, technology, Web site design and production staffs, severance costs for terminated employees, the cost of communications, related expenditures necessary to support iVillage's Web sites, software development, technology and support operations, and an allocation of facility expenses, which is based on the number of personnel. Editorial, product development and technology expenses for the three and six months ended June 30, 2002 were approximately $7.3 million and $14.0 million, or 45% of total revenues, respectively. Editorial, product development and technology expenses were approximately $9.2 million and $18.0 million, or 80% and 75% of total revenues, respectively, for the corresponding periods in 2001. The decrease between the comparable six month periods was primarily attributable to a decrease of salaries, severance and related benefits of approximately $2.3 million, renegotiation of expenditures which provide support, content and serving of impressions to iVillage's Web sites of approximately $0.6 million, lower production costs for Lamaze Publishing's publications of approximately $0.5 million, and lower facility costs resulting in a decreased facilities allocation of approximately $0.5 million. These reductions were offset slightly by incremental costs associated with the acquisitions of Promotions.com and PAG of approximately $0.3 million and $0.1 million, respectively. Editorial, product development and technology expenses decreased as a percentage of total revenues for the six months ended June 30, 2002, as compared to the same period in 2001, as a result of the benefits recognized from cost reduction initiatives implemented throughout 2001 and into 2002, coupled with an increase in revenues.

Sales and Marketing.

         Sales and marketing expenses consist primarily of costs related to distribution agreements, payroll and related expenses for sales and marketing personnel, severance costs for terminated employees, commissions, advertising and other marketing-related expenses, and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the three and six month periods ended June 30, 2002 were approximately $6.2 million and $17.6 million, or 38% and 57% of total revenues, respectively. Sales and marketing expenses were approximately $10.7 million and $19.7 million, or 93% and 82%, of total revenues, respectively, for the comparable periods in 2001. The dollar decrease in sales and marketing expenses for the six month period ended June 30, 2002, as compared to 2001, was primarily attributable to the benefits of cost reduction initiatives implemented throughout 2001 and into 2002 which resulted in an approximately $2.6 million decrease in advertising expenses, a decrease in payroll, severance, commission and related benefits of approximately $2.8 million, a decrease in AOL distribution costs of approximately $1.1 million, and lower facility costs resulting in a decreased facilities allocation of approximately $0.6 million partially offset by the negotiated advertising spend and termination of an advertising agreement with NBC resulting in charges of approximately $1.3 million and $4.1 million, respectively, as well as incremental sales and marketing expenses related to the PAG and Promotions.com acquisitions of approximately $0.8 million and $0.4 million, respectively. Sales and marketing expenses decreased as a percentage of total revenues for the six months ended June 30, 2002, as compared to the same period in 2001, as a result of the benefits recognized from cost reduction initiatives implemented throughout 2001 and into 2002, coupled with an increase in revenues.

         Included in sales and marketing expenses are barter transactions, which amounted to approximately 14% and 9% of sales and marketing costs during the three and six months ended June 30, 2002, respectively, compared to 7% of sales and marketing expenses for the comparable periods in 2001.


General and Administrative.

         General and administrative expenses consist primarily of payroll, related expenses and benefits for the executive management, finance, allocated facilities, human resources and legal employees, severance costs for terminated employees, general corporate overhead, and other professional fees. General and administrative expenses for the three and six months ended June 30, 2002 were approximately $3.3 million and $6.1 million, or 21% and 20% of total revenues, respectively. For the comparable periods in 2001, general and administrative expenses were approximately $5.6 million and $8.8 million, or 49% and 37% of total revenues, respectively. The decrease in general and administrative expenses for the comparable six month period was primarily due to a decrease in salaries, severance and related benefits of approximately $1.6 million, a payment to the former Chief Executive Officer of approximately $1.3 million in 2001, partially offset by the acquisitions of PAG and Promotions.com resulting in incremental costs of approximately $0.4 million and $0.2 million, respectively. General and administrative expenses decreased as a percentage of total revenues for the six months ended June 30, 2002, compared to the comparable period in 2001, as a result of the benefits recognized from cost reduction initiatives implemented throughout 2001 and into 2002, coupled with an increase in revenues.

         In the ordinary course of business, the Company utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. During the second quarter of 2002, the Company reversed approximately $0.4 million of accruals included in operating expenses due to a change in estimate on services previously provided. This amount was offset by additional accruals for various operating expenses.

Depreciation and Amortization.

         Depreciation and amortization expenses for the three and six months ended June 30, 2002 were approximately $3.0 million and $5.9 million, or 19% of total revenues, respectively. For the comparable periods in 2001, depreciation and amortization expenses were approximately $5.1 million and $9.4 million, or 45% and 39% of total revenues, respectively. The dollar decrease in depreciation and amortization for the comparable six month period was primarily due to the adoption of the provisions of SFAS 142.

Interest Income, Net

         Interest income, net includes primarily interest income from iVillage's cash balances. Interest income, net for the three and six months ended June 30, 2002 was approximately $0.1 million and $0.3 million, or 1% of total revenues, respectively. For the same periods in 2001, interest income, net was approximately $0.6 million and $1.4 million, or 5% and 6% of total revenues, respectively. The decrease between 2002 and 2001 was due to lower average net cash and cash equivalents balances and lower interest rates in 2002 as compared to 2001.

Net Loss

         iVillage recorded a net loss of approximately $3.6 million and $21.5 million, or $0.07 and $0.40 per share, respectively, for the three and six months ended June 30, 2002. For the same periods in 2001, iVillage recorded a net loss of approximately $18.5 million and $30.7 million, or $0.56 and $0.97 per share, respectively. The decrease in net loss for the six months ended June 30, 2002 compared to the same period in 2001 was primarily due to the increase in revenues of approximately $7.1 million, a decrease in operating expenses of approximately $12.4 million, partially offset by the adoption of SFAS 142 which resulted in a change of accounting principle charge of approximately $9.2 million in the first quarter of 2002.

Liquidity and Capital Resources

         Financial Reporting Release No. 61, which was recently released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. iVillage currently does not maintain any off-balance sheet arrangements.

         As of June 30, 2002, iVillage had approximately $26.7 million in cash and cash equivalents and approximately $8.5 million of restricted cash. Cash equivalents consist primarily of money market accounts. The restricted cash consists of money held for a letter of credit collateralizing a real estate lease for iVillage's New York office space. iVillage maintains its cash and cash equivalents in highly rated financial institutions.

         iVillage has sustained net losses and negative cash flows from operations since its inception. iVillage's ability to meet its obligations in the ordinary course of business is dependent upon its ability to achieve profitable operations and/or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. Unless the market price of the Company's common stock increases dramatically, it is unlikely that the Company will be able to raise funds through a public offering of its common stock, although management believes that it may be possible to raise funds through a private placement of its common stock. However, iVillage can make no assurance that it will achieve profitable operations or that it will be able to raise adequate financing from other sources. Due primarily to the Company's lack of profitability, it is unlikely that the Company will be able to obtain bank financing. Management believes that iVillage's current funds will be sufficient to enable iVillage to meet its planned expenditures through the next twelve months. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources, if those resources were not available on terms acceptable to iVillage, although there can be no assurances in this regard.

         iVillage has and expects to continue to reduce its costs. In the past, the Company has achieved cost reductions through increased managerial efficiencies and several expense reduction initiatives targeted at certain expenses, including without limitation, reduced advertising, targeted staff reductions and reduced company employee benefit plan costs, as well as other initiatives.

         Net cash used in operating activities decreased to approximately $2.5 million for the three months ended June 30, 2002, from $12.8 million for the comparable period in 2001. Net cash used in operating activities decreased to approximately $4.6 million for the six months ended June 30, 2002, from approximately $21.9 million for the same period in 2001. The overall decrease in net cash used in operating activities for the six months ended June 30, 2002 compared to the comparable period in 2001 was primarily from a decrease in net loss, less adjustments, of approximately $15.1 million, a larger decrease in restricted cash and other assets in 2002 of approximately $4.1 million primarily due to the one-time charge for the termination of the NBC agreement, and a decrease in deferred revenue of approximately $1.0 million in 2002 as compared to an increase of approximately $1.8 million in 2001, partially offset by a smaller decrease in accounts receivable of approximately $4.6 million. The decrease in net loss, less adjustments, was primarily due to an increase in revenues of approximately $7.1 million, a decrease in operating expenses of approximately $12.4 million, partially offset by the adoption of SFAS 142 which resulted in a change of accounting principle charge of approximately $9.2 million in the first quarter of 2002.

         Net cash used in investing activities was approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2002, respectively. This compares to net cash provided by investing activities of approximately $9.4 million and $5.4 million, respectively, for the three and six months ended June 30, 2001. The overall increase in net cash used in investing activities for the six months ended June 30, 2002 compared to the comparable period in 2001 was primarily due to the acquisition of Women.com in the second quarter of 2001 resulting in net cash acquired of $11.0 million. This amount was partially offset by lower fixed asset purchases in 2002 of $3.7 million and the purchase of an additional 30.1% interest in Cooperative Beauty Ventures, L.L.C. of approximately $1.1 million in the first quarter of 2001.

         Cash provided by financing activities amounted to approximately $0.7 million and $2.0 million for the three and six months ended June 30, 2002, respectively, compared to approximately $20.4 million and $21.7 million for the three and six months ended June 30, 2001, respectively. The overall decrease in cash provided by financing activities for the six months ended June 30, 2002 compared to the comparable period in 2001 was primarily attributable to the purchase of shares of common stock and warrants by Hearst and other former Women.com stockholders in the second quarter of 2001 resulting in net proceeds of approximately $19.1 million.

         In March 2001, iVillage purchased an additional 30.1% of Cooperative Beauty Ventures, L.L.C. from Unilever for $1.5 million, thereby increasing its ownership to 80.1%. The agreement revised iVillage's funding obligation and provides that iVillage will fund the ongoing business and operations of this venture, not to exceed $7.0 million, and terminates Unilever's funding obligation. During 2002, the Company has not been required to fund the operations of the venture, and as of June 30, 2002, iVillage has contributed, in total, approximately $1.9 million to the venture.

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

         iVillage's February 2000 advertising agreement with Unilever, as amended, provides for a Unilever advertising purchase commitment of $14.5 million. Through June 30, 2002, iVillage has earned approximately $12.5 million under the advertising agreement with the remaining approximately $2.0 million to be earned between the period July 1, 2002 through June 30, 2003.

         Pursuant to an amended and restated magazine content license and hosting agreement with Hearst, Hearst has committed to purchase from iVillage between $15.0 million and $21.0 million of production and advertising services over a three-year period beginning in June 2001. This agreement also provides for revenue sharing between Hearst and iVillage with respect to advertising revenues obtained by iVillage from the Hearst magazine Web sites and iVillage's other Web sites containing substantial Hearst content. This revenue-sharing arrangement requires that iVillage pay Hearst a royalty payment, based on net advertising revenues, of at least $3.9 million during the three-year term of the agreement. This amount would be reduced on a pro rata basis if Hearst fails to expend a minimum of $5.0 million in production fees in any year of the agreement. In addition, if a shortfall in production fees occurs in the any year of the agreement, then Hearst must place additional advertising in an amount equal to 40% of the production fee shortfall.

         Women.com has been party to a multi-year advertising agreement with Procter and Gamble since July 2000. iVillage has earned approximately $5.0 million under this advertising agreement through June 30, 2002, and approximately $6.0 million of the advertising purchase commitment remains from July 1, 2002 through June 30, 2003.

         In December 2001, concurrent with the termination of Women.com's agreement with AOL, iVillage entered into an advertising agreement with AOL pursuant to which AOL delivered a guaranteed number of impressions during the period from December 2001 through January 2002. In consideration of these services, iVillage paid AOL $0.7 million. In 2002, iVillage entered into a web pointing agreement with AOL, pursuant to which AOL may provide a link to iVillage's Web site. The agreement terminates on September 30, 2002, and in consideration of these services, iVillage paid AOL approximately $0.2 million.

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

         On April 18, 2002, the Company acquired 82.3% of the outstanding shares of Promotions.com common stock. On May 24, 2002, the Company acquired the remaining outstanding shares of Promotions.com common stock through a second-step merger. The aggregate purchase price paid was approximately $14.6 million, consisting of approximately $10.4 million of cash (inclusive of closing costs) and 1,587,191 shares of the Company's common stock.

         iVillage leases office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under noncancelable operating leases as of June 30, 2002 for the next five years:

Year ending June 30:                                      (in thousands)
2003.................................................        $  5,499
2004.................................................           4,271
2005.................................................           4,161
2006.................................................           3,974
2007.................................................           3,853
                                                             --------
                                                             $ 21,758
                                                             ========


         In 2002, iVillage anticipates receiving from the landlord of its New York headquarters the remaining approximately $0.8 million for reimbursement of certain construction expenses.

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

Recent Accounting Pronouncements

         In April 2002, the FASB issued SFAS 145 "Rescission of SFAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002". SFAS 145 becomes effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption will not have a material impact on the Company's financial position and results of operations.

         In June 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of SFAS 146 shall be effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The adoption will not have a material impact on the Company's financial position and results of operations.

Risk Factors That May Affect Results of Operations and Financial Condition

iVillage may face difficulties encountered in the new and rapidly evolving markets in which it operates.

         iVillage faces many of the risks and difficulties frequently encountered in new and rapidly evolving markets, including the Internet advertising and consumer products markets. These risks and difficulties include iVillage's ability to:

         o attract a larger audience to the iVillage network of Web sites;

         o increase awareness of the iVillage brand and iVillage-branded products;

         o        strengthen user loyalty;

         o        offer compelling content and desirable consumer products;

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

         iVillage has not achieved profitability and iVillage expects to continue to incur operating losses for the foreseeable future. iVillage incurred net losses attributable to common stockholders of approximately $21.5 million for the six months ended June 30, 2002, $48.5 million for the year ended December 31, 2001, and $191.4 million for the year ended December 31, 2000. As of June 30, 2002, iVillage's accumulated deficit was approximately $454.3 million.

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

         iVillage depends on a limited number of customers for a significant portion of its revenues. For the three and six months ended June 30, 2002, revenues from iVillage's five largest advertisers accounted for approximately 46% and 44% of total revenues, respectively. Three advertisers, Unilever, Procter and Gamble, and Hearst accounted for approximately 19%, 11%, and 10% of total revenues for the three months ended June 30, 2002, respectively, and 15%, 11% and 11% of total revenues for the six months ended June 30, 2002, respectively. One advertiser, Unilever, accounted for approximately 17% and 15% of total revenues for the three and six months ended June 30, 2001, respectively, and iVillage's five largest advertisers accounted for approximately 31% and 30% of total revenues, respectively. At June 30, 2002, Unilever and Procter and Gamble accounted for approximately 36% and 14% of the net accounts receivable, respectively, and at December 31, 2001, Hearst and Unilever accounted for approximately 14% and 10% of the net accounts receivable, respectively. iVillage anticipates that its results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. In addition, iVillage's largest customers have in the past varied over time, and iVillage anticipates that they will continue to do so in the future. Consequently, the loss of even a small number of iVillage's largest customers at any one time may adversely affect iVillage's business, financial condition and results of operations, unless iVillage is able to enter into a sufficient number of new comparable contracts.

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

         iVillage currently anticipates that its existing cash and cash equivalents will be sufficient to meet its anticipated capital expenditures and working capital requirements for at least the next 12 months. However, the amount of cash and cash equivalents that iVillage will need in the future cannot be accurately predicted and depends on many factors, including the amount of revenues received and expenses incurred in connection with the operation of its business including the costs of integrating the operations of Promotions.com. Accordingly, iVillage may need to raise additional funds in the future to fund its operations. iVillage can make no assurances that additional financing will be available to iVillage on acceptable terms, or at all. In particular, unless the market price of iVillage's common stock increases dramatically, it is unlikely that iVillage will be able to raise funds through a public offering of its common stock. Due to iVillage's lack of profitability, it is also unlikely that iVillage would be able to obtain any bank financing. If anticipated operating results are not achieved, management of iVillage has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources if those resources were not available on terms acceptable to iVillage, although iVillage can make no assurances in this regard.

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

As of June 30, 2002, Hearst owned approximately 29.0% of the outstanding shares of iVillage common stock and had three representatives on the iVillage Board of Directors; therefore, Hearst is able to significantly influence iVillage's corporate direction and policies.

         As of June 30, 2002, Hearst owned approximately 29.0% of the outstanding shares of iVillage's common stock, assuming that all of the shares of Women.com Networks, Inc. held by former Women.com stockholders and all of the shares of Promotions.com, Inc. held by former Promotions.com stockholders had been exchanged for shares of iVillage common stock, in which case there would have been 55,503,179 shares of iVillage common stock outstanding. In addition, Hearst holds a warrant entitling it to purchase 2,065,695 shares of iVillage's common stock.

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

         Furthermore, different pricing models are used to sell advertising on the Internet and it is difficult to predict which, if any, of the models will emerge as the industry standard. For example, in recent quarters iVillage has experienced a shift from the larger, higher-rate, long-term sponsorship agreements that were prevalent a few years ago to smaller, lower-rate, short-term advertising agreements. This makes it difficult to project iVillage's future advertising rates and revenues.

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

      iVillage's market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The recent growth of the Internet and intense competition in iVillage's industry exacerbates these market characteristics. To achieve its goals, iVillage needs to effectively integrate the various software programs and tools required to enhance and improve its product offerings and manage its business. iVillage's future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its services. iVillage may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, iVillage's new enhancements must meet the requirements of iVillage's current and prospective users and must achieve significant market acceptance. iVillage also could incur substantial costs if it needs to modify its services or infrastructure to adapt to these changes.

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

         In connection with iVillage's acquisition of Women.com in June 2001, iVillage entered into a magazine content license and hosting agreement with Hearst. That agreement restricts iVillage's ability to enter into relationships with competitors of Hearst and those restrictions may prevent iVillage from expanding its network and enhancing its content and the visibility of iVillage's brand, and may cause iVillage to forego potential advertising revenues from competitors of Hearst. Specifically, the agreement provides that iVillage may not, without Hearst's consent:

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

         o cable networks targeting women, such as Oxygen Media, Inc., Women's Entertainment Network and Lifetime Television;

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

         iVillage's insurance policies may not adequately compensate it for any losses that may occur due to any failures or interruptions in its systems. iVillage does not presently have any secondary "off-site" systems or a formal disaster recovery plan. In addition, Exodus Communications filed for bankruptcy protection and iVillage cannot assure you that Exodus Communications will be able to continue to provide sufficient services for iVillage or that iVillage will be able to engage a satisfactory alternative service provider.

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

         iVillage also offers e-mail services through a third-party vendor, which may subject iVillage to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail services.

         Consumers and/or government regulators may also sue iVillage if any of the products or services that it sells are found to be defective, fail to perform properly or injure the user. iVillage may also face potential liability in connection with the sale of products and services by its e-commerce and other partners. Although iVillage's agreements with its partners typically contain provisions intended to limit iVillage's liability, these limitations may not prevent or protect against all possible claims.

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

         If third parties were able to penetrate iVillage's network security or otherwise misappropriate its users' personal information or credit card information, iVillage could be subject to liability arising from claims related to, among other things, unauthorized purchases with credit card information, impersonation or other similar fraud claims or other misuse of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and state agencies have investigated various Internet companies regarding their use of personal information. iVillage could incur additional expenses if new regulations regarding the use of personal information are introduced or if iVillage's privacy practices are investigated.

Consumer protection privacy regulations could impair iVillage's ability to obtain information about its users, which could result in decreased advertising revenues.

         If iVillage becomes unable to collect personal data from a sufficient number of the users of its network, iVillage may lose significant advertising revenues. iVillage generally asks its members and users to "opt-in" to receive special offers and other direct marketing opportunities from iVillage, its advertisers and partners. iVillage's network also requests and obtains personal data from users who register to become members of the network. Registration as a member is required in order for users to have full access to the services offered by iVillage's network. Personal data gathered from members is used to tailor content to them and is provided, on an aggregate basis, to advertisers to assist them in targeting their advertising campaigns to particular demographic groups. The attractiveness of iVillage's network to current or prospective advertisers depends in part on iVillage's ability to provide user data to support this tailoring capability. Privacy concerns may cause users to resist providing this personal data, however. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of iVillage's use of personal data. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Economic Community, have adopted legislation or regulations containing these notification and privacy requirements.

         iVillage's network also uses "cookies" to track user behavior and preferences. A cookie is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, but is generally removable by the user. Information gathered from cookies is used by iVillage to tailor content to users of iVillage's network and may also be provided to advertisers on an aggregate basis. In addition, advertisers may themselves use cookies to track user behavior and preferences. A number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. If these laws are passed, it may become more difficult for iVillage to tailor content to its users, making iVillage's network less attractive to users. Similarly, the unavailability of cookies may restrict the use of tailored advertising, making iVillage's network less attractive to advertisers and causing iVillage to lose significant advertising revenues.

Government regulation and legal uncertainties could add additional costs to doing business on the Internet.

         There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future that address issues such as user privacy, pricing and taxation, content, copyrights, distribution, antitrust matters and the characteristics and quality of products and services, however. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, obscenity, libel and personal privacy are applicable to the Internet or whether laws and regulations from jurisdictions whose laws do not currently apply to iVillage's business will become applicable. Any new laws or regulations relating to the Internet could adversely affect iVillage's business.

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

iVillage's business would be harmed if transmission of The Newborn Channel or The Wellness Channel were interrupted.

         Through iVillage Integrated Properties, Inc., iVillage operates The Newborn Channel, a satellite television network broadcast in approximately 1,100 hospitals in the United States. iVillage has also commenced broadcasting of The Wellness Channel in selected hospitals via an in-hospital digital delivery system. There is a risk that the satellite or in-hospital delivery system from which the transmissions are sent may malfunction, interrupting broadcasts of The Newborn Channel or The Wellness Channel, respectively. In the event this occurs, there may be a period of time before transmission of The Newborn Channel or The Wellness Channel can re-commence. Any interruption in iVillage's ability to transmit The Newborn Channel or The Wellness Channel could have an adverse effect on its business. In addition, extreme adverse weather or third parties could damage or disable receivers and transmitters on the ground and hinder transmissions.

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

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Our 2002 Annual Meeting of Stockholders was held on May 23, 2002. In the election of directors, the three director nominees were elected with the following votes:

                                                                           Number of Votes
                                                                  ---------------------------------
         Nominee                                                     For                  Withheld
         ----------                                               ----------              --------
         Kenneth A. Bronfin...................                    45,488,528              113,365
         John T. (Jack) Healy.................                    45,488,548              113,345
         Lennert J. Leader.....................                   45,450,319              151,574

         The stockholders voted in favor of the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ended December 31, 2002 as follows:

                                                                            Number of Votes
                                                             ---------------------------------------------
                                                                 For            Against          Abstain
                                                             -----------        -------          -------

        Ratification of Appointment of
        Auditors........................                      45,588,689        12,029             1,175


Item 5.  Other Information.

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.


(a)      Exhibits.
         ---------

               Number         Description


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


               10.1 Amended 2001 Non-Qualified Stock Option Plan of the Registrant.


               10.2 Web Pointing Agreement, dated as of June 18, 2002, between the Registrant and America Online, Inc.


               11             Statement re: computation of earnings per share.


               99.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.
                              Section 1350.


(b)      Reports on Form 8-K.
         --------------------

         Reports on Form 8-K were filed on May 3, 2002, reporting under Item 2 and Item 7, and May 7, 2002 and May 24, 2002, each reporting under Item 5 and Item 7.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          iVILLAGE INC.
                                           (Registrant)





Dated:       August 14, 2002             By:  /s/ Douglas W.  McCormick
                                              ----------------------------------
                                              Douglas W. McCormick
                                              Chairman and Chief Executive
                                              Officer (Principal Executive
                                                  Officer)





Dated:       August 14, 2002              By:  /s/ Scott Levine
                                              ----------------------------------
                                              Scott Levine
                                              Chief Financial Officer (Principal
                                              Accounting and Financial Officer)

                                  EXHIBIT INDEX



              Number          Description
              ------          -----------

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


               10.1 Amended 2001 Non-Qualified Stock Option Plan of the Registrant.


               10.2 Web Pointing Agreement, dated as of June 18, 2002, between the Registrant and America Online, Inc.

               11             Statement re: computation of earnings per share.


               99.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.
                              Section 1350.