Form 10-Q
period 2002-09-30
IVILLAGE INC
filed 2002-11-14
CIK 1074767

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                    FORM 10-Q


      (Mark One)


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

      For the Quarterly Period Ended September 30, 2002

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 54,584,590 shares of common stock as of November 13, 2002.

                                  iVillage Inc.
                                    Form 10-Q
                    For the Quarter ended September 30, 2002

                                      Index
                                      -----


PART I           FINANCIAL INFORMATION                                                                        Page(s)

Item 1.          Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001................. 1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 (Unaudited) and 2001 (Unaudited)........................................................ 2

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2002
(Unaudited) and 2001 (Unaudited).................................................................................. 3

Notes to Condensed Consolidated Financial Statements (Unaudited)................................................. 4

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................................................ 12

Item 3.          Quantitative and Qualitative Disclosures About
                 Market Risk.................................................................................... 33

Item 4.          Controls and Procedures........................................................................ 33


PART II          OTHER INFORMATION

Item 1.          Legal Proceedings...............................................................................35

Item 2.          Changes in Securities and Use of Proceeds.......................................................35

Item 3.          Defaults Upon Senior Securities.................................................................35

Item 4.          Submission of Matters to a Vote of Security Holders.............................................35

Item 5.          Other Information...............................................................................35

Item 6.          Exhibits and Reports on Form 8-K................................................................35

Signatures.......................................................................................................36

Certifications...................................................................................................37

Exhibit Index....................................................................................................39

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                         iVillage Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (Unaudited)

                                                                           September 30, December 31,
                                                                               2002          2001
                                                                            ---------     ---------
                                     Assets
Current assets:
Cash and cash equivalents ..............................................    $  24,367     $  29,831
Accounts receivable, less allowance for doubtful accounts of
  $1,407 and $2,286, respectively ......................................        6,420         6,722
Other current assets ...................................................        7,323        13,668
                                                                            ---------     ---------
         Total current assets ..........................................       38,110        50,221

Restricted cash ........................................................        8,474         8,474
Fixed assets, net ......................................................       18,627        21,465
Goodwill, net ..........................................................       25,225        31,928
Intangible assets, net .................................................       18,633        19,975
Other assets ...........................................................          287           324
                                                                            ---------     ---------
         Total assets ..................................................    $ 109,356     $ 132,387
                                                                            =========     =========

                              Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses ..................................    $  11,836     $  16,070
Deferred revenue .......................................................        3,732         2,734
Deferred rent ..........................................................          348           348
Current liabilities of discontinued operations, net ....................           93           103
                                                                            ---------     ---------
         Total current liabilities .....................................       16,009        19,255
Deferred rent, net of current portion ..................................        4,013         4,273
                                                                            ---------     ---------
         Total liabilities .............................................       20,022        23,528
Minority interest ......................................................          170           102

Commitments and contingencies (See Note 6)
Stockholders' equity:
Preferred stock - par value $.01, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2002 and December 31,
   2001, respectively ..................................................         --            --
Common stock - par value $.01, 200,000,000 shares authorized;
   56,529,460 and 53,812,285 shares issued at September 30, 2002 and
   December 31, 2001, respectively; 55,326,014 and 52,608,839 shares outstanding as of September 30, 2002 and
   December 31, 2001, respectively .....................................          565           538
Additional paid-in capital .............................................      549,206       544,006
Accumulated deficit ....................................................     (459,249)     (432,781)
Treasury stock at cost (1,203,446 shares) ..............................         (502)         (502)
Stockholders' notes receivable .........................................         (691)       (1,982)
Unearned compensation and deferred advertising .........................         (165)         (522)
                                                                            ---------     ---------
         Total stockholders' equity ....................................       89,164       108,757
                                                                            ---------     ---------
         Total liabilities and stockholders' equity ....................    $ 109,356     $ 132,387
                                                                            =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                       Three months ended         Nine months ended
                                                          September 30,             September 30,
                                                       2002         2001         2002         2001
                                                     --------     --------     --------     --------
Revenues ........................................    $ 14,629     $ 18,066     $ 45,768     $ 42,088

Operating expenses:
     Editorial, product development and
       technology ...............................       7,472        8,171       21,455       26,218
     Sales and marketing ........................       5,346        6,417       16,018       23,375
     Sales and marketing - NBC/Hearst expenses ..         568        1,591        3,435        4,371
     Termination of NBC advertising contract ....        --           --          4,084         --
     General and administrative .................       3,238        3,642        9,360       12,486
     Depreciation and amortization ..............       3,153        7,092        9,087       16,531
                                                     --------     --------     --------     --------
         Total operating expenses ...............      19,777       26,913       63,439       82,981
                                                     --------     --------     --------     --------

Loss from operations ............................      (5,148)      (8,847)     (17,671)     (40,893)
Interest income, net ............................         146          620          431        2,041
Other income(expense), net ......................          16         (147)          16          (60)
Gain on sale of assets ..........................        --            385         --            385
Write-down of investments .......................        --           --           --           (104)
Loss from unconsolidated joint venture ..........        --           --           --           (127)
                                                     --------     --------     --------     --------
Net loss before minority interest and
     cumulative effect of change in accounting
     principle ..................................      (4,986)      (7,989)     (17,224)     (38,758)

Minority interest ...............................          18          (52)         (63)          57
                                                     --------     --------     --------     --------
Net loss before cumulative effect of change in
     accounting principle .......................      (4,968)      (8,041)     (17,287)     (38,701)
Cumulative effect of change in accounting
     principle ..................................        --           --         (9,181)        --
                                                     --------     --------     --------     --------
Net loss ........................................    $ (4,968)    $ (8,041)    $(26,468)    $(38,701)
                                                     ========     ========     ========     ========
Per share data:
Net loss  before  cumulative  effect of change in
     accounting principle per share .............    $  (0.09)    $  (0.15)    $  (0.32)    $  (0.99)
Cumulative effect of change in accounting
     principle per share ........................        --           --          (0.17)        --
                                                     --------     --------     --------     --------
Basic and diluted net loss per share ............    $  (0.09)    $  (0.15)    $  (0.48)    $  (0.99)
                                                     ========     ========     ========     ========
Weighted average shares of common stock
     outstanding used in computing basic and
     diluted net loss per share .................      55,535       54,530       54,607       39,253
                                                     ========     ========     ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                       Three months ended         Nine months ended
                                                          September 30,             September 30,
                                                     ---------------------     ---------------------
                                                       2002         2001         2002         2001
                                                     --------     --------     --------     --------
Cash flows from operating activities:
   Net loss .....................................    $ (4,968)    $ (8,041)    $(26,468)    $(38,701)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Impairment of goodwill (change in
    accounting principle) .......................        --           --          9,181         --
   Depreciation and amortization ................       3,153        7,092        9,087       16,531
   Non-cash print advertising expense ...........         568          809        1,733          809
   Expense recognized in connection
    with issuance of warrants and stock
    options .....................................         175          664          693        2,039
   Minority interest ............................         (18)          52           63          (57)
   Provision for bad debt expense ...............        (441)         (35)        (495)         (56)
   Deferred rent amortization ...................         (87)         (90)        (260)        (271)
   Gain on sale of assets .......................        --           (385)        --           (385)
   Loss from unconsolidated joint
   venture ......................................        --           --           --            127
   Write-down of investments ....................        --           --           --            104
Changes in operating assets and liabilities:
   Accounts receivable ..........................       1,984       (3,504)       1,988        1,111
   Restricted cash and other assets .............         339        2,203        5,387        3,103
   Accounts payable and accrued expenses ........      (1,839)     (15,691)      (7,590)     (21,397)
   Deferred revenue .............................        (101)      (1,792)         857       (3,588)
                                                     --------     --------     --------     --------
Net cash used in operating activities ...........      (1,235)     (18,718)      (5,824)     (40,631)
                                                     --------     --------     --------     --------

Cash flows from investing activities:
   Purchase of fixed assets .....................        (448)        (595)        (804)      (4,693)
   Cash paid of $11,063 less cash
    acquired of $10,198 for acquisition
    of Promotions.com, Inc. .....................        (631)        --           (865)        --
   Cash paid of $3,210 less cash
    acquired of $14,198 for purchase of
    Women.com ...................................        --           --           --         10,988
   Cash paid of $500 less cash acquired
    of $232 for the purchase of Public
    Affairs Group, Inc. .........................        --           (268)        --           (268)
   Purchase of 30.1% of Cooperative
    Beauty Ventures, L.L.C., net of
    cash acquired of $358 .......................        --           --           --         (1,142)
   Investment in Cooperative Beauty
    Ventures, L.L.C .............................        --           --           --           (300)
                                                     --------     --------     --------     --------
Net cash (used in) provided by
   investing activities .........................      (1,079)        (863)      (1,669)       4,585

Cash flows from financing activities:
   Proceeds from exercise of stock options.......        --           --            748         --
   Principal payments on stockholders'
    note receivable .............................        --          1,291        1,291        3,874
   Proceeds from issuance of common
    stock, net ..................................        --           (158)        --         18,910
   Repurchase of common stock ...................        --           (129)        --           (129)
   Repayment of long-term debt ..................        --           (449)        --           (449)
                                                     --------     --------     --------     --------
Cash provided by financing activities ...........        --            555        2,039       22,206
                                                     --------     --------     --------     --------

Cash used in discontinued operations ............        --           (182)         (10)        (704)

Net decrease in cash for the period .............      (2,314)     (19,208)      (5,464)     (14,544)
Cash and cash equivalents, beginning of
    period ......................................      26,681       53,627       29,831       48,963
                                                     --------     --------     --------     --------
Cash and cash equivalents, end of period ........    $ 24,367     $ 34,419     $ 24,367     $ 34,419
                                                     --------     --------     --------     --------

The accompanying notes are an integral part of these condensed consolidated financial statements iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - The Company

Basis of Presentation

iVillage Inc. ("iVillage" or the "Company") was incorporated in the State of Delaware on June 8, 1995 and commenced operations on July 1, 1995. iVillage Inc. is a leading women's media company and the number one source for women's information online. iVillage includes iVillage.com, Women.com Networks, Inc. ("Women.com"), Public Affairs Group, Inc. ("PAG"), iVillage Parenting Network, Inc. (operator of Lamaze Publishing and The Newborn Channel), iVillage Consulting (formerly "iVillage Solutions"), Promotions.com, Inc. ("Promotions.com") and Knowledgeweb, Inc. (operator of Astrology.com). iVillage.com and Women.com are leading online women's destinations providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising-supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network in approximately 1,100 hospitals nationwide. PAG is a comprehensive source of information and program linkage that serves as an international platform for diversity and women offering an extensive database of organizations, best practices and guidance in the areas of workplace diversity, women and corporate communications to subscribing companies and members. Promotions.com is a promotions solution company which helps companies achieve their overall marketing and business objectives.

         The Company has sustained net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to achieve profitable operations and/or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. Unless the market price of the Company's common stock increases dramatically, it is unlikely that the Company will be able to raise funds through a public offering of its common stock, although management believes that it could raise funds through a private placement of its common stock. However, there is no assurance that the Company will achieve profitable operations or that it will be able to raise adequate financing from other sources. Due primarily to the Company's lack of profitability, it is unlikely that the Company will be able to obtain bank financing. Management believes that its current funds will be sufficient to enable the Company to meet its planned expenditures through the next twelve months. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources, if those resources were not available on terms acceptable to the Company, although there can be no assurances in this regard.
         The Company is subject to the risks and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend the Company's online service brands, the non-acceptance or rejection of the Company's services by Web consumers, vendors, sponsors and/or advertisers and the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event the Company does not successfully implement its business plan, certain assets may not be recoverable.

Unaudited Interim Financial Information

         The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the "Securities Act"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate inter-company elimination adjustments, necessary to present fairly the financial position of the Company at September 30, 2002, and the results of its operations and its cash flows for the three and nine months ended September 30, 2002 and 2001, respectively. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the expected results for the full fiscal year or any future period.

Restricted Cash

         Restricted cash consists of money held for a letter of credit securing a real estate lease for the Company's New York office space.

Revenue and Receivables

         Two advertisers, Procter and Gamble Company ("Procter and Gamble") and Hearst Communications, Inc. (including its affiliates, "Hearst"), a related party, accounted for approximately 17% and 11% of total revenues for the three months ended September 30, 2002, respectively. Three advertisers, Procter and Gamble, Hearst and Unilever PLC (including its affiliates, "Unilever") accounted for approximately 13%, 11% and 11% of total revenues for the nine months ended September 30, 2002, respectively. Our five largest advertisers accounted for approximately 41% of total revenues for the three and nine months ended September 30, 2002. Two advertisers, Unilever and Hearst, accounted for approximately 14% and 11% of our total revenues for the three months ended September 30, 2001, respectively, and one advertiser, Unilever, accounted for approximately 14% of total revenues for the nine months ended September 30, 2001. Our five largest advertisers accounted for approximately 35% and 34% of total revenues for the three and nine months ended September 30, 2001, respectively. At September 30, 2002, Procter and Gamble accounted for approximately 40% of the net accounts receivable, and at December 31, 2001, Hearst and Unilever accounted for approximately 14% and 10% of the net accounts receivable, respectively.

         Included in sponsorship and advertising revenues are barter transactions, which totaled approximately $0.8 million and $2.6 million, or 6% and 7%, of sponsorship and advertising revenues for the three and nine months ended September 30, 2002, respectively, and approximately $0.4 million and $1.8 million, or 3% and 5%, for the comparable periods in 2001.

Net Loss Per Share

         Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

         Included in the September 30, 2002 calculation of weighted average number of shares of common stock outstanding are 207,724 shares which have not been issued. These shares are being held for former Women.com and Promotions.com stockholders that have not yet exchanged their respective shares for shares of the Company as of the balance sheet date.

         Stock options and warrants in the amount of 13,028,398 shares and 10,427,996 shares for the nine months ended September 30, 2002 and 2001, respectively, were not included in the computation of diluted net loss per share as they were anti-dilutive as a result of net losses during the period presented.

Accrued Expenses

         In the ordinary course of business, the Company utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three and nine months ended September 30, 2002, the Company reversed approximately $0.5 million and $0.9 million, respectively, of accruals included in operating expenses due to a change in estimate on services previously provided. This amount was offset by additional accruals for various operating expenses.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 145 "Rescission of SFAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002" ("SFAS 145"). SFAS 145 becomes effective for financial statements issued for fiscal years beginning after May 15, 2002. Management believes the adoption of SFAS 145 will not have a material impact on the Company's financial position and results of operations.

         In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The provisions of SFAS 146 shall be effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. Management believes the adoption of SFAS 146 will not have a material impact on the Company's financial position and results of operations.

Note 2 - Goodwill and Intangible Assets

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment. Upon completion of the transitional impairment test, the fair value for one of the Company's reporting units did not exceed the reporting unit's carry amount and an impairment was recorded of approximately $9.2 million in the first quarter of 2002.

         As a result of the adoption of SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from two to ten years. The Company recharacterized acquired workforce of approximately $1.0 million, which is no longer defined as an acquired intangible asset under SFAS 141, as goodwill.

         The following table sets forth the components of goodwill, net as of September 30, 2002 (in thousands):


                                                                    Adjustment to
                                January 1,              Impairment    purchase    September 30,
                                   2002   Acquisition     losses     accounting      2002
                                --------    --------     --------     --------     --------
Reporting unit - 1              $ 19,116    $   --       $   --       $   (346)    $ 18,770
Reporting unit - 2                10,874        --         (9,181)        --          1,693
Reporting unit - 3                 1,938        --           --           (135)       1,803
Reporting unit - 4                 --          2,959         --           --          2,959
                                --------    --------     --------     --------     --------
                                $ 31,928    $  2,959     $ (9,181)    $   (481)    $ 25,225
                                ========    ========     ========     ========     ========

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reporting unit - 1 includes the iVillage, Women.com, Astrology.com and Cooperative Beauty Ventures, L.L.C. entities; Reporting unit - 2 includes the Lamaze Publishing and The Newborn Channel entities; Reporting unit - 3 includes PAG; Reporting unit - 4 includes Promotions.com (See Note 5 - Business Acquisitions).


         The following table sets forth the components of the intangible assets subject to amortization as of September 30, 2002 and December 31, 2001 (in thousands):

                                               September 30, 2002                         December 31, 2001
                                         ----------------------------------        ----------------------------------
                                          Gross                                     Gross
                          Range of       carrying    Accumulated                  carrying     Accumulated
                         useful life      amount     amortization     Net           amount     amortization     Net
                         -----------      ------     ------------     ---           ------     ------------     ---
Advertiser and member
   list and customer
   contracts             2-10 years      $ 21,150       $(6,882)   $ 14,268        $ 19,610      $ (4,288)   $ 15,322
Trademarks and domain
   names                 3 years            3,424        (1,811)      1,613           2,947        (1,042)      1,905
Licensing agreement      10 years           2,900          (902)      1,998           2,900          (685)      2,215
Technology               3 years              890          (136)        754              --             --         --
Non-competition
   agreements            1 year               810          (810)         --             810          (405)        405

Content                  3 years              600          (600)         --             600          (472)        128
                                         --------      --------    --------        --------      --------    --------
                                         $ 29,774      $(11,141)   $ 18,633        $ 26,867      $ (6,892)   $ 19,975
                                         ========      ========    ========        ========      ========    ========

         Amortization expense for the nine months ended September 30, 2002 and 2001 was approximately $4.2 million and $11.2 million, respectively.

         Estimated amortization expense for the twelve month period ending September 30, are as follows (in thousands):


                   2003............................           $ 5,057

                   2004............................             4,372

                   2005............................             2,181

                   2006............................             1,760

                   2007............................             1,760
                                                             --------

                                                             $ 15,130
                                                             ========
iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides a reconciliation of net loss for exclusion of goodwill amortization:

                                     Three months ended   Nine months ended
                                        September 30,       September 30,
                                        2002     2001      2002       2001
                                      -------  -------   ---------  ----------

Net loss - as reported ...........    $(4,968) $(8,041)  $ (26,468) $ (38,701)
Addback: Goodwill amortization ...         --    3,842          --      8,625
Net loss - adjusted ..............    $(4,968) $(4,199)  $ (26,468) $ (30,076)
Per share data:
Basic  and  diluted  net  loss per
share ............................    $ (0.09) $ (0.15)  $   (0.48) $   (0.99)
Addback: Goodwill amortization ...         --     0.07          --       0.22
                                      -------  -------   ---------  ----------
Adjusted  basic  and  diluted  net
loss per share ...................    $ (0.09) $ (0.08)  $   (0.48) $   (0.77)
                                      =======  =======   =========  ==========

Note 3 - Discontinued Operations

Net current liabilities of discontinued operations as of September 30, 2002 were as follows (in thousands):

       Other current assets........................................    $  6
       Accounts payable and accrued expenses.......................     (99)
                                                                       ----
       Net current liabilities of discontinued operations..........    $(93)
                                                                       ====

Note 4 - Related Party Transactions

National Broadcasting Company, Inc.

         On February 22, 2002, the Company amended its agreement with the National Broadcasting Company, Inc. ("NBC"), pursuant to which NBC released the Company from its obligation to make the remaining approximately $4.6 million in cash payments and to place any additional advertising on NBC, in exchange for the purchase of approximately $1.3 million in telecast spots in February 2002 by the Company and the forfeiture of its right to the remaining approximately $4.1 million of prepaid advertising. The approximately $4.1 million charge is included in the caption "Termination of NBC advertising contract" in the condensed consolidated statement of operations for the nine months ended September 30, 2002.

AOL Time Warner Inc.

         In December 2001, iVillage entered into an advertising agreement with the America Online, Inc. division of AOL Time Warner Inc. ("AOL") pursuant to which AOL was obligated to deliver a guaranteed amount of impressions during the period from December 2001 through January 2002. In consideration of these services, iVillage paid AOL $0.7 million.

         In 2002, iVillage entered into a web pointing agreement with AOL, pursuant to which AOL provides a link to iVillage's Web site. The agreement terminated on September 30, 2002, and in consideration of these services, iVillage paid AOL approximately $0.2 million.

         Included in the caption "Sales and marketing" in the condensed consolidated statements of operations is approximately $0.1 million and $1.3 million of expense from the Company's AOL agreements for the three and nine months ended September 30, 2002, respectively, and approximately $1.2 million and $3.5 million for the comparable periods in 2001.

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

         As part of the acquisition of Women.com, the Company acquired approximately $4.9 million of prepaid print advertising in certain Hearst magazines. These ads are currently scheduled to appear through March 2003. The Company recognized approximately $0.6 million and $1.7 million of non-cash print advertising expense for the three and nine months ended September 30, 2002 from this advertising, respectively. For the three and nine months ended September 30, 2001, non-cash print advertising expense was approximately $0.8 million. As of September 30, 2002, included in the caption "Other current assets" in the condensed consolidated balance sheet is approximately $1.4 million of prepaid Hearst print advertising.

         Revenues, net of the royalty payment, from Hearst for the three and nine months ended September 30, 2002 were approximately $1.5 million and $5.0 million, respectively. For the three and nine months ended September 30, 2001, revenues from Hearst were approximately $2.0 and $2.1 million, respectively. As of September 30, 2002, the Company was owed, net of royalty payments, approximately $25,000 from Hearst.

Note 5 - Business Acquisitions

Promotions.com, Inc.

         On April 18, 2002, the Company acquired 82.3% of the outstanding shares of Promotions.com common stock, a promotion and direct marketing company. On May 24, 2002, the Company acquired the remaining outstanding shares of Promotions.com common stock through a second-step merger. The aggregate purchase price paid was approximately $15.2 million, consisting of approximately $11.1 million of cash (inclusive of closing costs) and 1,587,191 shares of the Company's common stock. This $11.1 million included $9.8 million which represented the net cash on the balance sheet of Promotions.com. The difference between the purchase price and the fair value of the acquired net assets of Promotions.com of approximately $3.0 million has been recorded as goodwill.

         The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

         Working capital ..................    $ 8,103
         Fixed assets .....................      1,196
         Customer contracts and member list      1,540
         Technology .......................        890
         Trademarks and domain names ......        477
         Goodwill .........................      2,959
                                               -------
                                               $15,165
                                               =======
iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

         The accompanying unaudited pro forma summary presents consolidated results of operations for the Company as if the acquisition of Promotions.com had been consummated on January 1, 2001. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                                                    Nine months ended                 Year ended
                                                   September 30, 2002              December 31, 2001
                                                   ------------------              -----------------
                                                         (in thousands, except per share data)

Revenues....................................           $  47,359                      $  71,255
Net loss from operations....................           $ (19,924)                     $ (62,910)
Net loss....................................           $ (28,590)                     $ (58,275)
Net loss per share..........................           $   (0.52)                     $   (1.31)


Note 6 - Commitments and Contingencies

Leases

         The Company leases office space and equipment, under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of September 30, 2002:

                   Year ending September 30:          (in thousands)
                   ----------------------------------------------------
                   2003............................            $ 5,097
                   2004............................              4,159
                   2005............................              4,114
                   2006............................              3,975
                   2007............................              3,791
                                                              --------
                                                              $ 21,136
                                                              ========

Joint Ventures

         The Company is obligated to fund the ongoing business and operations of Cooperative Beauty Ventures, L.L.C., a joint venture between the Company and Unilever, but not to exceed $7.0 million. During 2002, the Company has not been required to fund the operations of the venture, and as of September 30, 2002, iVillage has contributed, in total, approximately $1.9 million to the venture.

Litigation

         In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2002 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to iVillage from matters described would not be material to the consolidated financial statements.

         Several plaintiffs have filed class action lawsuits against the Company, several of its present and former executives and directors and its underwriters in connection with its March 1999 initial public offering. A similar class action lawsuit was filed against the Company's Women.com subsidiary, several of its former executives and directors and its underwriters in connection with Women.com's October 1999 initial public offering. The complaints generally assert claims under the Securities Act, the Exchange Act and rules promulgated by the Securities and Exchange Commission (the "SEC"). The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys' fees.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


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


Overview

         iVillage is a leading women's media company and the number one source for women's information online. iVillage includes iVillage.com, Women.com, PAG, iVillage Parenting Network, Inc. (operator of Lamaze Publishing and The Newborn Channel), iVillage Consulting, Promotions.com and Astrology.com. iVillage.com and Women.com are leading online women's destinations providing practical solutions and everyday support for women 18 and over. Lamaze Publishing produces advertising supported educational materials for expectant and new parents. The Newborn Channel is a satellite television network broadcast in approximately 1,100 hospitals nationwide. PAG is a comprehensive source of information and program linkage that serves as an international platform for diversity and women offering an extensive database of organizations, best practices and guidance in the areas of workplace diversity, women and corporate communications to subscribing companies and members. Promotions.com is a promotions solution company which helps companies achieve their overall marketing and business objectives.

         The discussion and analysis below includes the results of operations of Cooperative Beauty Ventures, L.L.C. since March 1, 2001, Women.com since June 18, 2001, PAG since July 16, 2001 and Promotions.com since April 19, 2002. Cooperative Beauty Ventures, L.L.C. was accounted for under the equity method of accounting prior to March 1, 2001.

         Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by iVillage.


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

         Advertising revenues are derived principally from long-term and short-term advertising contracts in which iVillage typically guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Sponsorship and advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that iVillage has no continuing obligations and the collection of the receivable is reasonably assured, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, iVillage defers recognition of the corresponding revenues until the guaranteed impressions are achieved.

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

         Sponsorship and advertising revenues also include revenues from Promotions.com, Inc., which generates revenues through the Web sites Webstakes.com, a Web site dedicated to Internet sweepstakes and promotions, and Promotions.com, a full service integrated promotions services group.

         Webstakes.com revenues are derived principally from service contracts whereby the Company recognizes revenues based on either a "cost-per-click" or a "cost-per-action" pricing model. The contracts typically include cancellation clauses ranging from 30 to 60 days. Revenue is recognized ratably over the period during which the Company provides promotions services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. With a cost-per-click pricing model, the Company generally guarantees a minimum number of advertising impressions, and/or times that the Company's visitors are delivered to its customer's Web site. To the extent that these minimum guarantees are not met, the Company defers recognition of the corresponding revenues until the guaranteed levels are achieved. Revenue is recognized differently in a cost-per-action pricing model, which requires the Company to not only deliver the aforementioned, but also a specific user action such as purchasing a product or registering as a member of the customer's Web site in order for the Company to earn revenue. The Company recognizes revenue related to the cost-per-action pricing model when the specific action has been performed on its customer's Web site and the collection of the corresponding receivable is reasonably assured.

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

         Sponsorship and advertising revenues also include barter revenues, which generally represent exchanges by iVillage of advertising space on its Web sites for reciprocal advertising space on or traffic from other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon iVillage's recent practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are generally recognized when iVillage's advertisements are displayed on the reciprocal Web sites or properties, which is typically in the same period as when advertisements are displayed on iVillage.com and its affiliated properties, and are included as part of sales and marketing expenses. Revenues from barter transactions were approximately $2.6 million and $1.8 million for the nine months ended September 30, 2002 and 2001, respectively.

         iVillage Consulting is a business unit within iVillage that provides production and back-end provisioning for customers in need of these services. iVillage recognizes revenues from production services based upon actual hours worked at iVillage's negotiated hourly rates and/or fixed fees stipulated in contracts.

         PAG is a comprehensive source of information and program linkage that serves as an international platform for diversity and women offering an extensive database of organizations, best practices and guidance in the areas of workplace diversity, women and corporate communications to subscribing companies and members. Revenues from PAG are generated primarily through subscription-based programs that convey current best practices for women and diversity issues in the workplace and the hosting of an annual two-day event focusing on women and diversity. iVillage recognizes revenue from subscriptions ratably over the term of the contract.

         Revenues from the e-commerce portion of Astrology.com consist of the sale of astrological charts and other related products to visitors to the Astrology.com Web site. iVillage recognizes revenues from Astrology.com product sales, net of any discounts, when products are shipped to customers and the collection of the receivable is reasonably assured.

         iVillage has and expects to continue to receive revenues from new initiatives involving subscription-based properties, the sale of iVillage branded products and services and the sale of research. During the third quarter of 2002, the Company began selling various iVillage branded consumer products labeled iVillageSolutions through its Web site. Through an agreement with a third party, iVillage receives a revenue share on each sale and bears no fulfillment risks. Subsequent to September 30, 2002, iVillage launched iVillageAccess, the Company's Internet Service Provider offering ("ISP"). The ISP is provided through an agreement with a third party, and iVillage receives a revenue share on each consumer. While iVillage believes that one or more of these new initiatives will develop into a recurring source of revenues, iVillage can make no assurance that it will be successful in any of these endeavors.

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

Results of Operations

Revenues

         Revenues were approximately $14.6 million and $45.8 million for the three and nine months ended September 30, 2002, respectively, which represents a decrease of approximately 19% and an increase of approximately 9%, respectively, when compared with the corresponding periods' revenues of approximately $18.1 million and $42.1 million in 2001. The increase in revenues for the nine months ended September 30, 2002, as compared to 2001, was primarily due to the acquisitions of PAG and Promotions.com resulting in identifiable incremental revenues of approximately $1.7 million and $1.6 million, respectively, as well as revenues from new initiatives involving online subscription-based properties and research resulting in revenues of approximately $0.6 million and $1.1 million, respectively, offset by lower licensing revenue of approximately $1.7 million. Sponsorship and advertising revenues were approximately $11.8 million and $35.1 million for the three and nine months ended September 30, 2002, respectively, compared to approximately $13.8 million and $34.8 million for the corresponding periods in 2001. Sponsorship and advertising revenues accounted for approximately 81% and 77% of total revenues for the three and nine months ended September 30, 2002, respectively, compared to 77% and 83% of total revenues for the corresponding periods in 2001. Revenues from Lamaze Publishing and The Newborn Channel accounted for approximately 31% and 27% of sponsorship and advertising revenues for the three and nine months ended September 30, 2002, respectively, compared to approximately 21% and 26% for the corresponding periods in 2001. Revenues from Promotions.com accounted for approximately 7% and 5% of sponsorship and advertising revenues for the three and nine months ended September 30, 2002, respectively. Promotions.com was acquired in the second quarter of 2002, and consequently there are no comparative numbers for the corresponding periods in 2001.

         Included in sponsorship and advertising revenues are barter transactions, which accounted for approximately 6% and 7% of sponsorship and advertising revenues for the three and nine months ended September 30, 2002, respectively, and approximately 3% and 5% of sponsorship and advertising revenues for the corresponding periods in 2001.

         Included in revenues are production fees received from work performed, primarily for Hearst, by the iVillage Consulting unit, which accounted for approximately 6% and 8% of total revenues for the three and nine months ended September 30, 2002, respectively, and approximately 8% and 4% of total revenues for the corresponding periods in 2001.

         Included in revenues are subscription-based fees and sponsorship revenues derived from the services provided by PAG which accounted for approximately 7% and 6% of total revenues for the three and nine months ended September 30, 2002, respectively, and approximately 5% and 2% of total revenues for the corresponding periods in 2001.

         Included in revenues are fees received from licensing portions of iVillage's content, and fees from chart sales through Astrology.com, which collectively accounted for approximately 5% and 6% of total revenues for the three and nine months ended September 30, 2002, respectively, compared to 10% and 11% of total revenues for the corresponding periods in 2001.

         Included in revenues are fees from new initiatives involving online subscription-based properties and the sale of research which accounted for approximately 1% and 4% of total revenues for the three and nine months ended September 30, 2002, respectively. These new initiatives were commenced in the later part of 2001, and consequently there are no comparative numbers for the corresponding periods in 2001.

         For the three and nine months ended September 30, 2002, revenues from iVillage's five largest advertisers accounted for approximately 41% of total revenues. Two advertisers, Procter and Gamble and Hearst accounted for approximately 17% and 11% of total revenues for the three months ended September 30, 2002, respectively. Three advertisers, Procter and Gamble, Hearst and Unilever accounted for approximately 13%, 11% and 11% of total revenues for the nine months ended September 30, 2002, respectively. One advertiser, Unilever, accounted for approximately 14% of total revenues for the three and nine months ended September 30, 2001, respectively, and Hearst accounted for approximately 11% of total revenues for the three months ended September 30, 2001. iVillage's five largest advertisers accounted for approximately 35% and 34% of total revenues for the three and nine months ended September 30, 2001, respectively. At September 30, 2002, Procter and Gamble accounted for approximately 40% of the net accounts receivable, and at December 31, 2001, Hearst and Unilever accounted for approximately 14% and 10% of the net accounts receivable, respectively.

Operating Expenses

Editorial, Product Development and Technology.

         Editorial, product development and technology expenses consist primarily of payroll and related expenses for the editorial, technology, Web site design and production staffs, severance costs for terminated employees, the cost of communications, related expenditures necessary to support iVillage's Web sites, software development, technology and support operations, and an allocation of facility expenses, which is based on the number of personnel. Editorial, product development and technology expenses for the three and nine months ended September 30, 2002 were approximately $7.5 million, and $21.5 million, or 51% and 47% of total revenues, respectively. Editorial, product development and technology expenses were approximately $8.2 million and $26.2 million, or 45% and 62% of total revenues, respectively, for the corresponding periods in 2001. The decrease between the comparable nine month periods was primarily attributable to a decrease of salaries, severance and related benefits of approximately $3.1 million, renegotiation of expenditures which provide support, content and serving of impressions to iVillage's Web sites of approximately $0.7 million, and lower facility costs resulting in a decreased facilities allocation of approximately $0.9 million. These reductions were offset slightly by incremental costs associated with the acquisition of Promotions.com of approximately $0.6 million. Editorial, product development and technology expenses decreased as a percentage of total revenues for the nine months ended September 30, 2002, as compared to the same period in 2001, as a result of the benefits recognized from cost reduction initiatives implemented throughout 2001 and into 2002, coupled with an increase in revenues.

Sales and Marketing.

         Sales and marketing expenses consist primarily of costs related to distribution agreements, payroll and expenses for sales and marketing personnel, severance costs for terminated employees, commissions, advertising and other marketing-related expenses, and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the three and nine month periods ended September 30, 2002 were approximately $5.9 million and $23.5 million, or 40% and 51% of total revenues, respectively. Sales and marketing expenses were approximately $8.0 million and $27.7 million, or 44% and 66% of total revenues, respectively, for the comparable periods in 2001. The decrease in sales and marketing expenses for the nine month period ended September 30, 2002, as compared to 2001, was primarily attributable to the benefits of cost reduction initiatives implemented throughout 2001 and into 2002 which resulted in an approximately $6.1 million decrease in advertising expenses, a decrease in payroll, severance, commission and related benefits of approximately $3.2 million, and lower facility costs resulting in a decreased facilities allocation of approximately $0.6 million partially offset by the negotiated advertising spend and termination of an advertising agreement with NBC resulting in charges of approximately $1.3 million and $4.1 million, respectively, as well as incremental sales and marketing expenses related to the PAG and Promotions.com acquisitions of approximately $0.5 million and $1.0 million, respectively. Sales and marketing expenses decreased as a percentage of total revenues for the nine months ended September 30, 2002, as compared to the same period in 2001, as a result of the benefits recognized from cost reduction initiatives implemented throughout 2001 and into 2002, coupled with an increase in revenues.

         Included in sales and marketing expenses are barter transactions, which amounted to approximately 13% and 10% of sales and marketing costs during the three and nine months ended September 30, 2002, respectively, compared to 5% and 6% of sales and marketing expenses for the comparable periods in 2001.


General and Administrative.

         General and administrative expenses consist primarily of payroll, related expenses and benefits for the executive management, finance, allocated facility expenses, human resources and legal employees, severance costs for terminated employees, general corporate overhead, and other professional fees. General and administrative expenses for the three and nine months ended September 30, 2002 were approximately $3.2 million and $9.4 million, or 22% and 20% of total revenues, respectively. For the comparable periods in 2001, general and administrative expenses were approximately $3.6 million and $12.5 million, or 20% and 30% of total revenues, respectively. The decrease in general and administrative expenses for the comparable nine month period was primarily due to a decrease in salaries, severance and related benefits of approximately $2.0 million, a payment to the former Chief Executive Officer of approximately $1.3 million in 2001, and a decrease in professional fees and facilities allocation of approximately $0.2 million each, partially offset by the acquisitions of PAG and Promotions.com resulting in incremental costs of approximately $0.6 million and $0.4 million, respectively, as well as higher insurance costs of approximately $0.5 million. General and administrative expenses decreased as a percentage of total revenues for the nine months ended September 30, 2002, compared to the comparable period in 2001, as a result of the benefits recognized from cost reduction initiatives implemented throughout 2001 and into 2002, coupled with an increase in revenues.

         In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three and nine months ended September 30, 2002, iVillage reversed approximately $0.5 million and $0.9 million, respectively, of accruals included in operating expenses due to a change in estimate on services previously provided. This amount was offset by additional accruals for various operating expenses.

Depreciation and Amortization.

         Depreciation and amortization expenses for the three and nine months ended September 30, 2002 were approximately $3.2 million and $9.1 million, or 22% and 20% of total revenues, respectively. For the comparable periods in 2001, depreciation and amortization expenses were approximately $7.1 million and $16.5 million, or 39% of total revenues. The dollar decrease of approximately $8.6 million in depreciation and amortization for the comparable nine month period was primarily due to the adoption of the provisions of SFAS 142.

Interest Income, Net

         Interest income, net includes primarily interest income from iVillage's cash balances. Interest income, net for the three and nine months ended September 30, 2002 was approximately $0.1 million and $0.4 million, or 1% of total revenues, respectively. For the same periods in 2001, interest income, net was approximately $0.6 million and $2.0 million, or 3% and 5% of total revenues, respectively. The decrease between 2002 and 2001 was due to lower average net cash and cash equivalents balances and lower interest rates in 2002 as compared to 2001.

Net Loss

         iVillage recorded a net loss of approximately $5.0 million and $26.5 million, or $0.09 and $0.48 per share, respectively, for the three and nine month periods ended September 30, 2002. For the same periods in 2001, iVillage recorded a net loss of approximately $8.0 million and $38.7 million, or $0.15 and $0.99 per share, respectively. The decrease in net loss for the nine months ended September 30, 2002 compared to the same period in 2001 was primarily due to the increase in revenues of approximately $3.7 million and a decrease in operating expenses of approximately $19.5 million, partially offset by the adoption of SFAS 142 which resulted in a change of accounting principle charge of approximately $9.2 million in the first quarter of 2002 relating to the impairment of goodwill.

Liquidity and Capital Resources

         Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. iVillage currently does not maintain any off-balance sheet arrangements.

         As of September 30, 2002, iVillage had approximately $24.4 million in cash and cash equivalents and approximately $8.5 million of restricted cash. Cash equivalents consist primarily of money market accounts. The restricted cash consists of money held for a letter of credit collateralizing a real estate lease for iVillage's New York office space. iVillage maintains its cash and cash equivalents in highly rated financial institutions.

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

         iVillage has and expects to continue to reduce its costs. In the past, the Company has achieved cost reductions through increased managerial efficiencies and several expense reduction initiatives targeted at certain expenses, including without limitation, reduced advertising, targeted staff reductions and reduced company employee benefit plan costs, as well as other initiatives. During the ninth months ended September 30, 2002, iVillage has paid approximately $0.6 million for severance and related costs for staff reduction and acquisition related layoffs. On November 13, 2002, iVillage announced further staff reductions of approximately 30 employees, or approximately 10% of iVillage's workforce, and management estimates that this staff reduction will result in an approximately $0.6 million restructuring charge, of which a substantial portion will be recorded in the fourth quarter of 2002.

         Net cash used in operating activities decreased to approximately $1.2 million for the three months ended September 30, 2002, from $18.7 million for the comparable period in 2001. Net cash used in operating activities decreased to approximately $5.8 million for the nine months ended September 30, 2002, from approximately $40.6 million for the same period in 2001. The overall decrease in net cash used in operating activities for the nine months ended September 30, 2002 compared to the comparable period in 2001 was primarily from a decrease in net loss, less adjustments, of approximately $13.4 million, a smaller decrease in accounts payable and accrued expenses in 2002 of approximately $13.8 million, primarily from liabilities paid in the third quarter of 2001 resulting from the Women.com acquisition, a larger decrease in restricted cash and other assets in 2002 of approximately $2.3 million primarily due to the one-time charge for the termination of the NBC agreement, and an increase in deferred revenue of approximately $0.9 million in 2002 as compared to a decrease of approximately $3.6 million in 2001. The decrease in net loss was primarily due to an increase in revenues of approximately $3.7 million and a decrease in operating expenses of approximately $19.5 million, partially offset by the adoption of SFAS 142 which resulted in a change of accounting principle charge of approximately $9.2 million in the first quarter of 2002.

         Cash used in investing activities was approximately $1.1 million and $1.7 million for the three and nine months ended September 30, 2002, respectively. This compares to cash used in investing activities of approximately $0.9 million and net cash provided by investing activities of $4.6 million, respectively, for the three and nine months ended September 30, 2001. The overall increase in net cash used in investing activities for the nine months ended September 30, 2002 compared to the comparable period in 2001 was primarily due to the acquisition of Women.com in the second quarter of 2001 resulting in net cash acquired of approximately $11.0 million. This amount was partially offset by lower fixed asset purchases in 2002 of $3.9 million and the purchase of an additional 30.1% interest in Cooperative Beauty Ventures, L.L.C. of approximately $1.1 million in the first quarter of 2001.

         There was no cash provided by financing activities for the three months ended September 30, 2002 and cash provided by financing activities was approximately $2.0 million for the nine months ended September 30, 2002, compared to approximately $0.6 million and $22.2 million for the three and nine months ended September 30, 2001, respectively. The overall decrease in cash provided by financing activities for the nine months ended September 30, 2002 compared to the comparable period in 2001 was primarily attributable to the purchase of shares of common stock and warrants by Hearst and other former Women.com stockholders in the second quarter of 2001 resulting in net proceeds of approximately $18.9 million.

         In March 2001, iVillage purchased an additional 30.1% of Cooperative Beauty Ventures, L.L.C. from Unilever for $1.5 million, thereby increasing its ownership to 80.1%. The agreement revised iVillage's funding obligation and provides that iVillage will fund the ongoing business and operations of this venture, not to exceed $7.0 million, and terminates Unilever's funding obligation. During 2002, the Company has not been required to fund the operations of the venture and, as of September 30, 2002, iVillage has contributed, in total, approximately $1.9 million to the venture. As a result of the purchase transaction described above, iVillage gained operational control of the venture and the venture was consolidated within iVillage's financial statements beginning in March 2001.

         Unilever can exercise a "put" option to require iVillage to purchase Unilever's remaining ownership interest in the venture for fair market value at any time after September 30, 2002. At any time on or after September 30, 2002, iVillage can exercise a "call" option to require Unilever to sell its remaining interest in the venture to iVillage for fair market value; provided, however, that Unilever can exercise a "call" option superior to iVillage's "call" option to purchase a portion of iVillage's interest in the venture for fair market value, up to a limit of 50% of the venture's ownership. These "put" and "call" options must be paid in cash. If iVillage was required to purchase Unilever's remaining ownership interest in the venture pursuant to the exercise of one of these options, iVillage does not believe the amount of cash payable would be material and expects that it would fund this obligation with its working capital. In addition, at any time on or after September 30, 2002, Unilever can exercise a "call" option to purchase a portion of iVillage's membership interest in the venture for fair market value, up to a limit of 50% of the venture's ownership.

         iVillage's February 2000 advertising agreement with Unilever, as amended, provides for a Unilever advertising purchase commitment of $14.5 million. Through September 30, 2002, iVillage has earned approximately $12.9 million under the advertising agreement with the remaining approximately $1.6 million to be earned between the period October 1, 2002 through June 30, 2003.

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

         Women.Com has been party to a multi-year advertising agreement with Procter and Gamble since July 2000. During the third quarter of 2002, this agreement was amended to eliminate the provision for an early termination fee and to lower the minimum guaranteed fee to Women.com to approximately $9.6 million. Women.com had earned approximately $8.3 million under this advertising agreement through September 30, 2002, and approximately $1.3 million of the advertising purchase commitment remains from October 1, 2002 through June 30, 2003.


         In December 2001, concurrent with the termination of Women.com's agreement with AOL, iVillage entered into an advertising agreement with AOL pursuant to which AOL delivered a guaranteed number of impressions during the period from December 2001 through January 2002. In consideration of these services, iVillage paid AOL $0.7 million. In 2002, iVillage entered into a web pointing agreement with AOL, pursuant to which AOL provided a link to iVillage's Web site. The agreement terminated on September 30, 2002, and in consideration of these services, iVillage paid AOL approximately $0.2 million.


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

         In March 2002, iVillage entered into a one-year financial advisory agreement with Allen & Company Incorporated ("Allen & Company") pursuant to which Allen & Company has agreed to act as iVillage's financial advisor with respect to various matters from time to time. iVillage paid Allen & Company an initial non-refundable fee of $505,000 in April 2002, which fee shall be credited towards any additional fees payable to Allen & Company for services rendered pursuant to this agreement.

         On April 18, 2002, the Company acquired 82.3% of the outstanding shares of Promotions.com common stock. On May 24, 2002, the Company acquired the remaining outstanding shares of Promotions.com common stock through a second-step merger. The aggregate purchase price paid was approximately $15.2 million, consisting of approximately $11.1 million of cash (inclusive of closing costs) and 1,587,191 shares of the Company's common stock.

         iVillage leases office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under noncancelable operating leases as of September 30, 2002 for the next five years:

Year ending September 30:                          (in thousands)
2003..........................................        $   5,097
2004..........................................            4,159
2005..........................................            4,114
2006..........................................            3,975
2007..........................................            3,791
                                                      ---------
                                                      $  21,136
                                                      =========


         iVillage currently maintains a receivable from the landlord of its New York headquarters for the remaining approximately $0.8 million for reimbursement of certain construction expenses. iVillage anticipates collection of this receivable within the next year.

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

Recent Accounting Pronouncements

         In April 2002, the FASB issued SFAS 145 "Rescission of SFAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002". SFAS 145 becomes effective for financial statements issued for fiscal years beginning after May 15, 2002. Management believes the adoption of SFAS 145 will not have a material impact on the Company's financial position and results of operations.

         In June 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of SFAS 146 shall be effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. Management believes the adoption of SFAS 146 will not have a material impact on the Company's financial position and results of operations.

Risk Factors That May Affect Results of Operations and Financial Condition


iVillage may face difficulties encountered in the new and rapidly evolving markets in which it operates.

         iVillage faces many of the risks and difficulties frequently encountered in new and rapidly evolving markets, including the Internet advertising and consumer products and services markets. These risks and difficulties include iVillage's ability to:


         o attract a larger audience to the iVillage network of Web sites;

         o increase awareness of the iVillage brand and iVillage-branded products and services;

         o        strengthen user loyalty;

         o offer compelling content and desirable consumer products and services;

         o        maintain current, and develop new, strategic relationships;

         o attract a large number of advertisers from a variety of industries;

         o        respond effectively to competitive pressures;

         o        continue to develop and upgrade iVillage's technology; and

         o        attract, retain and motivate qualified personnel.


         iVillage has not achieved profitability and has recent and anticipated continuing losses. iVillage has not achieved profitability and iVillage expects to continue to incur operating losses for the foreseeable future. iVillage incurred net losses attributable to common stockholders of approximately $26.5 million for the nine months ended September 30, 2002, $48.5 million for the year ended December 31, 2001, and $191.4 million for the year ended December 31, 2000. As of September 30, 2002, iVillage's accumulated deficit was approximately $459.3 million.

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

         iVillage depends on a limited number of customers for a significant portion of its revenues. For the three and nine months ended September 30, 2002, revenues from iVillage's five largest advertisers accounted for approximately 41% of total revenues, respectively. Two advertisers, Procter and Gamble and Hearst accounted for approximately 17% and 11% of total revenues for the three months ended September 30, 2002, respectively. Three advertisers, Procter and Gamble, Hearst and Unilever accounted for approximately 13%, 11% and 11% of total revenues for the nine months ended September 30, 2002, respectively. One advertiser, Unilever, accounted for approximately 14% of total revenues for the three and nine months ended September 30, 2001, respectively, and Hearst accounted for approximately 11% of total revenues for the three months ended September 30, 2001. iVillage's five largest advertisers accounted for approximately 35% and 34% of total revenues for the three and nine months ended September 30, 2001, respectively. At September 30, 2002, Procter and Gamble accounted for approximately 40% of the net accounts receivable, and at December 31, 2001, Hearst and Unilever accounted for approximately 14% and 10% of the net accounts receivable, respectively. iVillage anticipates that its results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. In addition, iVillage's largest customers have in the past varied over time, and iVillage anticipates that they will continue to do so in the future. Consequently, the loss of even a small number of iVillage's largest customers at any one time may adversely affect iVillage's business, financial condition and results of operations, unless iVillage is able to enter into a sufficient number of new comparable contracts.

iVillage common stock may be delisted and, if it is delisted, trading in iVillage common stock would decrease substantially and the market price of iVillage common stock may decline further.

         iVillage received a letter from The NASDAQ Stock Market, Inc., dated September 17, 2002, stating that iVillage had failed to maintain a minimum per share bid price of $1.00 over the last 30 consecutive trading days, which is required for continued listing on The NASDAQ National Market. iVillage will have until December 16, 2002 to regain compliance with this continued listing requirement. If at any time before December 16, 2002, the closing bid price of iVillage's common stock is at least $1.00 for a minimum of ten consecutive days, NASDAQ will determine if iVillage then complies with NASDAQ's continued listing requirements. If iVillage is unable to demonstrate compliance with the continued listing requirements on or before December 16, 2002, NASDAQ will provide iVillage with written notification that its securities will be delisted. iVillage may appeal The NASDAQ staff's decision to a NASDAQ Listing Qualifications Panel or apply to transfer its securities to The NASDAQ SmallCap Market. iVillage currently intends to apply for a transfer to The NASDAQ SmallCap Market if it appears that iVillage will be unable to regain compliance with the continued listing requirements of The NASDAQ National Market. There can be no guarantee that iVillage's transfer application will be approved by NASDAQ.

         If iVillage common stock is delisted from trading, the market price of iVillage common stock may decline further, possibly to zero, and it may have a material adverse effect on the ability of iVillage's stockholders to sell their shares. The delisting of iVillage's common stock would also make it more difficult for iVillage to raise additional financing.


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

         o fluctuations in the demand for advertising or electronic commerce;

         o bankruptcies or other payment defaults of companies that are a source of advertising revenues;

         o volatility in the media market and the high number of companies decreasing their marketing budgets;

         o        changes in the level of traffic on its network; and

         o fluctuations in marketing expenses and technology infrastructure costs.


         iVillage's revenues for the foreseeable future will remain primarily dependent on user traffic levels and advertising activity on its Web sites. Future revenues are difficult to forecast. iVillage may be unable to adjust spending quickly enough to offset any unexpected reduction in revenues in a particular quarter, which may materially and adversely affect its business, financial condition and results of operations.


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


         iVillage currently anticipates that its existing cash and cash equivalents will be sufficient to meet its anticipated capital expenditures and working capital requirements for at least the next twelve months. However, the amount of cash and cash equivalents that iVillage will need in the future cannot be accurately predicted and depends on many factors, including the amount of revenues received and expenses incurred in connection with the operation of its business. Accordingly, iVillage may need to raise additional funds in the future to fund its operations. iVillage can make no assurances that additional financing will be available to iVillage on acceptable terms, or at all. In particular, unless the market price of iVillage's common stock increases dramatically, it is unlikely that iVillage will be able to raise funds through a public offering of its common stock. Due to iVillage's lack of profitability, it is also unlikely that iVillage would be able to obtain any bank financing. If anticipated operating results are not achieved, management of iVillage has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources if those resources were not available on terms acceptable to iVillage, although iVillage can make no assurances in this regard.

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


As of September 30, 2002, Hearst owned approximately 29.5% of the outstanding shares of iVillage common stock and had three representatives on the iVillage Board of Directors; therefore, Hearst is able to significantly influence iVillage's corporate direction and policies.


         As of September 30, 2002, Hearst owned approximately 29.5% of the outstanding shares of iVillage's common stock, assuming that all of the shares of Women.Com Networks, Inc. held by former Women.Com stockholders and all of the shares of Promotions.com, Inc. held by former Promotions.com stockholders had been exchanged for shares of iVillage common stock, in which case there would have been 55,533,738 shares of iVillage common stock outstanding. In addition, Hearst holds a warrant entitling it to purchase 2,065,695 shares of iVillage's common stock.


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


The market for Internet advertising is still developing. If the Internet fails to gain further acceptance as a medium for advertising, and iVillage fails to develop significant alternative sources of revenue, iVillage would have slower revenue growth than expected and would incur greater than expected losses.


         iVillage expects to continue to derive a substantial portion of its revenues from sponsorships and advertising for the foreseeable future, as demand and market acceptance for Internet advertising continues to develop. Accordingly, iVillage's business depends on market acceptance of the Internet as a medium for advertising. Although iVillage derives a portion of its revenues from sales and/or licensing of content, products and services, consumer reluctance to subscribe to or pay for such content, products and services may limit iVillage's ability to supplement Internet advertising as a substantial source of revenue in the foreseeable future.


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


iVillage's business would be harmed by a decline in user traffic.

         iVillage's business is inherently dependent upon high user traffic levels. The rates charged to advertisers and sponsors and the number of products and services sold by iVillage are directly related to the number of visitors to iVillage's Web sites. User traffic from certain Web sites that are non-proprietary to iVillage are sometimes included in the reported information regarding iVillage's network of Web sites. These properties include certain of the Hearst magazines and other parties who have agreed to have traffic from their Web sites incorporated within the iVillage Network. There is no guarantee that the number of visitors to iVillage's Web sites will not decline or that Hearst or other third parties will continue to permit inclusion of their Web sites as part of the iVillage network for traffic reporting purposes. Any decline in user traffic levels could have a material adverse effect on iVillage's business, financial condition and results of operations.

iVillage may not be able to expand its business through acquisitions and joint ventures and, even if iVillage is successful in this regard, iVillage's operations may be adversely affected as a result of an acquisition or joint venture.

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


         iVillage's market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The recent growth of the Internet and intense competition in iVillage's industry exacerbates these market characteristics. To achieve its goals, iVillage needs to effectively integrate the various software programs and tools required to enhance and improve its product offerings and manage its business. For example, iVillage's failure to promptly or adequately implement the World Wide Web Consortium's Platform for Privacy Preferences, or P3P, standards could result in reduced user traffic to iVillage's Web sites or regulatory and/or legal claims if iVillage's P3P policy does not conform to iVillage's written privacy policy posted on its Web sites. iVillage's future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its services. iVillage may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, iVillage's new enhancements must meet the requirements of iVillage's current and prospective users and must achieve significant market acceptance. iVillage also could incur substantial costs if it needs to modify its services or infrastructure to adapt to these changes. Due to expense reduction initiatives over the last several years, iVillage has not upgraded certain aspects of its technology infrastructure.

Seasonal and cyclical patterns may adversely affect iVillage's business.


         iVillage believes that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. iVillage believes that similar seasonal and cyclical patterns have also developed in its market, generally resulting in lower advertising revenues in the first and third calendar quarters of each year. In addition, traffic levels on iVillage's Web sites typically fluctuate during the summer and year-end vacation and holiday periods. These seasonal and cyclical patterns may adversely affect iVillage's business, financial condition and results of operations.


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


         Although neither the terrorist attacks on the World Trade Center in September 2001 nor the late 2001 bio-terrorist attacks on various organizations have had a material adverse effect on iVillage's business, operations or financial condition, iVillage cannot assure you that future terrorist attacks in the United States, and particularly in New York City where iVillage's headquarters are located, or the response of the U.S. government to the 2001 or any future terrorist actions, would not negatively affect iVillage through further disruption of the economy or financial markets, or otherwise. The proximity of iVillage's headquarters to certain possible terrorist targets in New York City could also, in the event of future terrorist attacks, result in damage to or destruction of iVillage's headquarters as well as the permanent or temporary loss of key personnel. iVillage has not yet fully developed a disaster recovery plan and iVillage cannot guarantee that iVillage's insurance coverage would adequately reimburse iVillage for any damages suffered as a result of a terrorist attack.


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

         o Web search and retrieval and other online service companies, commonly referred to as portals, such as AOL, Microsoft Corporation's MSN service and Yahoo! Inc.;

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


         Although iVillage believes that its technologies do not infringe upon the intellectual property rights of others, third parties have in the past asserted, and could assert in the future, claims of patent, trademark or copyright infringement or misappropriation of creative ideas or formats against iVillage with respect to iVillage's use of domain names, iVillage's content, Web page formats, Web business methods or any third-party content it publishes or broadcasts. iVillage expects that participants in iVillage's markets will continue to be subject to infringement claims. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention, require iVillage to enter into costly royalty or licensing arrangements or prevent iVillage from using important technologies, ideas or formats, any of which could materially harm iVillage's business, financial condition or results of operations.


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

         If iVillage becomes unable to collect personal data from a sufficient number of the users of its network, iVillage may lose significant advertising revenues. iVillage generally asks its members and users to "opt-in" to receive special offers and other direct marketing opportunities from iVillage, its advertisers and partners. iVillage's network also requests and obtains personal data from users who register to become members of the network. Registration as a member is required in order for users to have full access to the services offered by iVillage's network. Personal data gathered from members is used to tailor content to them and is provided, on an aggregate basis, to advertisers to assist them in targeting their advertising campaigns to particular demographic groups. The attractiveness of iVillage's network to current or prospective advertisers depends in part on iVillage's ability to provide user data to support this tailoring capability. Privacy concerns may cause users to resist providing this personal data, however. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of iVillage's use of personal data. iVillage's failure to implement P3P standards could discourage users from using iVillage's Web sites, products and services and from providing their personal data to iVillage. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Economic Community, have adopted legislation or regulations containing these notification and privacy requirements.


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


iVillage is subject to legal proceedings that could result in liability and damage to its business.


         From time to time, iVillage has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, as well as two securities class action lawsuits. iVillage is unable to determine the amount for which it potentially could be liable since a number of these lawsuits do not specify an amount for damages sought, and iVillage maintains insurance, or believes it is entitled to indemnification from third parties, which may cover some or all of the claims, should they be successful. Such proceedings and claims, even if not meritorious, could require the expenditure of significant financial and managerial resources, which could harm iVillage's business. iVillage believes it has meritorious defenses to all the claims currently made against iVillage. Litigation, however, is inherently uncertain and iVillage may not prevail in these suits. iVillage cannot predict whether future claims will be made or the ultimate resolution of any existing or future claim.


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

iVillage's operation of the iVillageAccess ISP poses a number of risks that could materially adversely affect iVillage's business, financial condition and results of operations.

         There are a number of risks involved in the operation of the iVillageAccess ISP, including:

         o        the competitiveness of the ISP industry;

         o        iVillage's limited experience in operating as an ISP;

         o iVillage's ability to identify and predict trends in a timely manner that may impact consumers' tastes for subscription to an ISP;

         o patterns of subscriber acquisition and retention, and seasonal trends relating to subscriber usage of iVillageAccess;

         o the third parties that iVillage relies on for technical and customer service support and the overall operation of iVillageAccess;

         o the effectiveness of iVillage's revenue sharing arrangements and other strategic alliances in connection with the operation of iVillageAccess;

         o changes in operating expenses due to marketing and other subscriber acquisition costs including telecommunications expenses;

         o changes in government regulation of ISPs could negatively impact iVillage by decreasing revenues and increasing costs; and

         o iVillage's ability to protect its systems from any telecommunications failures, security breaches, power loss, or software-related system failures.

         iVillage's inability to perform the functions required for the operation of iVillageAccess in an efficient and timely manner could result in a disruption of operations of iVillageAccess that could have a material adverse effect on iVillage's business, financial condition and results of operations.

iVillageAccess may not be able to compete with other companies offering faster, more advanced Internet connection technologies.


         Currently, iVillageAccess only provides for a dial-up connection to the Internet. Due to the increased speeds of alternative Internet services connections, such as broadband services like DSL and cable technologies, the demand for such alternatives has rapidly increased. iVillage cannot provide any assurances as to the demand for dial-up Internet connections in the future. Although iVillage is currently exploring offering broadband services, iVillage cannot guarantee that in the event it chose to do so, it (i) could have adequate access to such technologies at favorable rates, (ii) would be able to partner with providers of broadband services, or (iii) would have adequate capital to take advantage of any existing or future opportunities to provide broadband services. iVillage competes in the market for Internet connections with many ISP companies that possesses significant financial resources, have well-established brand names, and large existing customer bases. In many markets, these ISP companies already offer, or are expected to offer, broadband Internet access. iVillage's inability to compete with other dial-up Internet service providers, those ISP companies offering broadband services, or other competitors offering advanced Internet connection technologies, could have a material adverse effect on iVillage's business, financial condition and results of operations.

iVillage's sale of iVillageSolutions products, its new line of vitamins, minerals, and supplements, poses a number of risks that could materially adversely affect iVillage's business, financial condition and results of operations.

         There are a number of risks involved in the sale of iVillageSolutions products, including:

         o the competitiveness of the vitamin, mineral and supplement industry;

         o iVillage's limited experience in operating as a retailer of vitamins, minerals and supplements;

         o iVillage's ability to identify and predict trends in a timely manner that may impact consumers' tastes for vitamins, minerals and supplements;

         o iVillage's ability to effectively market to and attract customers of competitive producers such as mass merchandisers, drug store chains, independent drug stores, supermarkets and health food stores;

         o the third parties that iVillage relies on for the development, manufacture and distribution of the iVillageSolutions products;

         o the reluctance of consumers to purchase vitamins, minerals and supplements online;

         o the effectiveness of iVillage's revenue sharing arrangements and other strategic alliances in connection with the sale of iVillageSolutions products;

         o changes in operating expenses due to customer acquisition costs including manufacturing, marketing and distribution expenses; and

         o changes in government regulation of vitamins, minerals and supplements could negatively impact iVillage by decreasing revenues and increasing costs.

iVillage may face potential products liability based upon its iVillageSolutions products.

         As with other retailers, distributors and manufacturers of products that are ingested, iVillage faces an inherent risk of exposure to products liability claims in the event that the use of its products results in injury or death. iVillage may be subjected to various products liability claims including, among others, that its products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. iVillage carries insurance in the types and amounts that management considers reasonably adequate to cover the risks associated with the operations of its iVillageSolutions business. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover liabilities.

Government regulation could add additional costs to doing business in the vitamin, mineral and supplement industry.


         The manufacturing, processing, formulating, packaging, labeling and advertising of the iVillageSolutions products are subject to regulation by federal agencies, including the Federal Drug Administration, the Federal Trade Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities may also be regulated by various agencies of the states, localities and foreign countries to which iVillageSolutions products may be distributed.

         iVillage cannot (i) guarantee that existing laws and regulations have been properly interpreted and applied to the iVillageSolutions products, (ii) predict the nature of any future laws, regulations, interpretations or applications, or (iii) determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the manufacture, sale and distribution of iVillageSolutions products. Such changes may require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, expanded documentation of the properties of certain products, expanded or different labeling, or scientific substantiation. Any or all of such requirements could ultimately have a material adverse effect upon iVillage's business, financial condition and results of operations.


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

         iVillage may be unable to retain its key employees or attract, assimilate or retain other highly qualified employees in the future. iVillage has from time to time experienced, and expects to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of its financial condition and relatively low common stock price. As a result, iVillage has in the past and may in the future incur increased salaries and benefits. If iVillage does not succeed in attracting new personnel or retaining and motivating its current personnel, iVillage's business will be materially adversely affected.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.


Item 4. Controls and Procedures.


        (a) Evaluation of Disclosure Controls and Procedures.


         iVillage's management maintains disclosure controls and procedures, which it has designed to ensure that material information related to iVillage, including its consolidated subsidiaries, is made known to its disclosure committee on a regular basis. In response to recent legislation and proposed regulations, iVillage's management reviewed iVillage's internal control structure and its disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Although iVillage's management believes its existing disclosure controls and procedures are adequate to enable iVillage to comply with its disclosure obligations, as a result of such review, iVillage's management has implemented minor changes, primarily to formalize and document the procedures already in place. iVillage's management also established a disclosure committee which consists of certain members of iVillage's management.


         After the formation of iVillage's disclosure committee and within 90 days prior to the filing of this Quarterly Report for the period ending September 30, 2002, the disclosure committee carried out an evaluation, under the supervision and with the participation of iVillage's management, including its Chief Executive Officer, Douglas W. McCormick, and Chief Financial Officer, Scott Levine, of the effectiveness of the design and operation of iVillage's disclosure controls and procedures. Based upon that evaluation, Messrs. McCormick and Levine concluded that iVillage's disclosure controls and procedures are effective in ensuring that information required to be disclosed by iVillage in the reports that it files or submits under the Exchange Act is
(i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to iVillage's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         iVillage's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management, despite the existence of the controls. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As time goes by, controls may become inadequate because of changes in conditions, or the degree of compliance with such policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         (b) Changes in Internal Controls.


         There were no significant changes in iVillage's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. As there were no significant deficiencies or material weaknesses discovered, no corrective actions were taken.

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

         99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

         99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.





(b) Reports on Form 8-K.
    --------------------

         Reports on Form 8-K were filed on August 7, 2002 and September 19, 2002, each reporting under Item 5 and Item 7.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 iVILLAGE INC.
                                 (Registrant)




Dated:  November 14, 2002   By: /s/ Douglas W.  McCormick
                                ---------------------------------

                                 Douglas W.  McCormick
                                 Chairman and Chief Executive Officer (Principal Executive Officer)




Dated:  November 14, 2002   By: /s/ Scott Levine
                                ---------------------------------

                                 Scott Levine
                                 Chief Financial Officer (Principal
                                 Accounting and Financial Officer)

                                  Certification




I, Douglas W. McCormick, certify that:


1. I have reviewed this quarterly report on Form 10-Q of iVillage Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                         /s/ Douglas W. McCormick
                                         -----------------------------------
                                         Douglas W. McCormick
                                         Chief Executive Officer

                                  Certification




I, Scott Levine, certify that:


1. I have reviewed this quarterly report on Form 10-Q of iVillage Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002



                                         /s/ Scott Levine
                                         -----------------------------------
                                         Scott Levine
                                         Chief Financial Officer

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

         99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

         99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.