Form 10-K
period 2002-12-31
IVILLAGE INC
filed 2003-03-31
CIK 1074767

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

             For the fiscal year ended December 31, 2002

                                          OR

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______ to ________

                        Commission file number 000-25469


                                  iVillage Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                      13-3845162
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



500-512 Seventh Avenue, New York, New York                 10018
------------------------------------------  ------------------------------------
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (212) 600-6000

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 Par Value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [x]

         The aggregate market value of the issued and outstanding voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 26, 2003 as reported on The Nasdaq SmallCap Market, was approximately $23.95 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock (without reference to Exchange Act Regulation 13D-G's definition of "beneficial ownership") have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 26, 2003, the registrant had outstanding 55,330,877 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The documents incorporated by reference in this Form 10-K are listed in the Exhibit Index.

                                  iVillage Inc.

                                    Form 10-K

                                Table of Contents

                                                                                                           Page No.
                                                                                                           --------
     PART I
     Item 1.      Business.......................................................................................1
     Item 2.      Properties....................................................................................20
     Item 3.      Legal Proceedings.............................................................................21
     Item 4.      Submission of Matters to a Vote of Security Holders...........................................21

     PART II
     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.........................22
     Item 6.      Selected Consolidated Financial Data..........................................................24
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........25
     Item 7A.     Quantitative and Qualitative Disclosures about Market Risk....................................60
     Item 8.      Consolidated Financial Statements and Supplementary Data......................................61
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........61

     PART III
     Item 10.     Directors and Executive Officers of the Registrant............................................62
     Item 11.     Executive Compensation........................................................................67
     Item 12.     Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters...............................................................72
     Item 13.     Certain Relationships and Related Transactions................................................76
     Item 14.     Controls and Procedures.......................................................................78


     PART IV
     Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................79

     SIGNATURES.................................................................................................83

CERTIFICATIONS..................................................................................................85

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE....................................F-1

                                     PART I

         Certain statements in this Annual Report on Form 10-K, including certain statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words or phrases "can be", "expects", "may affect", "may depend", "anticipates", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and iVillage Inc. ("iVillage") cautions you that any forward-looking information provided by or on behalf of iVillage is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond iVillage's control, in addition to those risks discussed below and in iVillage's other public filings, press releases and statements by iVillage's management, including (i) the volatile and competitive nature of the media industry, (ii) changes in domestic and foreign economic, political and market conditions, (iii) the effect of federal, state and foreign regulation on iVillage's business, (iv) the impact of recent and future acquisitions and joint ventures on iVillage's business and financial condition, (v) iVillage's ability to establish and maintain relationships with advertisers, sponsors, and other third-party providers and partners, and (vi) the impact of pending litigation on iVillage's business and financial condition. All such forward-looking statements are current only as of the date on which such statements were made. iVillage does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 1. Business.

                                    Overview

         iVillage is a media company that operates the iVillage.com Web site, Women.com Networks, Inc. (operator of the Women.com Web site) ("Women.com"), iVillage Parenting Network, Inc.("IVPN"), Public Affairs Group, Inc.("PAG"), Promotions.com, Inc. ("Promotions.com"), iVillage Consulting (formerly known as iVillage Solutions), and Knowledgeweb, Inc. (operator of the Astrology.com Web site) ("Astrology.com"). iVillage.com and Women.com are leading women's online destinations providing practical solutions and everyday support for women 18 and over. IVPN is a holding company for Lamaze Publishing Company ("Lamaze Publishing"), a publisher of advertiser supported educational materials for expectant and new parents, and iVillage Integrated Properties, Inc. ("IVIP"), the operator of The Newborn Channel, a satellite television network broadcast in over 1,050 hospitals nationwide, and the publisher of Baby Steps magazine. PAG is comprised of three divisions: Business Women's Network, Diversity Best Practices and Best Practices in Corporate Communications, each offering extensive databases of pertinent information to subscribing companies and members. Promotions.com provides promotions and direct marketing programs that are integrated with customers' offline marketing initiatives.

         iVillage.com is organized into channels and communities across multiple topics of high importance to women and offers interactive services, peer support, content and online access to experts and tailored shopping opportunities. The major content areas include Babies, Beauty, Diet & Fitness, Entertainment, Food, Health, Home & Garden, Horoscopes, Money, Parenting, Pets, Pregnancy, Quizzes, Relationships and Work. iVillage facilitates use across content areas by providing a similar look and feel within each area and across the network, resulting in a consistent and strongly branded Web site.

         iVillage is recognized as an industry leader in developing innovative sponsorship and commerce relationships that match the desire of marketers to reach women with the needs of iVillage.com members for relevant information and services. Membership to iVillage.com is free and provides features such as personal homepages, message boards and other community tools.

         Page views for the iVillage network of Web sites have grown to a monthly average of 410.0 million for the quarter ended December 31, 2002, up from 343.3 million average monthly page views in the fourth quarter of 2001. In February 2003, according to comScore Media Metrix, iVillage ranked 24th among the top 100 Web and Digital Media properties with more than 18.5 million unique visitors in the United States and had an average reach of approximately 12% of the total online population. Also according to comScore Media Metrix, during this period visitors spent an average of 21.2 minutes on the iVillage network and returned an average of 2.6 times per month.

                             iVillage Content Areas

         iVillage.com is organized around content specific areas that focus on issues of most importance to women and provides interactive services, peer support and online access to experts and tailored shopping opportunities. iVillage.com is updated daily to promote content and community. The following table provides a brief description of the features of each content area as of December 31, 2002:

Area            Description
----            -----------

Babies A parenting area that caters to women who are trying to conceive, are expecting or are new parents, and includes content, experts, message boards and weekly chats, primarily through ParentsPlace.com.

Beauty An area offering users beauty advice, product reviews and access to hair, makeup and skincare experts. The beauty channel, Substance.com, is operated by a joint venture between a subsidiary of Unilever United States, Inc. ("Unilever") and iVillage.

Diet & Fitness  A diet and fitness area which includes body
                calculators, nutrition and fitness experts, message boards, quizzes and community challenges to improve one's weight and fitness level.

Entertainment   An area which includes celebrity interviews, jokes and
                entertainment-related tools and quizzes.

Food A food area providing information on meal planning, nutrition and recipes which includes food experts and cooking basics.

Area            Description
----            -----------
Health          One of the leading consumer health Web sites on the Internet, this area assists users in becoming better health care decision makers through relevant articles, expert advice, message boards and weekly chats.

Home & Garden   A home and garden area offering users information, expert advice and tools on home and gardening issues.

Horoscopes      An area providing users with horoscopes, celebrity profiles, romance charts, monthly guidance and the ability to purchase astrology reports, primarily through Astrology.com.


Money A financial planning area providing users with information on savings and investment strategies focusing on key life stages of women.

Parenting       A parenting area providing users with a branded online community where parents share parenting solutions, talk with experts and find answers and support, primarily through ParentSoup.com.

Pets An area that provides information on caring for your pet, selecting a breed, adopting a pet and choosing a veterinarian.

Pregnancy       An area for expectant parents providing information on fertility and pregnancy, including ParentsPlace.com and Lamaze.com.

Quizzes         An area offering interactive quizzes on a variety of subjects.

Relationships   An area offering users information and conversation on love, marriage, sex and family.

Work An area providing women who work from home with tools and resources such as home office basics. The site also provides women with tools and resources relating to professional development and career-related issues.

         iVillage believes that user support is critical in order to attract and retain users. iVillage provides user support primarily through e-mail-based correspondence. Help and feedback buttons are prominently displayed throughout iVillage.com, and iVillage.com's user support staff attempts to respond to all e-mail queries within 48 hours. In addition, community leaders provide e-mail support for broad-ranging issues. iVillage does not charge for these services.

                      Sponsorship and Advertising Revenues

         iVillage has derived a significant amount of its revenues to date from the sale of sponsorships and advertisements. For the years ended December 31, 2002 and 2001, sponsorship and advertising revenues represented 78% and 81%, respectively, of iVillage's revenues.

         iVillage's strategy is focused in part on generating a majority of its sponsorship and advertising revenues from sponsors and merchants who seek a cost-effective means to reach women online. iVillage is aggressively working to build its leadership position as the preeminent women's brand to the advertising community. iVillage's online sponsorship arrangements typically differ from traditional banner advertising in that they are designed to achieve broad marketing objectives such as brand promotion and awareness, product introductions and online research. Sponsorships allow iVillage to cater to the specific goals of advertisers in the areas of impressions, product research, market research, new product launches, list development, product information, repositioning, new account openings, lead generation and transactions. Sponsors also have the opportunity to develop a dialogue with their key consumer prospects through iVillage's message boards, chats, e-mail newsletters, polls and special events, which allows sponsors the opportunity to gain insight into their customers. iVillage's online sponsorship arrangements generally have longer terms than typical banner advertising placements, provide for higher cost per thousand impressions per advertiser and independence from page views as the sole measure of value. In addition, iVillage occasionally develops extensive content to support the marketing initiatives of advertisers. iVillage's sponsorship agreements can be exclusive.

         iVillage advertising revenues are derived principally from long-term and short-term advertising contracts, in which banner advertisements are prominently displayed at the top and bottom of pages throughout iVillage's Web sites. From each banner advertisement, viewers can hyperlink directly to the advertiser's own Web site, thus providing the advertiser the opportunity to directly interact with an interested customer. In recent years, iVillage has experienced a shift from larger, higher rate, long-term sponsorship agreements to smaller, lower rate, short-term advertising contracts.

         In response to feedback from iVillage.com visitors, iVillage began eliminating substantially all pop-up advertisements, an advertising format which was a source of sponsorship and advertising revenue, on iVillage.com in July 2002. iVillage has replaced pop-up advertisements with advertising formats that it believes elicit a more favorable and efficacious response from consumers.

         iVillage also offers research to its sponsors, advertisers and other customers for a fee. Through third party vendors and internal staff, iVillage provides customers with research designed to measure the ability of online advertising to create brand awareness and impact purchase decisions. This research is conducted primarily through live online campaigns during which visitors to iVillage's Web sites are invited at random to take a brief survey designed to measure their product and brand awareness levels and their purchase intents. This allows iVillage's sponsors and advertisers to help make their online marketing campaigns more effective in connection with wide scale initiatives and provides them with important aggregated demographic information such as age, sex and income. To date, iVillage has not received a significant portion of sponsorship and advertising revenues from paid research.

         For the years ended December 31, 2002 and 2001, revenues from iVillage's five largest customers accounted for approximately 38% and 37% of total revenues, respectively. In 2002, three advertisers, Procter and Gamble Company ("Procter and Gamble"), Hearst Communications, Inc. (including its affiliates, "Hearst"), a related party, and Unilever and its affiliates, accounted for approximately 11%, 11% and 10% of total revenues. In 2001, one advertiser, Unilever and its affiliates, accounted for approximately 12% of total revenues. At December 31, 2002, Procter and Gamble accounted for approximately 26% of the net accounts receivable, and at December 31, 2001, Hearst and Unilever and its affiliates accounted for approximately 14% and 10% of the net accounts receivable, respectively. iVillage anticipates that its results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of advertisers. In addition, iVillage's largest advertisers have in the past varied over time, and iVillage anticipates that they will continue to do so in the future.

                                   Membership

         iVillage believes a large and active membership base is critical to its success. Some features of iVillage's Web sites are restricted to members. Membership is free and available to iVillage.com visitors who disclose their name, e-mail address, zip code, country, age and gender and choose a member name and password to be used throughout member-only areas. Members form iVillage.com's core audience and are its most valuable users. Community challenges, message boards and chats are examples of iVillage members-only benefits.

         iVillage recognizes the importance of maintaining the confidentiality of member information and has a privacy policy to protect this information. In addition, iVillage Health is a founding member of the Health Internet Ethics, or Hi-Ethics, organization. iVillage's current privacy policy is accessible through a link from the iVillage.com home page as well as every Web page on iVillage.com, including the page where a person initially registers for membership. iVillage's current policy is to never sell or disclose to any third party any member's personal identifying information, such as his or her name or address, unless the member has provided consent in the form of an "opt-in" or in certain limited situations as described in iVillage's privacy policy. For example, in some situations, iVillage does allow a third-party partner access to database information if it is necessary for the delivery of a member service, such as a personal home page. In these instances, the partner has generally agreed to be bound by iVillage's current policy. iVillage does share aggregated member information with third parties, such as average age or geographic dispersion. iVillage also reserves the right to offer members products and services. iVillage may use information revealed by members and information built from user behavior to target advertising, content and e-mail. For instance, iVillage may, on behalf of an advertiser, send e-mail offers to all members from a particular region or target advertisements to all users who frequent a specific area of the site.

         iVillage periodically offers its users the opportunity to purchase certain for-pay premium services, such as newsletters, quizzes, tools and education courses. iVillage plans to continue to offer these premium services as well as new for-pay services to its customers in the future. In addition, iVillage may charge users for access to its Web sites in the future. To date, iVillage has not received a significant amount of revenues from these services, however, iVillage is currently undertaking several initiatives to attempt to leverage and monetize its membership base.

                                    Women.com

         Women.com is a place for women looking for information and entertainment. Women.com features content and/or community in six departments:
Sex & Dating, Entertainment, Style & Beauty, Horoscopes, Girl Talk and Fun & Games. The Web site provides message boards for women who want to converse about entertainment, sex, dating, friendship, fashion trends and celebrities, among other topics. Women.com is also a source of daily gossip and entertainment news.

                           iVillage Parenting Network

         IVPN publishes informational, instructional, "how to" magazines and videos that relate to the issues and concerns of expectant parents through Lamaze Publishing, and operates The Newborn Channel, The Newborn Channel-Spanish (currently offered as an audio overlay to The Newborn Channel) and The Wellness Channel (the "Channels") and publishes Baby Steps magazine through IVIP.

         Lamaze Publishing offers Lamaze-related products and services. Lamaze is a method of childbirth preparation based on the Lamaze philosophy of birth which states that birth is "normal, natural and healthy," and "childbirth education empowers women to make informed choices in healthcare, to assume responsibility for their health and trust their inner wisdom." Lamaze Publishing is the exclusive licensee of the LAMAZE mark for use in connection with consumer publications and other communications including print, audio, visual and other consumer oriented media. In addition, Lamaze Publishing is the exclusive marketing agent for the LAMAZE family of marks owned by Lamaze International, Inc. ("Lamaze International"), and operates the Lamaze.com Web site in connection with iVillage.

         During a pregnancy and immediately after the birth of a child, new parents spend substantial amounts of time with childbirth educators and maternity nurses seeking information on healthcare issues, the birth process and infant care. These busy healthcare professionals typically have neither the time, nor the resources, to create media that assist this process and allow parents to absorb this material at their leisure.

         The Lamaze Publishing business strategy is to provide superior editorial products that target the expectant/new parent market. Lamaze Publishing's materials are distributed through its vast network of healthcare professionals and educators. These consumer publications are provided to the childbirth educators and maternity nurses at no cost, and Lamaze Publishing offsets the expenses incurred by selling print advertising and commercial messages to advertisers who target the young family market.

         Lamaze Publishing's product offerings include:

         o Lamaze Parents, a leading prenatal magazine used in childbirth education classes covering such relevant topics as prenatal nutrition, the role of the childbirth partner and the physical and emotional challenges of pregnancy. Childbirth educators distribute Lamaze Parents to expectant parents on the first night of class. Lamaze Parents had an annual circulation of approximately 2.6 million for 2002.

         o Lamaze para Padres, a leading Hispanic pre- and post-natal magazine that reaches more than 95% of all Hispanic births in the United States. Spanish-speaking childbirth educators and healthcare professionals distribute Lamaze para Padres to expectant parents on the first night of class. Lamaze para Padres had an annual circulation of approximately 750,000 for 2002.

         o Lamaze You and Your Baby, a 60-minute video textbook, has been a leading choice of childbirth educators for the past 10 years. Its educational, how-to content on infant care is viewed at home by expectant parents and later returned to the childbirth educator. Lamaze You and Your Baby had an annual circulation of approximately 2.0 million in 2002.

         o Lo Mejor para Su Bebe, a 45-minute Spanish-language video textbook, provides expectant and new parents with instruction on infant care. This video, which is modeled after Lamaze You and Your Baby, has been produced for the fifth year at the direct request of Spanish-speaking childbirth educators. Lo Mejor para Su Bebe had an annual circulation of approximately 550,000 in 2002.

         o Lamaze Magazine Onserts, a leading sampling/promotion vehicle among expectant/new parents. Lamaze Publishing provides coupons, samples and promotional literature that are bundled in a poly-bag with a magazine and distributed by Lamaze Publishing's network of healthcare professionals and childbirth educators.

         o Lamaze.com, the online extension of the Lamaze media franchise. Launched on iVillage.com in 2000, Lamaze.com combines interactive tools with trusted expert advice on pregnancy, childbirth and early parenting.

         IVIP is the owner and operator of the Channels and Baby Steps magazine. The Newborn Channel is a 24 hours a day, 7 days a week, satellite television network that offers exclusive programming to new mothers in their hospital rooms. In 2002, more than 1,050 hospitals nationwide aired The Newborn Channel reaching an annual circulation of approximately 2.4 million mothers. Debuting in late 2002, The Wellness Channel offers general health and wellness-based programs covering topics such as patient's rights, alternative pain cures and breast cancer awareness.

         IVIP derives its revenue from the sale of advertising messages and sponsorships on the Channels to third parties desiring to target pertinent markets. In addition, in the fourth quarter of 2002, IVIP commenced a new initiative whereby hospitals are charged an installation fee and an annual programming fee for receiving the Channels. This initiative correlates with anticipated upgrades in technology that will ultimately allow IVIP to customize programming in each individual hospital site. While iVillage believes that this new initiative will develop into a recurring source of revenues, iVillage can make no assurance that it will be successful in this endeavor.

         Baby Steps is a leading source of post-natal information and the only magazine endorsed by the National Association of Pediatric Nurse Practitioners (NAPNAP), a professional organization with 6,000 members nationwide. Baby Steps debuted in November 2001, and is distributed to new mothers and fathers by maternity nurses at hospital bedside. In 2002, Baby Steps had an annual circulation of approximately 3.0 million.

         IVIP augments Baby Steps with a promotional program that includes coupons, samples and literature of third-party advertisers that are bundled in a poly-bag with the magazine and distributed primarily to new parents at hospital bedside. Advertisers view this promotional program as a vehicle to solicit, in a highly targeted manner, the parents of newborns.

         As a complement to the offline parenting media vehicles of IVPN, iVillage also offers two Web sites that target parents on iVillage.com:
ParentsPlace.com and ParentSoup.com. ParentsPlace.com is a community where new and expecting parents can connect, communicate and share in the joy of starting a family, with key features such as the Baby Name Finder, Pregnancy Calendar, First Year of Life Newsletter, Expecting Clubs, Playgroups and information from certified healthcare experts. ParentSoup.com is designed for parents committed to raising happy and healthy kids from toddlers to teens and includes the Toddlers Department, Preschool Department, Development Tracker, Mothers Circles, Thirty-Something Parents and information from certified healthcare experts. In January 2003, the iVillage parenting-related Web sites, including ParentsPlace.com, ParentSoup.com and Lamaze.com, were ranked 9th in the "family" category, among the top 50 Web and Digital Media properties according to comScore Media Metrix.

                                 Promotions.com

         On May 24, 2002, iVillage completed its acquisition of Promotions.com. Promotions.com is comprised of two divisions: Promotions.com and Webstakes.com. The Promotions.com division provides custom turnkey solutions to create and manage promotions on a customer's Web site. The Promotions.com division's revenues are derived from providing services related to the creation, administration and implementation of online and offline promotions. Companies that utilized the Promotions.com division's services in 2002 include Kraft Foods North America, Inc., Nabisco Inc., Colgate-Palmolive Company, Coors Brewing Company and Citicorp.

         The Webstakes.com division provides direct marketing services for third-party promoters and advertisers via the Internet and e-mail. Revenues from Webstakes.com services are primarily based upon either a "cost-per-click" or a "cost-per-action" pricing model. For a further discussion regarding Webstakes.com's revenues, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Revenue Recognition".

                              Public Affairs Group

         On July 16, 2001, iVillage acquired control of PAG, a privately-held, Washington, D.C.-based company, and is comprised of Business Women's Network ("BWN"), Diversity Best Practices ("DBP"), and Best Practices In Corporate Communications ("BPCC"). PAG is one of the most comprehensive sources of information and program linkage to the women's market around the world and offers one of the most extensive databases of women's organizations and Web sites in the nation. PAG offers several fee-based benefits and services to subscribing companies and members including:

Service           Description
-------           -----------

Diversity         A specialized service through which member companies and
Best Practices    government entities share and exchange best practices around key diversity issues through conference calls, seminars, special reports and an online resource center.

Best Practices    A member-based business resource for corporate communications
in Corporate      that facilitates the development of innovative solutions and
Communications    strong relationships within the corporate world and helps
                  boost corporate efficiency by providing conference calls, white papers and reports, seminars and an informative online resource center.

Business Women's  Resources include: the BWN Directory of Business and
Network Resources Professional Women's Organizations which lists over 5,000
Information       organizations and Web sites; the BWN Calendar of Women's
                  Events; and Women and Diversity WOW! Facts, an annual compendium of more than 10,000 salient facts, figures and statistics on and about the women's marketplace compiled from more than 9,800 research reports.

Business          BWN assists government agencies and departments in meeting the
Women's Network   5% government-wide women and minority-owned small business
Government        procurement goal.

                               iVillage Consulting

         iVillage Consulting is an interactive offering which assists companies in the creation and development of their Web sites, digital commerce platforms and other aspects of their technology infrastructures. Through iVillage Consulting, iVillage provides third parties, primarily Hearst, with Web consulting; Web site design, development and hosting; Web site traffic reporting and analysis; content publishing; Web community building; project management; and e-marketing initiatives.

                                  Astrology.com

         Astrology.com is a leading destination for women seeking daily horoscopes, astrology content and personalized forecasts online. As part of iVillage's network of Web sites, Astrology.com provides a timely, personalized experience for the user, stimulates commerce sales of monthly and annual astrological forecasts by subject, and creates an environment that appeals to advertisers because of its targeting possibilities within the Web site and through e-mail communication.

         Astrology.com is a content and commerce Web site that appeals to iVillage's core demographic of women and serves as a vehicle to drive repeat visits to iVillage.com through the use of daily horoscopes. Astrology.com accounts for a substantial portion of iVillage's traffic. iVillage attempts to leverage the popularity of Astrology.com by using internal promotion and links to attract Astrology.com users to other iVillage Web sites, resulting in higher average page views and time spent per visit. Astrology.com has also created an interactive commerce system that provides instantaneous, digital astrology reports. This system consists of software which operates the Web site and is capable of generating customized astrology reports based on input from users.

                               Magazine Web Sites

         Pursuant to an agreement with Hearst, iVillage's Web sites include links to eight Hearst magazine Web sites to which iVillage has online distribution rights. Please see "Item 13. Certain Relationships and Related Transactions" for a further description of this agreement. iVillage Consulting produces, maintains and hosts these Hearst-branded Web sites. Various areas within iVillage's network of Web sites link to the content from these magazine sites. The following table describes each magazine site:

Magazine           Related Web Site Description
--------           ----------------------------

Cosmopolitan       Features fashion and relationship advice aimed at the "fun, fearless, female."

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

         iVillage also provides production, maintenance and hosting services related to the Web sites of other Hearst magazines not featured on iVillage Web sites and The Hearst Corporation's corporate Web site.

                   iVillageSolutions Vitamins and Supplements

         In August 2002, iVillage launched its iVillageSolutions-branded vitamin and nutraceutical supplement line (the "Supplement Line"). In connection with the Supplement Line, iVillage developed, with the assistance of top physicians and nutritionists, an online interactive supplement finder that recommends to participants a list of vitamins and nutraceutical supplements based upon their responses to questions regarding their personal health history, concerns and goals. The Supplement Line is designed to address the changing needs of women in all stages of life and consists of 34 nutritional supplements with benefit-focused labels such as Mommy Must Have, Beauty Queen and Stand Tall, which are designed to simplify vitamin selection. The Supplement Line is currently available for purchase on the iVillage Market and is expected to soon be available in certain offline outlets. The iVillage Market, launched in 2002 as iVillage's online marketplace, resides on the iVillage network and allows customers to purchase iVillageSolutions products and the goods and services of third parties online. The Supplement Line is manufactured and distributed by a third party with which iVillage shares a portion of the profits from each sale.

                    iVillageAccess Internet Service Provider

         In October 2002, iVillage launched iVillageAccess, its Internet Service Provider ("ISP") offering, that provides subscribers with unlimited Internet access via local access numbers in over 90% of the continental United States. To offer iVillageAccess, iVillage partnered with IP Applications, a Vancouver, British Columbia-based provider of design, development and deployment technology that assists in the delivery and management of private-labeled Internet services.

         iVillageAccess provides its subscribers with substantially the same features as other major ISP offerings, including personal home pages, SPAM e-mail filters and e-mail virus utilities, for a fee that is generally lower when compared to such other providers. iVillageAccess subscribers pay a monthly or annual subscription fee for Internet access and subscriptions may be purchased on iVillage's network of Web sites.

                          iVillageSolutions Book Series

         In July 2002, iVillage announced its collaboration with Rutledge Hill Press to publish an iVillageSolutions branded book series. iVillage views the iVillageSolutions books as a logical offline extension of iVillage's award-winning and trusted content which leverages the information and advice shared in iVillage's community areas. iVillage receives a share of the royalties from the sale of the books and anticipates publishing approximately 6 - 12 books per year. The topics of the books will reflect the offerings on iVillage.com and draw on anecdotes from iVillage visitors and editors. The initial four (4) books scheduled for release in 2003 include:

         o Best Advice on Finding Mr. Right - this book provides advice for the woman looking to find love and make her relationship work;

         o Best Advice on Life After Baby Arrives - this book addresses a range of a new mother's needs and issues and provides comfort, reassurance and inspiration to women facing the demanding first months after the baby arrives;

         o Quiz Therapy - this book will feature fun, insightful self-assessments in such categories as Personality, Love, Dating, Couples, Weddings, Home and Beauty; and

         o Heirloom Recipes - this book brings together the family recipes of the women of iVillage, and reflects the spirit in which these recipes were originally shared.

         In the first quarter of 2003, Best Advice on Finding Mr. Right and Best Advice on Life After Baby Arrives were made available for purchase on the iVillage Market and in major online and offline outlets including bookstores.

                                    Alliances

         iVillage pursues strategic relationships to increase its access to customers, build brand recognition and expand its online and offline presence. Historically, iVillage has pursued strategic alliances to reach online and offline customers. iVillage's principal strategic alliances and relationships include the following:

Media Arrangements

         For a discussion regarding iVillage's agreements with Hearst, please see "Item 13. Certain Relationships and Related Transactions". In addition to the Hearst magazine Web sites, iVillage has entered into agreements with third parties who have agreed to have traffic from their Web sites incorporated within the iVillage network. Although iVillage is permitted to include user traffic from these non-proprietary Web sites in the reported information regarding the iVillage network, iVillage may not always have the ability to sell advertising on or otherwise generate revenue from these third-party Web sites and in certain instances iVillage pays a fee to the third party.

Sponsorship Arrangements

         iVillage has a number of sponsorship arrangements with leading advertisers and sponsors, including:

        o      Bristol-Myers Squibb Company             o     Paramount Pictures Corporation

        o      General Electric Company                 o     The Procter & Gamble Company

        o      Kraft Foods Inc.                         o     Revlon Consumer Products Corporation

        o      Aventis Pharmaceuticals Inc.             o     The Unilever Group

        o      Nabisco Inc.                             o     Weight Watchers International, Inc.


Joint Venture and International License Arrangements

         iVillage has entered into the following joint venture and international license arrangements:

         o Cooperative Beauty Ventures, L.L.C. - iVillage and Unilever have formed, through a joint venture arrangement, an independently managed company, Cooperative Beauty Ventures, L.L.C. d/b/a Substance.com, to provide women with a focused community, an array of interactive, customized online services, beauty and personal care products and personalized product recommendations. iVillage presently owns 80.1% of the venture and Unilever owns the remaining 19.9%. iVillage, over the twenty-year term of the venture, is obligated to fund the ongoing business and operations of the venture, subject to a maximum funding obligation of $7.0 million. During 2002, iVillage was not required to fund the operations of the venture, and as of December 31, 2002, iVillage has contributed approximately $1.9 million to Cooperative Beauty Ventures, L.L.C.

                  Unilever can exercise a "put" option to require iVillage to purchase Unilever's remaining ownership interest in the venture for fair market value at any time. Additionally, at any time iVillage can exercise a "call" option to require Unilever to sell its remaining interest in the venture to iVillage for fair market value; provided, however, that Unilever can exercise a "call" option superior to iVillage's "call" option to purchase a portion of iVillage's interest in the venture for fair market value, up to a limit of 50% of the ownership of the venture. In addition, at any time Unilever can exercise a "call" option to purchase a portion of iVillage's interest in the venture for fair market value up to a limit of 50% of the venture `s ownership. iVillage anticipates exercising its "call" option during 2003.

         o iVillage UK Limited - In July 2000, iVillage, through a foreign subsidiary, entered into a business arrangement with Tesco PLC, a leading United Kingdom ("U.K.") supermarket chain ("Tesco"), to form iVillage UK Limited, a U.K. company ("iVillage UK"). iVillage, through its foreign subsidiary, held a 50% interest in iVillage UK Limited. Through a women's Web site (located at www.iVillage.co.uk), iVillage UK Limited serves the women's online market in the United Kingdom and the Republic of Ireland through a focused community and an array of interactive, customized online solutions and services. iVillage, through its foreign subsidiary, provided marketing, branding, an immaterial amount of cash, intellectual property, and other resources through online and offline activities in support of iVillage UK Limited and its U.K. and Ireland Web sites. Tesco agreed to provide $18.0 million in cash over the three-year period following the establishment of the relationship, as well as online and offline promotional considerations. Revenues were derived primarily from advertising and sponsorships.

                  In March 2003, iVillage and Tesco restructured the terms of their joint venture so that Tesco purchased iVillage's entire ownership interest in iVillage UK. iVillage and Tesco also entered into a 20-year agreement, subject to earlier termination upon the occurrence of certain events, whereby iVillage will license to iVillage UK certain of its content and intellectual property, including trademarks and copyrights, for use in the U.K. and Ireland, in exchange for the greater of a minimum monthly license fee or a percentage of iVillage UK's gross revenues.

                      Sales, Marketing and Public Relations

Sales

         As of March 28, 2003, iVillage had a direct sales organization consisting of nine sales professionals and 19 sales operations staff. iVillage's sales organization consults regularly with advertisers and agencies on design and placement of its Web-based advertising and the production and management of co-branded Web sites which provide information about advertisers and/or their products and services, provides customers with advertising management analysis, and focuses on providing a high level of customer satisfaction. iVillage also offers paid research and cross-platform sales opportunities across its various media properties. Five professionals concentrate primarily on advertising sales for IVPN's Channels, video products, and print advertising sales. Eight professionals are involved in sales of publications, seminars, subscriptions and other products and services offered by PAG. Six professionals are involved in sales of Promotions.com online and offline promotion services, while three professionals are involved in sales of Webstakes.com's direct marketing offerings.

         iVillage generally seeks to hire individuals with significant experience in selling advertising and pre-existing relationships with advertisers in a variety of media.

Marketing and Public Relations

         iVillage employs a variety of methods to promote its brands and to attract traffic and new members, including advertising on other Internet sites, targeted publications, radio stations, national television, cross promotional arrangements to secure advertising and other promotional considerations. To extend the iVillage.com brand, iVillage has also entered into several strategic alliances with offline partners. Please see "Item 1. Business -Alliances." In addition, iVillage leverages other audience building strategies, including working closely with search engine submissions, news group postings and cross-promotion to properly index materials. iVillage's marketing department consisted of four marketing professionals as of March 28, 2003.

         iVillage's internal public relations staff oversees a comprehensive public relations program which iVillage believes is a key component of its marketing and brand recognition strategy. Organized into two primary components that promote iVillage and the iVillage.com brand, the program targets a trade/ business and consumer audience, respectively.

         To maximize distribution of IVPN publications and the Channels, and to gain the endorsement of the professional community for these products, IVPN gives particular attention to marketing efforts targeted to childbirth educators, maternity nurses and hospitals. A staff of three marketing professionals contacts hospitals for distribution of the Channels and works with the professional community to maintain distribution levels of IVPN's publications and demonstrate how they can be used as teaching tools for expectant parents and new mothers. IVPN representatives maintain contact with the professional community through trade shows, professional conferences, consumer publication updates and personal sales calls.

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

         iVillage maintains all of its production servers at the New Jersey Data Center of Exodus Communications, Inc. ("Exodus Communications") and Verio, Inc.'s ("Verio") facilities in California. iVillage's operations are dependent upon these companies' ability to protect their respective systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins and other events.

         Exodus Communications provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week. The servers located at Verio are monitored by iVillage's California operations staff. Exodus and Verio provide the means of connectivity for iVillage's servers to end-users via the Internet through multiple connections. Each facility is powered by multiple uninterruptible power supplies and backup generators. In 2001, Exodus Communications filed for bankruptcy protection and certain of its assets were subsequently purchased by Cable and Wireless plc ("Cable and Wireless") in February 2002. iVillage can make no assurance that Exodus Communications/Cable and Wireless and Verio will be able to provide sufficient services for iVillage or that, if necessary, iVillage will be able to engage satisfactory alternative service providers.

         All of iVillage's production data, except Astrology.com, are copied to backup tapes each night and stored at a third-party, off-site storage facility. Astrology.com's production data is backed up on a daily basis to local storage. iVillage does not presently have a comprehensive disaster recovery plan to respond to system failures. iVillage keeps all of its production servers behind firewalls for security purposes and does not allow outside access, at the operating systems level, except via special secure channels. Strict password management and physical security measures are followed. Computer emergency response team alerts are read, and, where appropriate, recommended action is taken to address security risks and vulnerabilities.

         iVillage's Web sites must accommodate a high volume of traffic and deliver frequently updated information. Components or features of iVillage's Web sites have in the past suffered outages or experienced slower response times because of hardware or software downtime. To date, this has not had a material effect on iVillage's business.

         Except in certain cases where an in-hospital digital delivery system is used, IVIP's broadcasting of the Channels originates from a laser disc system operated by Ascent Media ("Ascent"), formerly known as Group W Network Services, from Ascent's facility in Stamford, Connecticut. The system provides an uplink signal to a satellite operated by PanAmSat. The signal is received through a satellite dish at each hospital and distributed to patients' rooms. Ascent handles installation and service of all the hospital receiving equipment. iVillage maintains business interruption insurance in the event programming is interrupted over the designated satellite.

                                   Competition

         Competition for members, visitors, advertising and commerce is intense and is expected to increase significantly in the future. iVillage believes that the primary competitive factors in creating a primarily Internet-based business are:

         o        functionality;

         o        brand recognition;

         o        member affinity and loyalty;

         o        demographic focus;

         o        variety of value-added services;

         o        ease-of-use;

         o        pricing;

         o        quality of products and services; and

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

         o        direct marketing companies;

         o        Internet service providers; and

         o other entities that attempt to or establish communities on the Internet by developing their own or purchasing one of iVillage's competitors.

         In addition, iVillage could face competition in the future from traditional media companies, a number of which have made significant acquisitions of or investments in Internet companies. Further, there can be no assurance that iVillage's competitors and potential competitors will not develop communities that are equal or superior to iVillage or that achieve greater market acceptance than iVillage's community.

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

         iVillage believes that the number of Internet companies relying on Web-based advertising and/or subscription revenues may increase in the future. Accordingly, iVillage may face increased competition, which could in turn have a material adverse effect on its business, financial condition and results of operations.

         Many of iVillage's current and potential competitors, including developers of Web directories and search engines and traditional media companies, have:

         o        longer operating histories;

         o significantly greater financial, technical and marketing resources;

         o        greater name recognition; and

         o        larger existing customer bases.

         These competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising and subscription pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers. There can be no assurance that Internet content providers and Internet service providers, including developers of Web directories, search engines, sites that offer professional editorial content and commercial online services, will not be perceived by advertisers as having more desirable Web sites for placement of advertisements. In addition, many of iVillage's current advertising customers and strategic partners also have established collaborative relationships with certain of iVillage's competitors or potential competitors, and other high-traffic Web sites. Accordingly, there can be no assurance that:

         o iVillage will be able to grow its membership, traffic levels and advertiser customer base at historical levels;

         o iVillage will be able to retain its current members, traffic levels or advertiser customers;

         o iVillage will be able to attract a significant number of paying customers for its products and services;

         o competitors will not experience greater growth in traffic as a result of these relationships which could have the effect of making their Web sites more attractive to advertisers; or

         o iVillage's strategic partners will not sever or will elect not to renew their agreements with iVillage.

         Several major publishing companies produce products that are directly competitive with IVPN's magazines. Time Inc., G&J USA Publishing, and Meredith Corporation all publish various pre- and post-natal publications. Disney Publishing and Children's Television Workshop also publish general parenting magazines. All of these publishers have substantially greater marketing, research and financial resources than IVPN. IVPN competes by emphasizing the highly targeted nature of its audience, product quality and the fact that its publications are used as teaching tools by professionals, and the credibility and trust parents place in the LAMAZE brand name.

         While Lamaze Publishing's instructional videos and IVIP's The Newborn Channel currently have no direct competitors, advertisers in this marketplace are heavy users of daytime network television and cable television networks targeted to young parents. The broadcasting companies that provide these opportunities have invested substantial amounts in programming, sales and marketing and are much better known to advertisers than IVPN, Lamaze Publishing and IVIP. To compete, Lamaze Publishing and IVIP must convince advertisers that advertising recall and effectiveness obtained in an educational or hospital setting is superior to that of traditional broadcasting.

         The Wellness Channel currently contends with a few direct competitors, such as General Electric Company's the "Patient Channel", in addition to the competition experienced by the other Channels. Although few in number, such direct competitors possess significant financial resources, have well-established brand names, and large existing customer bases when compared with IVIP. To compete, IVIP must up-sell the current subscribers to, and advertisers on, its other Channels and continue to offer superior programming to differentiate itself from other competitors.

         The iVillageSolutions Supplement Line must effectively market to and attract the customers of competitors such as mass merchandisers, other vitamin/supplement manufacturers, drug store chains, independent drug stores, supermarkets and health food stores, many of which possess longer operating histories, greater brand recognition and superior resources than iVillage.. To compete, iVillage is leveraging its brand name, utilizing recurrent advertising on its Web sites, and exploring distribution opportunities in addition to the iVillage Market.

         iVillageAccess competes with all other ISPs including such major providers as AOL and MSN Network. Furthermore, iVillageAccess must also compete with evolving technologies that provide Internet access at higher speeds than iVillageAccess' dial-up offering, such as DSL and cable, and utilities such as anti-spamming components and computer "virus" protections. To compete, iVillageAccess must continue to offer its services in the dial-up market at a competitive subscription fee, consider higher-speed access connections and continue to offer features and utilities comparable or superior to those offered by its competitors.

         iVillage can make no assurance that it will be able to compete successfully against iVillage's current or future competitors or that competitive pressures faced by iVillage will not have a material adverse effect on its business, financial condition and results of operations.

           Intellectual Property, Proprietary Rights and Domain Names

         iVillage regards its copyrights, service marks, trademarks, trade names, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, independent contractors, partners and others to protect iVillage's proprietary rights. iVillage pursues the registration of its trademarks and service marks in the United States, and has applied for and obtained registration in the United States for certain of iVillage's trademarks and service marks, including "iVillage". Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which iVillage's products and services are made available.

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

         iVillage has been subject to claims and expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of patents, trademarks and other intellectual property rights of third parties by iVillage and its licensees. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Further, if these claims are successful, iVillage may be required to change its trademarks, alter its content, alter its site format and pay financial damages. There can be no assurance that these changes of trademarks, alteration of content or format or payment of financial damages will not adversely affect its business, financial condition and results of operations.

         iVillage may be required to obtain licenses from others to refine, develop, market and deliver new services. There can be no assurance that iVillage will be able to obtain any license on commercially reasonable terms or at all or that rights granted pursuant to any licenses will be valid and enforceable.

                                    Employees

         As of February 28, 2003, iVillage employed 237 full-time employees, of whom 88 were in sales and marketing, 53 were in editorial and community, 42 were in administration and customer service, and 54 were in technology, operations and support. None of iVillage's current employees are represented by a labor union or are the subject of a collective bargaining agreement. iVillage believes that relations with its employees are satisfactory.

Item 2.  Properties.

         iVillage is headquartered in New York, New York, and leases approximately 84,000 square feet at 500-512 Seventh Avenue. This lease expires on April 30, 2015. Additionally, iVillage has entered into a five-year sublease agreement pursuant to which iVillage has subleased approximately 14,600 square feet of the leased premises to an unrelated party, which expires in December 2006. iVillage is currently attempting to sublease an additional portion of these leased premises.

         iVillage also leases sales offices located in Chicago, Illinois, Santa Monica, California and San Francisco, California. These leases are on a month-to-month basis.

         Women.com currently leases approximately 17,000 square feet of space in San Mateo, California. This lease expires on August 31, 2003.

         IVPN subleases approximately 7,000 square feet of space at 9 Old Kings Highway, Darien, Connecticut. This sublease expires on June 30, 2005.

         Astrology.com leases approximately 7,400 square feet of space in San Francisco, California. This lease expires on November 30, 2005.

         PAG leases approximately 6,800 square feet of space in Washington, D.C. This lease expires in December 2006.

         For additional information regarding iVillage's properties, see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

Item 3.  Legal Proceedings.

         Several plaintiffs have filed class action lawsuits in federal court against iVillage and several of its present and former executives, and iVillage's underwriters in connection with its March 1999 initial public offering. A similar class action lawsuit was filed against Women.com, several of its former executives and Women.com's underwriters in connection with Women.com's October 1999 initial public offering. The complaints generally assert claims under the Securities Act, the Exchange Act and rules promulgated by the Securities and Exchange Commission (the "SEC"). The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys' fees.

         In February 2003, the defendants' motion to dismiss certain of the plaintiffs' claims was granted in part, but, for the most part, denied and the lawsuits are now entering the discovery phase.

         In June 2001, Euregio.net commenced an action in Belgium against Women.com claiming damages in excess of 1 million Euros in connection with certain alleged copyright infringements. Despite Women.com's arguments challenging the jurisdiction of the Belgian court, the alleged infringements and the amount of damages, a Belgian court issued a judgment against Women.com in the amount of approximately 850,000 Euros (approximately $892,000 based on the Euro exchange rate as of December 31, 2002) in January 2003. Women.com has been advised by outside legal counsel that Euregio.net would have to commence legal proceedings in the United States to enforce this judgment. Women.com has appealed this judgment in the Belgian courts and will also oppose any effort by the plaintiffs to enforce this judgment in the United States court system.

         iVillage believes, with the advice of outside legal counsel, that the lawsuits and claims asserted against it and its subsidiary pursuant to these complaints are without merit and intends to vigorously defend against these claims. iVillage does not believe that any of these legal proceedings will have a material adverse effect on its business, financial condition, results of operations and liquidity.

         iVillage is not currently subject to any other material legal proceedings. iVillage may from time to time become a party to various legal proceedings arising in the ordinary course of business.


Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         iVillage's common stock traded on The Nasdaq National Market from March 19, 1999 to December 19, 2002 and has traded on The Nasdaq SmallCap Market since December 20, 2002. On both The Nasdaq National Market and The Nasdaq SmallCap Market, iVillage's common stock has traded under the symbol "IVIL". The following table sets forth, for the periods indicated, the high and low bid prices per share of the common stock as reported on The Nasdaq National Market or The Nasdaq SmallCap Market, as applicable:

2002                                                       High             Low
----                                                       ----             ---

First Quarter*.....................................       $ 2.85          $ 1.63

Second Quarter*....................................       $ 2.70          $ 1.17

Third Quarter*.....................................       $ 1.41          $ 0.55

Fourth Quarter**...................................       $ 1.00          $ 0.52

2001                                                       High             Low
----                                                       ----             ---

First Quarter*.....................................       $ 2.50          $ 0.38

Second Quarter*....................................       $ 1.99          $ 0.50

Third Quarter*.....................................       $ 1.55          $ 0.57

Fourth Quarter*....................................       $ 1.99          $ 0.86


* As reported on The Nasdaq National Market.
** As reported on The Nasdaq National Market from October 1, 2002 to December 19, 2002, and The Nasdaq SmallCap Market from December 20, 2002 through December 31, 2002.

         On March 26, 2003, the closing sales price of iVillage's common stock was $0.63 per share. There were 778 holders of record of iVillage's outstanding common stock as of March 26, 2003.


         iVillage has never declared or paid any cash dividends on its capital stock. iVillage presently intends to retain future earnings, if any, to finance the expansion of its business and does not expect to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         On July 18, 2002, iVillage granted options under its Amended 2001 Non-Qualified Stock Option Plan to Douglas W. McCormick, Chief Executive Officer of iVillage, to purchase 500,000 shares of iVillage common stock at an exercise price of $1.11 per share.

         In connection with its acquisition of Promotions.com in May 2002, iVillage was obligated to issue Leasing Technologies International, Inc. ("LTI") a warrant, expiring on June 19, 2007, to purchase 5,282 shares of iVillage's common stock at an exercise price of $14.35. The shares underlying the warrant and its exercise price reflect the application of the conversion ratio utilized by iVillage in the acquisition to an outstanding warrant obligation of Promotions.com to issue its common stock to LTI.

         This grant of options and warrant issuance were exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, on the basis that the transactions did not involve a public offering by iVillage.

Equity Compensation Plan Information

         For further information regarding iVillage's equity compensation plans, please see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plan Information".

Item 6.  Selected Consolidated Financial Data.

         The iVillage selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and iVillage's consolidated financial statements and notes to those statements and other financial information included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from the audited consolidated financial statements of iVillage included in this Form 10-K. The consolidated balance sheet data as of December 31, 2000, 1999 and 1998 and the consolidated statement of operations data for the years ended December 31, 1999 and 1998 are derived from iVillage's audited consolidated financial statements that are not included in this Form 10-K. The historical annual results presented here are not necessarily indicative of future results. iVillage acquired Knowledgeweb, Inc. in February 1999, OnLine Psychological Services, Inc. and Code Stone Technologies, Inc. in June 1999, Lamaze Publishing and Family Point Inc. in August 1999, an additional 30.1% interest in Cooperative Beauty Ventures, L.L.C. in March 2001 to increase iVillage's ownership to 80.1%, Women.com Networks, Inc. in June 2001, a controlling interest in Public Affairs Group, Inc. in July 2001 and an 82.3% interest in Promotions.com, Inc. in April 2002 with the remaining 17.7% interest acquired in May 2002. The financial data reflect the results of operations of these subsidiaries since their dates of acquisition. In April 1998 and March 1999, iVillage acquired the majority interest and remaining minority interest in IVN, Inc (formerly known as iBaby, Inc.). In June 2000, iVillage decided to discontinue the operations of its IVN, Inc. subsidiary. As such, all discussion and analysis below represents solely the continuing operations of iVillage.


                                                                          Year Ended December 31,
                                                       --------------------------------------------------------------
                                                          2002            2001          2000       1999         1998
                                                       ----------       ---------    ---------   ---------    --------
                                                                   (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues......................................          $  59,423       $  60,041    $  76,352   $  36,576    $   12,451
                                                        ---------       ---------    ---------   ---------    ----------
Operating Expenses:
Editorial, product development and technology.             27,973          33,500       35,327       20,652       11,742
Sales and marketing...........................             30,237          36,178       54,098       63,526       28,177
General and administrative....................             13,474          17,702       22,634       13,164        9,546
Depreciation and amortization(1)..............             11,900          23,529       37,681       25,720        5,500
Impairment of goodwill (1)....................                971              --       98,056           --           --
                                                       ----------       ---------     --------    ---------    ---------
     Total operating expenses.................             84,555         110,909      247,796      123,062       54,965
                                                       ----------       ---------     --------    ---------    ---------
Loss from operations..........................            (25,132)        (50,868)    (171,444)     (86,486)     (42,514)
Interest income, net .........................                485           2,285        5,261        4,085          571
Other (expense) income, net...................                (34)            (43)         595          271           --
Gain (Loss) on sale of assets ................                 --             385           --           --        (504)
Minority interest.............................                (74)              7           --           --          587
Write-down of investments (2).................                 --            (104)     (13,496)          --           --
Loss from unconsolidated joint venture........                 --            (127)        (422)          --           --
Cumulative effect of change in accounting
principle (1).................................             (9,181)             --           --           --           --
                                                       ----------       ---------     --------    ---------    ---------
Net loss from continuing operations...........            (33,936)        (48,465)    (179,506)     (82,130)      (41,860)
Preferred stock deemed dividend ..............                --               --           --      (23,612)           --
                                                       ----------       ---------     --------    ---------    ----------
Net loss attributable to common stockholders
    from continuing operations................         $  (33,936)      $ (48,465)   $(179,506)   $(105,742)   $  (41,860)
                                                       ==========       =========    =========    =========    ==========

                                                                          Year Ended December 31,
                                                       --------------------------------------------------------------
                                                          2002            2001          2000       1999         1998
                                                       ----------       ---------    ---------   ---------    --------
                                                                   (in thousands, except per share data)
    Basic and diluted net loss per share
    attributable to common stockholders from
    continuing operations.....................         $    (0.62)      $   (1.13)   $   (6.05)  $   (5.06)  $  (20.24)
                                                       ==========       =========    =========   =========   =========
Weighted average shares of common stock
     outstanding used in computing basic and
     diluted net loss per share...............             54,841          42,807       29,683      20,901       2,068
                                                       ==========       =========    =========   =========   =========

(1) Please see Note 4 of iVillage's Notes to Consolidated Financial Statements.
(2) Please see Note 2 and Note 6 of iVillage's Notes to Consolidated Financial Statements.


                                                                               December 31,
                                                       ----------------------------------------------------------------
                                                          2002            2001         2000        1999         1998
                                                       ----------       ---------    ---------   ---------    --------
Consolidated Balance Sheet Data:                                              (in thousands)
Cash and cash equivalents.....................         $   21,386       $   29,831   $  48,963     $106,010    $ 30,825

Working capital ..............................             18,403           30,966      40,252       90,752      19,919
Total assets .................................            100,586          132,387     132,459      312,748      45,721
Long-term liabilities.........................              3,926            4,273       4,818           --          --
Stockholders' equity..........................             82,200          108,757     101,366      283,850      32,022

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

                                    Overview

         iVillage is a media company that operates iVillage.com, Women.com, IVPN, PAG, Promotions.com, iVillage Consulting and Astrology.com. iVillage.com and Women.com are leading women's online destinations providing practical solutions and everyday support for women 18 and over. IVPN is a holding company for Lamaze Publishing, a publisher of advertiser supported educational materials for expectant and new parents, and IVIP, the operator of The Newborn Channel, a satellite television network broadcast in over 1,050 hospitals nationwide, and the publisher of Baby Steps magazine. PAG is comprised of three divisions:
Business Women's Network, Diversity Best Practices and Best Practices in Corporate Communications, each offering extensive databases of pertinent information to subscribing companies and members. Promotions.com provides promotions and direct marketing programs that are integrated with customers' offline marketing initiatives.

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

         Advertising revenues are derived principally from short-term advertising contracts in which iVillage typically guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Sponsorship and advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that iVillage has no continuing obligations and the collection of the receivable is reasonably assured, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, iVillage defers recognition of the corresponding revenues until the guaranteed impressions are achieved. Sponsorship and advertising revenues were approximately 78%, 81% and 92% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

         For contracts with multiple elements (e.g., deliverable and undeliverable products, advertising and production revenue), iVillage allocates revenue to each element based on evidence of its fair value. Evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. iVillage recognizes revenue allocated to each element when the criteria for revenue set forth above are met.

         Included in sponsorship and advertising revenues are revenues from advertising placements in IVPN's publications, videos and Web site, and satellite broadcasts on the Channels. In addition, revenues are generated through a promotional program that offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant parents. Revenues from IVPN accounted for approximately 27%, 25% and 20% of sponsorship and advertising revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

         Sponsorship and advertising revenues also include revenues from Promotions.com which generates revenues through Webstakes.com, a Web site dedicated to Internet sweepstakes and promotions, and Promotions.com, a full service integrated promotions services group.

         Webstakes.com revenues are derived principally from service contracts whereby Webstakes.com recognizes revenues based on either a "cost-per-click" or a "cost-per-action" pricing model. The contracts typically include cancellation clauses ranging from 30 to 60 days. With a cost-per-click pricing model, Webstakes.com generally guarantees a minimum number of times that Webstakes.com's visitors are delivered to its customer's Web site. Webstakes.com recognizes revenue related to its cost-per-click pricing model when a visitor has been delivered to the customer's Web site and the collection of the corresponding receivable is reasonably assured. Revenue is recognized differently in a cost-per-action pricing model, which requires Webstakes.com to not only deliver the aforementioned minimums, but also a specific user action such as purchasing a product or registering as a member of the customer's Web site in order for Webstakes.com to earn revenue. Webstakes.com recognizes revenue related to the cost-per-action pricing model when the specific action has been performed on its customer's Web site and the collection of the corresponding receivable is reasonably assured.

         Promotions.com revenues are derived principally from contracts in which Promotions.com typically provides custom turnkey services for the creation, administration and implementation of a promotion on a customer's Web site. Promotions.com's revenue recognition policy related to its services is to recognize revenues as deliverables are met and/or ratably over the period during which Promotions.com provides promotions services, provided that no significant obligations remain in a contract and collection of the resulting receivable is reasonably assured.

         Sponsorship and advertising revenues also include barter revenues, which generally represent exchanges by iVillage of advertising space on its Web sites for reciprocal advertising space on or traffic from other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon iVillage's recent practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage's Web sites. Barter expenses are generally recognized when iVillage's advertisements are displayed on the reciprocal Web sites or properties, which typically is the same period as when advertisements are displayed on iVillage's Web sites, and are included as part of sales and marketing expenses. Revenues from barter transactions were approximately $3.6 million, $2.8 million and $3.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         iVillage Consulting is a business unit within iVillage that provides production and back-end provisioning for customers in need of these services. iVillage recognizes revenues from production services based upon actual hours worked at its negotiated hourly rates and/or fixed fees stipulated in contracts.

         PAG is a comprehensive source of information and program linkage that serves as an international platform for diversity and women offering to subscribing companies and members an extensive database of women's organizations, best practices and guidance in the areas of workplace diversity, women and corporate communications. Revenues from PAG are generated primarily through subscription-based programs that convey current best practices for women and diversity issues in the workplace and the hosting of an annual two-day event that focuses on women and diversity. iVillage recognizes revenue from PAG subscriptions ratably over the term of the subscription agreement or when the events are held.

         Revenues from the e-commerce portion of Astrology.com consist of the sale of astrological charts and other related products to visitors to the Astrology.com Web site. iVillage recognizes revenues from Astrology.com product sales, net of any discounts, when products are shipped to customers, the collection of the receivable is reasonably assured and no further obligation remains.

         iVillage received fees from licensing portions of its content in connection with its agreement with PlanetRx.com, Inc. These fees were recognized on a straight-line basis over the life of the contract, which ended in the first quarter of 2002.

         iVillage has received revenues from new initiatives involving subscription-based properties, the sale of iVillage-branded products and services, the sale of third-party products and services and the sale of research. During the third quarter of 2002, iVillage began selling iVillageSolutions-branded consumer products through the iVillage Market located on iVillage.com. Through an agreement with a third party, iVillage receives a revenue share on each sale of such products and bears no fulfillment risks. During the fourth quarter of 2002, iVillage launched iVillageAccess, iVillage's ISP offering. iVillageAccess' Internet access is provided through an agreement with a third party and iVillage receives a revenue share on each subscriber. In the first quarter of 2003, iVillage released two iVillageSolutions-branded books, through an agreement with a publisher, and expects to release others throughout 2003. iVillage receives a royalty on each book purchased. iVillage recognizes revenues from these new initiatives when products are shipped and/or provided to the customer, the collection of the receivable is reasonably assured and no further obligation remains. While iVillage believes that one or more of these new initiatives will develop into a recurring source of revenues, iVillage can make no assurance that it will be successful in any of these endeavors.


Goodwill

         Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

Intangible Assets

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and to develop a single accounting model, based on the framework established in SFAS 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used. The Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment when the sum of undiscounted future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset.

Fixed Assets

         Depreciation of equipment, furniture and fixtures, and computer software is provided for by the straight-line method over their estimated useful lives ranging from three to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions, and expenditures which extend the useful lives of existing assets, are capitalized, and repairs and maintenance costs are charged to operations as incurred. iVillage continually evaluates whether current events or circumstances warrant adjustments to the carrying value or estimated useful lives of fixed assets in accordance with the provisions of SFAS 144.

Income Taxes

         iVillage recognizes deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

                              Results of Operations

         The following table sets forth iVillage's results of operations expressed as a percentage of total revenues:

                                                    Year Ended December 31,
                                                 ----------------------------
                                                   2002      2001      2000
                                                 --------  --------   -------
Revenues....................................      100%       100%       100%
                                                  ----      ----       ----
Operating expenses:
   Editorial, product development and
     technology.............................        47        56         46
   Sales and marketing......................        51        60         71
   General and administrative...............        22        29         30
   Depreciation and amortization............        20        39         49
   Impairment of goodwill...................         2        --         128
                                                 -----     -----       -----
      Total operating expenses..............       142       185         324
                                                 -----     -----       -----
Loss from operations........................       (42)      (85)       (225)
                                                 =====     =====       =====
Net loss from continuing operations.........       (57)%     (81)%      (235)%
                                                 =====     ======      =====


        Comparison of Years Ended December 31, 2002 and December 31, 2001

Revenues

         Revenues were approximately $59.4 million for the year ended December 31, 2002, which represents a decline of 1% when compared with 2001. The decline in revenues was primarily due to a decrease in year over year sponsorship and advertising revenues of approximately $5.0 million and licensing fees of approximately $2.5 million, offset by: the acquisitions of PAG and Promotions.com resulting in identifiable incremental revenues of approximately $1.8 million and $2.6 million, respectively; an increase in iVillage Consulting revenue of approximately $1.3 million; and identifiable revenues from new initiatives involving online subscription-based properties and research resulting in identifiable revenues of approximately $0.6 million and $1.1 million, respectively. Sponsorship and advertising revenues were $46.1 million for the year ended December 31, 2002, compared to $48.6 million for the corresponding period in 2001. Sponsorship and advertising revenues accounted for approximately 78% and 81% of total revenues for the years ended December 31, 2002 and 2001, respectively. Revenues from IVPN accounted for approximately 27% and 25% of sponsorship and advertising revenues for the years ended December 31, 2002 and 2001, respectively. Revenues from Promotions.com accounted for approximately 6% of sponsorship revenues for the year ended December 31, 2002. Since Promotions.com was acquired in 2002, there are no comparative numbers for the corresponding period in 2001.

         In recent years, iVillage has experienced a shift from the larger, higher-rate, long-term sponsorship agreements that were prevalent a few years ago to smaller, lower-rate, short-term advertising agreements. This trend has made it more difficult for iVillage to both achieve period-to-period revenue growth and accurately project future quarterly revenues.

         Included in sponsorship and advertising revenues are barter transactions, which accounted for approximately 8% and 6% of sponsorship and advertising revenues for the years ended December 31, 2002 and 2001, respectively.

         Included in revenues are production fees received from work performed (primarily for Hearst, a related party) by iVillage Consulting, which accounted for approximately 7% and 5% of total revenues for the years ended December 31, 2002 and 2001, respectively.

         Included in revenues are subscription-based fees derived from the services provided by PAG, which accounted for approximately 6% and 3% of total revenues for the years ended December 31, 2002 and 2001, respectively.

         Included in revenues are fees received from licensing portions of iVillage's content, and fees from chart sales through Astrology.com, which accounted for approximately 6% and 11% of total revenues for the years ended December 31, 2002 and 2001, respectively. Total revenues from this revenue stream decreased by approximately $2.5 million year over year due to the expiration of a licensing agreement in the first quarter of 2002.

         Included in revenues are fees from new initiatives involving online subscription-based properties and the sale of research, which accounted for approximately 3% and less than 1% of total revenues for the years ended December 31, 2002 and 2001, respectively. These new initiatives were commenced in the later part of 2001.

         For the years ended December 31, 2002 and 2001, respectively, revenues from iVillage's five largest customers accounted for approximately 38% and 37% of total revenues. In 2002, three advertisers, Procter and Gamble, Hearst, a related party, and Unilever and its affiliates, accounted for approximately 11%, 11% and 10% of total revenues. In 2001, one advertiser, Unilever and its affiliates, accounted for approximately 12% of total revenues. At December 31, 2002, Procter and Gamble accounted for approximately 26% of the net accounts receivable, and at December 31, 2001, Hearst and Unilever and its affiliates accounted for approximately 14% and 10% of the net accounts receivable, respectively.

         iVillage anticipates that its results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers, including Procter and Gamble, Unilever and Hearst. iVillage's contracts with Procter and Gamble and Unilever expire in June 2003 and iVillage's contract with Hearst expires in June 2004. iVillage can make no assurances as to whether these expiring contracts will be renewed, or if so renewed, that they will be on similar terms as the expiring agreements. Because iVillage's largest customers have varied over time in the past, iVillage anticipates that they will continue to do so in the future. Consequently, the loss of even a small number of iVillage's largest customers at any one time may adversely affect iVillage's business, financial condition and results of operations, unless iVillage is able to enter into a sufficient number of new comparable contracts.

Operating Expenses

         Editorial, Product Development and Technology. Editorial, product development and technology expenses consist primarily of payroll and related expenses for the editorial, technology, Web site design and production staffs, severance costs for terminated employees, the cost of communications, related expenditures necessary to support iVillage's Web sites, software development, technology and support operations, and an allocation of facility expenses, which is based on the number of personnel. Editorial, product development and technology expenses for the year ended December 31, 2002 were approximately $28.0 million, or 47% of total revenues. Editorial, product development and technology expenses were approximately $33.5 million, or 56% of total revenues, for the corresponding period in 2001. The decrease between the comparable twelve-month periods was primarily attributable to decreases in: salaries, severance and related benefits of approximately $3.8 million; renegotiation of agreements which provide support, content and serving of impressions to iVillage's Web sites of approximately $1.3 million; and lower facility costs resulting in a decreased facilities allocation of approximately $1.1 million. The aforementioned reductions were offset slightly by incremental costs associated with the acquisition of Promotions.com of approximately $0.8 million. Editorial, product development and technology expenses decreased as a percentage of total revenues for the twelve months ended December 31, 2002, when compared to the same period in 2001, as a result of the significant benefits recognized from cost reduction initiatives beginning in 2001 and into 2002, as compared to the slight decline in revenues.

         Sales and Marketing. Sales and marketing expenses consist primarily of costs related to distribution agreements, payroll and expenses for sales and marketing personnel, severance costs for terminated employees, commissions, advertising and other marketing-related expenses, and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the year ended December 31, 2002 were approximately $30.2 million, or 51% of total revenues. Sales and marketing expenses were approximately $36.2 million, or 60% of total revenues, for 2001. The decrease in sales and marketing expenses for the twelve-month period ended December 31, 2002, as compared to 2001, was primarily attributable to: the benefits of cost reduction initiatives implemented beginning in 2001 and into 2002 which resulted in an approximately $8.5 million decrease in advertising expenses; a decrease in payroll, severance, commission and related benefits of approximately $3.6 million; and lower facility costs resulting in a decreased facilities allocation of approximately $0.8 million, partially offset by: the negotiated advertising spend and termination of an advertising agreement with NBC resulting in charges of approximately $1.3 million and $4.1 million, respectively, as well as incremental sales and marketing expenses related to the PAG and Promotions.com acquisitions of approximately $0.6 million and $1.9 million, respectively. Sales and marketing expenses decreased as a percentage of total revenues for the twelve months ended December 31, 2002, as compared to the same period in 2001, due to the significant benefits recognized from these cost reduction initiatives as compared to the slight decline in revenue.

         Included in sales and marketing expenses are barter transactions, which amounted to approximately 11% of total sales and marketing costs during the year ended December 31, 2002, compared to 8% of total sales and marketing costs during 2001.

         General and Administrative. General and administrative expenses consist primarily of payroll, related expenses and benefits for the executive management, finance, allocated facilities, human resources and legal employees, severance costs for terminated employees, general corporate overhead, and other professional fees. General and administrative expenses for the year ended December 31, 2002 were $13.5 million, or 22% of total revenues. For the comparable period in 2001, general and administrative expenses were $17.7 million, or 29% of total revenues. The decrease in general and administrative expenses for the comparable twelve-month periods was primarily due to: a decrease in salaries, severance and related benefits of approximately $2.9 million; a decrease in professional fees and facilities allocation of approximately $0.2 million and $0.3 million, respectively; and a payment to the former Chief Executive Officer and lease termination costs in 2001 of approximately $1.3 million and $1.5 million, respectively, partially offset by: the acquisitions of PAG and Promotions.com resulting in incremental costs of approximately $0.7 million and $0.5 million, respectively; higher insurance costs of approximately $0.5 million; and the reserve for stockholder notes receivable of approximately $0.4 million. General and administrative expenses decreased as a percentage of total revenues for the twelve months ended December 31, 2002, when compared to the comparable period in 2001, as a result of the significant benefits recognized from cost reduction initiatives as compared to the slight decline in revenue.

         In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the year ended December 31, 2002, iVillage reversed approximately $1.5 million of accruals included in operating expenses due to a change in estimate on services previously provided. This amount was offset by additional accruals for various operating expenses.

         Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2002 were approximately $11.9 million, or 20% of total revenues. For the comparable period in 2001, depreciation and amortization expenses were $23.5 million, or 39% of total revenues, respectively. The dollar decrease in depreciation and amortization for the comparable twelve-month periods was primarily due to the adoption of the provisions of SFAS No. 142. "Goodwill and Other Intangible Assets" ("SFAS 142") which, among other things, provides that goodwill will no longer be amortized.

Interest Income, Net

         Interest income, net includes primarily interest income from iVillage's cash balances and interest earned on stockholders' notes receivable. Interest income, net for the twelve months ended December 31, 2002 was approximately $0.5 million, or 1% of total revenues. For the comparable period in 2001, interest income, net was $2.3 million, or 4% of total revenues. The decrease between 2002 and 2001 was due to lower average net cash and cash equivalents balances, lower interest rates in 2002 as compared to 2001 and the repayment of a National Broadcasting Company, Inc. ("NBC") loan in the first quarter of 2002 compared to a full year of interest payments received on this note in 2001.

Income Taxes

         As of December 31, 2002, iVillage had approximately $239.7 million of net operating loss carryforwards for federal tax reporting purposes available to offset future taxable income. iVillage's federal net operating loss carryforwards expire beginning in 2010. Certain future changes in the share ownership of iVillage, as defined in the Tax Reform Act of 1986, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of iVillage's earnings history.

Net Loss

         iVillage recorded a net loss of approximately $33.9 million, or $0.62 per share, for the year ended December 31, 2002. For 2001, iVillage recorded a net loss of approximately $48.5 million, or $1.13 per share. The decrease in net loss for the twelve months ended December 31, 2002 compared to the same period in 2001 was primarily due to a decrease in operating expenses (excluding the impairment of goodwill) of approximately $27.3 million, partially offset by the adoption of SFAS 142 which resulted in a change of accounting principle charge of approximately $9.2 million in the first quarter of 2002 in connection with the transitional impairment test and an approximately $1.0 million goodwill impairment charge in the fourth quarter of 2002 associated with the annual impairment test. Please see Note 4 of iVillage's Notes to Consolidated Financial Statements for further details regarding these charges.

        Comparison of Years Ended December 31, 2001 and December 31, 2000

         In June 2000, iVillage discontinued the operations of its IVN, Inc. subsidiary (formerly known as iBaby, Inc.). Therefore, all discussion and analysis below represents solely iVillage's continuing operations.

Revenues

         Revenues were approximately $60.0 million for the year ended December 31, 2001, which represents a decline of 21% when compared with 2000. The decrease in revenues was primarily due to an overall downturn in the online advertising sector which contributed to significantly lower sponsorship and advertising revenues, offset by revenues from the Women.com and PAG acquisitions of approximately $8.6 million and $1.9 million, respectively. Sponsorship and advertising revenues were approximately $48.6 million for the year ended December 31, 2001, compared to approximately $69.9 million for 2000. Sponsorship and advertising revenues accounted for approximately 81% and 92% of total revenues for the years ended December 31, 2001 and 2000, respectively. Revenues from Lamaze Publishing and The Newborn Channel accounted for approximately 25% and 20% of sponsorship and advertising revenues for the years ended December 31, 2001 and 2000, respectively.

         Included in sponsorship and advertising revenues are barter transactions, which accounted for approximately 6% and 5% of sponsorship and advertising revenues for the years ended December 31, 2001 and 2000, respectively.

         Included in revenues are production fees received from work performed (primarily for Hearst, a related party) by the iVillage Consulting unit, which accounted for approximately 5% of total revenues for the year ended December 31, 2001. Since iVillage Consulting was a new unit formed in 2001, there are no comparative numbers for the corresponding period in 2000.

         Included in revenues are subscription-based fees derived from the services provided by PAG, which accounted for approximately 3% of total revenues for the year ended December 31, 2001. PAG was acquired in the third quarter of 2001 and consequently there are no comparative numbers for the corresponding period in 2000.

         Included in revenues are fees received from licensing portions of iVillage's content, and fees from chart sales through Astrology.com, which accounted for approximately 11% and 8% of total revenues for the years ended December 31, 2001 and 2000, respectively.

         For the years ended December 31, 2001 and 2000, revenues from iVillage's five largest customers accounted for approximately 37% and 23% of total revenues, respectively. One customer, Unilever, accounted for approximately 12% of iVillage's total revenues for the year ended December 31, 2001. No one customer accounted for greater than 10% of total revenues for the year ended December 31, 2000. At December 31, 2001, Hearst, a related party, and Unilever accounted for approximately 14% and 10% of the net accounts receivable, respectively, and at December 31, 2000, Ford Motor Media accounted for approximately 11% of the net accounts receivable.

Operating Expenses

         Editorial, Product Development and Technology. Editorial, product development and technology expenses consist primarily of: payroll and related expenses for the editorial, technology, Web site design and production staffs; severance costs for terminated employees; the cost of communications and related expenditures necessary to support iVillage's Web sites; software development; technology and support operations; and an allocation of facility expenses, which is based on the number of personnel. Editorial, product development and technology expenses for the year ended December 31, 2001 were approximately $33.5 million, or 56% of total revenues. Editorial, product development and technology expenses were approximately $35.3 million, or 46% of total revenues, for the corresponding period in 2000. The decrease between the comparable twelve-month periods was primarily attributable to the decrease of salaries and related benefits, consultant fees and licensing fees of approximately $2.6 million, $1.3 million and $0.4 million, respectively, offset by: the acquisitions of Women.com and an additional 30.1% interest in Cooperative Beauty Ventures, L.L.C., to increase iVillage's ownership to 80.1%, which resulted in incremental costs of approximately $2.2 million and $0.5 million, respectively; and severance costs for terminated employees of approximately $0.6 million. Editorial, product development and technology expenses increased as a percentage of total revenues for the twelve months ended December 31, 2001, as compared to the comparable period in 2000, as a result of a larger percent decline in revenues as compared to the decline in editorial, product development and technology expenses.

         Sales and Marketing. Sales and marketing expenses consist primarily of costs related to: distribution agreements; payroll and related expenses for sales and marketing personnel; severance costs for terminated employees; commissions; advertising and other marketing-related expenses; and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the year ended December 31, 2001 were approximately $36.2 million, or 60% of total revenues. Sales and marketing expenses were approximately $54.1 million, or 71% of total revenues, for 2000. The dollar decrease in sales and marketing expenses for the twelve-month period ended December 31, 2001, as compared to 2000, was primarily attributable to: iVillage's continued cost reduction initiatives, which resulted in an approximately $14.1 million decrease in advertising expenses; and a decrease in salaries, commissions and related benefits of approximately $5.0 million, offset by: severance for terminated employees of approximately $0.8 million; and the acquisitions of Women.com, PAG, and an additional 30.1% interest in Cooperative Beauty Ventures, L.L.C. to increase iVillage's ownership to 80.1%, which resulted in incremental costs of approximately $5.0 million, which includes approximately $1.8 million of non-cash print advertising expenses from Hearst publications assumed in the Women.com acquisition. Sales and marketing expenses decreased as a percentage of total revenues for the twelve months ended December 31, 2001, compared to the comparable period in 2000, as a result of a larger percent decline in sales and marketing expenses as compared to the decline in revenues.

         Included in sales and marketing expense are barter transactions, which amounted to approximately 8% of sales and marketing costs during the twelve months ended December 31, 2001, compared to approximately 7% of sales and marketing costs of the comparable period in 2000.

         General and Administrative. General and administrative expenses consist primarily of: payroll, related expenses and benefits for general corporate overhead, including executive management, finance, allocated facilities, human resources and legal; severance costs for terminated employees; non-capitalizeable costs associated with the acquisition of Women.com; lease restructuring costs; and other professional fees. General and administrative expenses for the year ended December 31, 2001 were approximately $17.7 million, or 29% of total revenues. For the comparable period in 2000, general and administrative expenses were approximately $22.6 million, or 30% of total revenues. The decrease in general and administrative expenses for the comparable twelve-month period was primarily due to a decrease in: salaries and related benefits of approximately $0.9 million; consultant and professional fees of approximately $3.0 million; recruiting fees of approximately $1.0 million; expenses incurred for international endeavors of approximately $0.9 million; costs associated with iVillage's New York office space of approximately $0.4 million; offset by: a lump-sum payout to iVillage's former Chief Executive Officer of approximately $1.3 million; increased severance costs of approximately $0.3 million; and lease termination costs of approximately $1.5 million. General and administrative expenses decreased slightly as a percentage of total revenues for the twelve months ended December 31, 2001, compared to the comparable period in 2000, as a result of a larger percent decline in general and administrative expenses as compared to the decline in revenues.

         Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2001 were approximately $23.5 million, or 39% of total revenues. For 2000, depreciation and amortization expenses were approximately $37.7 million, or 49% of total revenues. The dollar decrease between 2001 and 2000 was primarily attributable to a reduction in amortization expense resulting from the impairment of goodwill recorded in the third quarter of 2000, relating to the acquisitions of OnLine Psychological Services, Inc. and Code Stone Technologies, Inc., Lamaze Publishing and Family Point Inc, offset partially by goodwill amortization associated with the acquisition of an additional 30.1% interest in Cooperative Beauty Ventures, L.L.C. in the first quarter of 2001 and Women.com in the second quarter of 2001. Please see Note 4 and Note 6 of iVillage's Notes to Consolidated Financial Statements for a further discussion regarding these charges.

Interest Income, Net

         Interest income, net, includes primarily, interest income from iVillage's cash balances and interest earned on stockholders' notes receivable. Interest income, net for the twelve months ended December 31, 2001 was approximately $2.3 million, or 4% of total revenues. For 2000, interest income, net was approximately $5.3 million, or 7% or total revenues. The decrease between 2000 and 2001 was due to a lower average net cash and cash equivalents balances and lower interest rates in 2001 than in 2000.

Net Loss

         iVillage recorded a net loss of approximately $48.5 million, or $1.13 per share, for the year ended December 31, 2001. For 2000, iVillage recorded a net loss of approximately $191.4 million, or $6.45 per share. The improvement in net loss from 2000 to 2001 resulted primarily from: a charge for the impairment of goodwill of approximately $98.1 million in the third quarter of 2000; the write-down of marketable and non-marketable investments of approximately $8.4 million ($0.3 million in the fourth quarter of 2000 and $8.1 million in the second quarter of 2000), the decline of which was considered other than temporary; the write-down of a note receivable of approximately $5.1 million in the third quarter of 2000; an estimated loss on the sale of iBaby, Inc. assets of approximately $7.1 million; and a reduction in iVillage's operating expenses in 2001 of approximately $38.8 million, offset by a decrease in revenues of approximately $16.3 million. See Notes 2, 4 and 6 of iVillage's Notes to Consolidated Financial Statements for a further discussion regarding these charges.

                                 Recent Events

         In March 2003, iVillage and Tesco restructured the terms of their joint venture so that Tesco purchased iVillage's entire ownership interest in iVillage UK. iVillage and Tesco also entered into a 20-year agreement, subject to earlier termination upon the occurrence of certain events, whereby iVillage will license to iVillage UK certain of its content and intellectual property, including trademarks and copyrights, for use in the U.K. and Ireland in exchange for the greater of a minimum monthly license fee or a percentage of iVillage UK's gross revenues.

                         Liquidity and Capital Resources

         Financial Reporting Release No. 61, released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. iVillage currently does not maintain any off-balance sheet arrangements.

         As of December 31, 2002, iVillage had approximately $21.4 million in cash and cash equivalents and approximately $8.5 million of restricted cash. Cash equivalents include money market accounts. The restricted cash includes money held for a letter of credit collateralizing a real estate lease for iVillage's New York office space. iVillage maintains its cash and cash equivalents in highly rated financial institutions and at times these balances exceed insurable amounts.

         iVillage has sustained net losses and negative cash flows from operations since its inception and expects to continue to incur such losses in the near future. iVillage's ability to meet its obligations in the ordinary course of business is dependent upon its ability to achieve profitable operations and/or raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources, through the launch of new subscription or other revenue-generating initiatives or other sources of financing to fund operations. Unless the market price of iVillage's common stock increases dramatically, it is unlikely that iVillage will be able to raise funds through a public offering of its securities, however, management does believe that it may be possible to raise funds through a private placement of its securities. iVillage can make no assurance that it will achieve profitable operations, or that iVillage will be able to obtain adequate financing from other sources in the event it becomes necessary. Due primarily to iVillage's lack of profitability, it is unlikely that iVillage would be able to obtain bank financing. Management believes that iVillage's current funds will be sufficient to enable it to meet iVillage's planned expenditures through the next twelve months. If anticipated operating results are not achieved, management believes it has the ability to delay or reduce expenditures, so as not to require additional financial resources if such resources were not available on terms acceptable to iVillage, although there can be no assurances in this regard.

         In the past, iVillage has achieved cost reductions through increased managerial efficiencies and several expense reduction initiatives targeted at certain expenses, including without limitation, reduced advertising, targeted staff reductions and reduced company employee benefit plan costs, as well as other initiatives. In 2002, iVillage paid approximately $ 0.9 million for severance and related costs for staff reduction and acquisition-related layoffs.

         In February 2003, iVillage announced a further expense reduction initiative with the goal of reducing annualized costs by approximately $10.0 million. iVillage expects to achieve these savings through a reduction of the costs it pays to outside vendors, further real estate consolidation and additional employee staff reductions. iVillage's ability to maintain a cash balance at December 31, 2003 comparable to its cash balance at December 31, 2002 is dependent upon iVillage's ability to implement these cost reductions, increase advertising, sponsorship, subscription and other revenues, and/or raise additional financing.

         Net cash used in operating activities decreased to approximately $8.7 million for the year ended December 31, 2002, from approximately $45.6 million for the year ended 2001. The overall decrease in net cash used in operating activities for the year ended December 31, 2002 compared to the comparable period in 2001 was primarily from: a decrease in net loss, less adjustments, of approximately $13.3 million; a smaller decrease in accounts payable and accrued expenses in 2002 of approximately $16.6 million, primarily from liabilities paid in 2001 resulting from the Women.com acquisition; a larger decrease in restricted cash and other assets in 2002 of approximately $2.4 million primarily due to the one-time charge for the termination of an agreement with NBC; and an increase in deferred revenue of approximately $0.6 million in 2002 as compared to a decrease of approximately $5.8 million in 2001. The decrease in net loss was primarily due to a decrease in operating expenses (excluding the impairment of goodwill) of approximately $27.3 million, partially offset by the adoption of SFAS 142 which resulted in a change of accounting principle charge of approximately $9.2 million in the first quarter of 2002 in connection with the transitional impairment test and an approximately $1.0 million goodwill impairment charge in the fourth quarter of 2002 associated with the annual impairment test.

         Net cash used in investing activities was approximately $1.8 million for the year ended December 31, 2002, and cash provided by investing activities was approximately $4.0 million for the year ended December 31, 2001. The overall increase in net cash used in investing activities for the year ended December 31, 2002 compared to the comparable period in 2001 was primarily due to the acquisition of Women.com in the second quarter of 2001 resulting in net cash acquired of approximately $11.0 million and the acquisition of Promotions.com in the second quarter of 2002 resulting in net cash used of approximately $0.9 million. This was partially offset by lower fixed asset purchases in 2002 of $4.4 million, and the purchase of an additional 30.1% interest in Cooperative Beauty Ventures, L.L.C. of approximately $1.1 million in the first quarter of 2001.

         Net cash provided by financing activities amounted to approximately $2.0 million for the year ended December 31, 2002, compared to approximately $23.1 million for the year ended December 31, 2001. The overall decrease in cash provided by financing activities for the year ended December 31, 2002 compared to the comparable period in 2001 was primarily attributable to the purchase of shares of common stock and warrants by Hearst and other former Women.com stockholders in the second quarter of 2001 resulting in net proceeds of approximately $18.9 million and a decrease in principal payments received for stockholders' notes receivable of approximately $3.9 million in 2002.

         In March 2001, iVillage purchased an additional 30.1% of Cooperative Beauty Ventures, L.L.C. from Unilever for $1.5 million, thereby increasing its ownership to 80.1%. The agreement revised iVillage's funding obligation and provided that iVillage will fund the ongoing business and operations of this venture, not to exceed $7.0 million, and terminated Unilever's funding obligation. During 2002, iVillage was not required to fund the operations of the venture, and as of December 31, 2002, iVillage has contributed, in total, approximately $1.9 million to the venture.

         Currently, Unilever can exercise a "put" option to require iVillage to purchase Unilever's remaining ownership interest in the venture for fair market value at any time. At any time, iVillage can exercise a "call" option to require Unilever to sell its remaining interest in the venture to iVillage for fair market value; provided, however, that Unilever can exercise a "call" option superior to iVillage's "call" option to purchase a portion of iVillage's interest in the venture for fair market value, up to a limit of 50% of the venture's ownership. These "put" and "call" options must be paid in cash. If iVillage was required to purchase Unilever's remaining ownership interest in the venture pursuant to the exercise of one of these options, iVillage does not believe the amount of cash payable would be material and expects that it would fund this obligation with its working capital. In addition, at any time, Unilever can exercise a "call" option to purchase a portion of iVillage's membership interest in the venture for fair market value, up to a limit of 50% of the venture's ownership. iVillage anticipates exercising its "call" option during 2003. As a result of the purchase transaction described above, iVillage gained operational control of the venture and the venture was consolidated within iVillage's financial statements beginning in March 2001.

         iVillage's February 2000 advertising agreement with Unilever, as amended, provides for a Unilever advertising purchase commitment of $14.5 million. Through December 31, 2002, iVillage has earned approximately $13.7 million under the advertising agreement with the remaining approximately $0.8 million to be earned between the period January 1, 2003 through June 30, 2003.

         Pursuant to an amended and restated magazine content license and hosting agreement with Hearst, Hearst has committed to purchase from iVillage between approximately $16.4 million and $18.2 million of production and advertising services over a three-year period beginning in June 2001. This agreement also provides for revenue sharing between Hearst and iVillage with respect to advertising revenues obtained by iVillage from the Hearst magazine Web sites and iVillage's other Web sites containing substantial Hearst content. This revenue-sharing arrangement requires that iVillage pay Hearst a royalty payment, based on net advertising revenues, of at least approximately $2.6 million during the three-year term of the agreement. This amount would be reduced on a pro rata basis if Hearst fails to expend its stated annual minimum in production fees in any year of the agreement. In addition, if a shortfall in production fees occurs in any year of the agreement, then Hearst must place additional advertising in an amount equal to 40% of the production fee shortfall.

         Women.com has been party to a multi-year advertising agreement with Procter and Gamble since July 2000. During the third quarter of 2002, this agreement was amended to eliminate the provision for an early termination fee and to lower the minimum guaranteed fee to Women.com to approximately $9.6 million. Women.com has earned approximately $8.8 million under this advertising agreement through December 31, 2002, and approximately $0.8 million of the advertising purchase commitment remains from January 1, 2003 through June 30, 2003.

         In December 2001, concurrent with the termination of Women.com's interactive services agreement with America Online, Inc. ("AOL"), iVillage entered into an advertising agreement with AOL pursuant to which AOL delivered a guaranteed number of impressions during the period from December 2001 through January 2002. In consideration of these services, iVillage paid AOL $0.7 million. In 2002, iVillage entered into a web pointing agreement with AOL, pursuant to which AOL provided a link to iVillage's Web site. The agreement terminated on September 30, 2002, and in consideration of these services, iVillage paid AOL approximately $0.2 million.

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

         In March 2002, iVillage entered into a one-year financial advisory agreement with Allen & Company Incorporated ("Allen & Company") pursuant to which Allen & Company agreed to act as iVillage's financial advisor with respect to various matters from time to time. iVillage paid Allen & Company an initial non-refundable fee of approximately $0.5 million in April 2002, which fee was to be credited towards any additional fees payable to Allen & Company for services rendered pursuant to this agreement.

         On April 18, 2002, iVillage acquired 82.3% of the outstanding shares of Promotions.com common stock. On May 24, 2002, iVillage acquired the remaining outstanding shares of Promotions.com common stock through a second-step merger. The aggregate purchase price paid was approximately $15.2 million, consisting of approximately $11.1 million of cash (inclusive of closing costs) and 1,587,191 shares of iVillage common stock. This $11.1 million of cash included approximately $9.8 million of cash, which represented the net cash on the balance sheet of Promotions.com.

         In January 2003, iVillage received a notice of determination from the City of New York Department of Finance regarding outstanding commercial rent taxes. iVillage is currently in discussions with the Department of Finance regarding this matter.

         iVillage leases office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under noncancelable operating leases as of December 31, 2002 for the next five years:

                Year ending December 31:                      (in thousands)
                ------------------------                      --------------
                2003........................................       $ 4,668
                2004........................................         4,218
                2005........................................         4,115
                2006........................................         3,983
                2007........................................         3,729
                                                                   -------
                                                                   $20,713

         In January 2003, iVillage received from the landlord of its New York headquarters $0.3 million for reimbursement of certain construction expenses. iVillage expects to receive the remaining approximately $0.5 million for reimbursement of certain construction expenses within the next quarter. iVillage maintains $8.5 million of restricted cash that is held for a letter of credit collateralizing this lease. iVillage is currently in preliminary negotiations with the landlord of this property to reduce its future lease commitments.

         In the normal course of business, iVillage enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. iVillage's maximum exposure under these arrangements is unknown. However, based on experience, iVillage expects the risk of loss to be remote.

         iVillage's capital requirements depend on numerous factors, including:

         o        market acceptance of iVillage's services;

         o the amount of resources iVillage devotes to investments in its business, including entering into joint ventures with and/or the acquisition of other entities;

         o        the resources iVillage devotes to marketing

         o the resources iVillage devotes to building the infrastructure necessary to enable iVillage to sell subscription-based products and services.; and

         o the resources iVillage devotes to selling iVillage's products and services.

                        Recent Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" ("SFAS 145"). SFAS 145 becomes effective for financial statements issued for fiscal years beginning after May 15, 2002. Management believes the adoption of SFAS 145 will not have a material impact on iVillage's financial position and results of operations.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The provisions of SFAS 146 shall be effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. Management believes the adoption of SFAS 146 will not have a material impact on iVillage's financial position and results of operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. iVillage does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

         In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). The guidance in EITF No. 00-21 is effective for revenue arrangements entered into for fiscal years beginning after June 15, 2003. EITF No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is currently reviewing the impact that EITF No. 00-21 will have on future results of operations, but upon initial review, the Company does not believe EITF No. 00-21 will have significant impact on our accounting for multiple element arrangements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123")to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS 148 is effective for fiscal years and interim periods ending after December 15, 2002. iVillage continues to account for stock-based employee compensation under the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees".

   Risk Factors That May Affect Results of Operations and Financial Condition

         The risks and uncertainties described below are not the only ones faced by iVillage. Additional risks and uncertainties not presently known to iVillage or that are currently deemed immaterial may also impair iVillage's business, financial condition and results of operations. These risks should be read in conjunction with the other information set forth in this Form 10-K.

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

         iVillage has not achieved profitability and has recent and anticipated continuing losses. iVillage has not achieved profitability and iVillage expects to continue to incur operating losses for the foreseeable future. iVillage incurred net losses of approximately $33.9 million for the year ended December 31, 2002, $48.5 million for the year ended December 31, 2001, and $191.4 million for the year ended December 31, 2000. As of December 31, 2002, iVillage's accumulated deficit was approximately $466.7 million.

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

iVillage has a small number of major customers and the loss of a number of these customers could adversely affect its business, financial condition and results of operations.

         iVillage depends on a limited number of customers for a significant portion of its revenues. For the years ended December 31, 2002 and 2001, respectively, revenues from iVillage's five largest customers accounted for approximately 38% and 37% of total revenues.

         In 2002, Procter and Gamble, Hearst and Unilever accounted for approximately 11%, 11% and 10% of total revenues, respectively. In 2001, Unilever accounted for approximately 12% of total revenues. At December 31, 2002, Procter and Gamble accounted for approximately 26% of the net accounts receivable, and at December 31, 2001, Hearst and Unilever accounted for approximately 14% and 10% of the net accounts receivable, respectively.

         iVillage anticipates that its results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. Additionally, iVillage's contracts with Procter and Gamble and Unilever expire in June 2003 and iVillage's contract with Hearst expires in June 2004. iVillage can make no assurances as to whether the expiring contracts of Procter and Gamble, Unilever and Hearst will be renewed, or if so renewed, that they will be on similar terms as the existing agreements. Because iVillage's largest customers have varied over time in the past, iVillage anticipates that they will continue to do so in the future. Consequently, the loss of even a small number of iVillage's largest customers at any one time may adversely affect iVillage's business, financial condition and results of operations, unless iVillage is able to enter into a sufficient number of new comparable contracts.

iVillage's common stock may be delisted from The Nasdaq SmallCap Market and, if delisted, trading in iVillage's common stock would decrease substantially and the market price of iVillage's common stock may decline further.

         On December 20, 2002, iVillage's common stock was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market after having failed to qualify for continued listing on The Nasdaq National Market. This transfer was necessitated by iVillage's failure to maintain a minimum per share bid price of $1.00 for 10 consecutive trading days after receipt of a letter dated September 17, 2002 from The Nasdaq Stock Market, Inc. ("Nasdaq"). iVillage currently has until September 12, 2003 to regain compliance with The Nasdaq SmallCap Market's minimum per share bid price requirement. In the event that iVillage's common stock fails to maintain a minimum per share bid price of $1.00 for a minimum of 10 consecutive trading days during such grace period, iVillage may receive written notification that its securities will be delisted pursuant to Nasdaq's listing requirements or may receive an additional 90 days to demonstrate compliance if iVillage then meets the initial listing criteria for The Nasdaq Small Cap Market. In the event that iVillage's common stock maintains a minimum per share bid price of $1.00 for a minimum of 30 consecutive days and meets the other listing requirements, iVillage may apply to be reinstated on The Nasdaq National Market. In the event that, after September 12, 2003, iVillage receives written notification that its securities will be delisted, iVillage may appeal the Nasdaq staff's determination to a Nasdaq Listing Qualifications Panel.

         If iVillage's common stock is delisted from trading, the market price of iVillage's common stock may decline further, possibly to zero, and it may have a material adverse effect on the ability of iVillage's stockholders to sell their shares. The delisting of iVillage's common stock would also make it more difficult for iVillage to raise additional financing.

iVillage's quarterly and annual revenues and operating results are not indicative of future performance, are difficult to forecast and have been and are likely to continue to fluctuate.

         iVillage does not believe that period-to-period comparisons of its operating results are necessarily meaningful nor should they be relied upon as reliable indicators of future performance, thus making it difficult to forecast quarterly and annual revenues and results of operations. In addition, iVillage's operating results are likely to fluctuate significantly from fiscal quarter to quarter, and year to year, as a result of several factors, many of which are outside iVillage's control, and any of which could materially harm iVillage's business. These factors include:

         o fluctuations in the demand for advertising or electronic commerce;

         o the unpredictability of iVillage's success in its new revenue and cost reduction initiatives;

         o bankruptcies or other payment defaults of companies that are a source of revenues;

         o volatility in the media market and the high number of companies decreasing their marketing budgets;

         o        changes in the level of traffic on its network of Web sites;
                  and

         o fluctuations in marketing expenses and technology infrastructure costs.


         iVillage's revenues for the foreseeable future will remain primarily dependent on user traffic levels and advertising activity on its Web sites. Future revenues are difficult to forecast. iVillage may be unable to adjust spending quickly enough to offset any unexpected reduction in revenues in a particular fiscal quarter or year, which may materially and adversely affect its business, financial condition and results of operations.

         In one or more future fiscal quarters or years, iVillage's results of operations may fall below the expectations of securities analysts and investors. If iVillage's results of operations fall below expectations, the trading price of its common stock would likely be materially adversely affected. In addition, if the revenues of iVillage in any particular fiscal period are lower than anticipated, iVillage may be unable to reduce spending in that fiscal period. If iVillage has a shortfall in revenues in relation to its expenses, then iVillage's business, financial condition and results of operations would be materially adversely affected.

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

         As a result of the national economy's slowdown, many of iVillage's customers have experienced difficulty in maintaining their current operations and implementing their business plans. Many of these customers have reduced their spending on iVillage's products and services, and/or may not be able to discharge their current payables and other obligations to iVillage. The non-payment or late payment of amounts due to iVillage from a significant customer, or the non-payment or late payment by multiple customers which, in the aggregate, are substantial would materially adversely affect iVillage's business, financial condition and results of operations.

As of March 26, 2003, Hearst owned approximately 29.1% of the outstanding shares of iVillage common stock and had three representatives on the iVillage Board of Directors; therefore, Hearst is able to significantly influence iVillage's corporate direction and policies.

         As of March 26, 2003, Hearst owned approximately 29.1% of the outstanding shares of iVillage's common stock. In addition, Hearst holds a warrant entitling it to purchase 2,065,695 shares of iVillage's common stock.

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

         Although Hearst is required to vote all shares that it holds in excess of 25% (subject to adjustment) of iVillage's outstanding voting securities in accordance with the recommendation of iVillage's Board of Directors, Hearst may effectively control certain stockholder actions, including approving changes to iVillage's Certificate of Incorporation or By-Laws and adopting or changing equity incentive plans. Hearst's effective control over stockholder actions may also determine the outcome of any merger, consolidation, sale of all or substantially all of iVillage's assets or other form of change of control that iVillage might consider.

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

         o        market saturation;

         o        lack of availability of cost-effective, high-speed service;

         o consumers returning to traditional or alternative sources for information, shopping and services; and

         o privacy concerns, including those related to the ability of Web sites to gather information about users without their knowledge or consent and the increase in unrequested "spamming" e-mail solicitations.

         If Internet usage continues to grow significantly, Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, Internet service providers and Web sites have experienced interruptions in their services as a result of the bankruptcies of Internet service and infrastructure providers, outages, computer "viruses" and other delays occurring throughout the Internet network infrastructure. If these service interruptions frequently occur in the future, Internet usage, including the usage of iVillage's Web sites, could grow more slowly or decline.

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

         Furthermore, different pricing models are used to sell advertising on the Internet and it is difficult to predict which, if any, of the models will emerge as the industry standard. For example, in recent years iVillage has experienced a shift from the larger, higher-rate, long-term sponsorship agreements that were prevalent a few years ago to smaller, lower-rate, short-term advertising agreements. This makes it difficult to project iVillage's future advertising rates and revenues.

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

        In addition, effecting acquisitions could require use of a significant amount of iVillage's available cash. Furthermore, iVillage may have to issue equity or equity-linked securities to pay for future acquisitions, and any of these issuances could be dilutive to existing and future stockholders. Acquisitions and investments may also have negative effects on iVillage's reported results of operations due to acquisition-related charges, amortization of acquired technology and other intangibles, and/or potential liabilities associated with the acquired businesses or joint ventures. Any of these acquisition-related risks or costs could harm iVillage's business, financial condition and results of operations.

iVillage may be unable to respond to the rapid technological change in its industry.

      iVillage's market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The growth of the Internet and intense competition in iVillage's industry exacerbates these market characteristics. To achieve its goals, iVillage needs to effectively integrate the various software programs and tools required to enhance and improve its product offerings and manage its business. For example, iVillage's failure to promptly or adequately implement the World Wide Web Consortium's Platform for Privacy Preferences, or P3P, standards could result in reduced user traffic to iVillage's Web sites or regulatory and/or legal claims if iVillage's P3P policy does not conform to iVillage's written privacy policy posted on its Web sites. iVillage's future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its services. iVillage may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, iVillage's new enhancements must meet the requirements of iVillage's current and prospective users and must achieve significant market acceptance. iVillage also could incur substantial costs if it needs to modify its services or infrastructure to adapt to these changes. Due to expense reduction initiatives over the last several years, iVillage has not upgraded certain aspects of its technology infrastructure.

If iVillage fails to attract and retain key personnel, iVillage's business would be materially adversely affected.

         iVillage's future success depends to a significant extent on the continued services of iVillage's senior management and other key personnel, particularly Douglas W. McCormick, iVillage's Chairman of the Board and Chief Executive Officer. Mr. McCormick's current employment agreement expires in May 2003 and there can be no guarantee that iVillage and Mr. McCormick will be able to agree on a new employment arrangement past such date. The loss of the services of Mr. McCormick would likely harm iVillage's business. iVillage currently does not maintain "key person" life insurance for any of iVillage's senior management.

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

         During the sales cycle, iVillage may expend funds and management resources and yet not obtain sponsorship or advertising revenues. Accordingly, iVillage's results of operations for a particular period may be adversely affected if sales to advertisers or sponsors forecast in a particular period are delayed or do not otherwise occur.

iVillage relies on third parties to adequately measure the demographics of its user base and delivery of advertisements on iVillage's Web sites. iVillage's business would be harmed if these third parties fail to provide these services to iVillage.

         It is important to iVillage's advertisers that iVillage accurately measure the demographics of its user base and the delivery of advertisements on iVillage's Web sites. iVillage depends on third parties to provide many of these measurement services, and do so accurately and reliably. If these third parties are unable or unwilling to provide these services to iVillage in the future, iVillage would need to perform them or obtain them from another provider. This could cause iVillage to incur additional costs or cause interruptions in its business until these services are replaced. Companies may choose not to advertise on iVillage's Web sites or may pay less for advertising if they perceive iVillage's demographic measurements are not reliable. Either of these events could adversely affect iVillage's business.

iVillage may not be able to deliver various services if third parties fail to provide reliable software, systems and related services to iVillage.

         iVillage depends on various third parties for software, systems and related services. For example, iVillage relies on Doubleclick Inc.'s software for the placement of advertisements, IP Applications for ISP services and Trellix Corporation for personal home pages. Several of the third parties which provide software and services to iVillage have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, iVillage's ability to deliver various services to its users may be adversely affected by the failure of these third parties to provide reliable software, systems and related services to iVillage. If iVillage is unable to deliver the services that its users expect, its business, financial condition and results of operations could be materially adversely affected.

iVillage's principal investors' investments in its competitors may result in conflicts of interest that could be adverse to iVillage.

         iVillage's principal investors, such as Hearst, Rho Capital Partners, Inc. and AOL Time Warner Inc., may have conflicts of interests by virtue of investments in other companies that may compete with iVillage. These investments may result in a conflict of interest for iVillage's principal investors or result in the diversion of attractive business opportunities from iVillage's principal investors to another company. iVillage is unable to determine all of the competing investments held by these principal investors. In addition, iVillage does not have the ability to constrain the investment activity of any of its principal investors and therefore cannot predict the extent of any future investments in businesses that are competitive with iVillage.

Restrictions on iVillage's ability to enter into sponsorship, advertising or other business relationships with Hearst's competitors may adversely affect iVillage's business.

         iVillage's magazine content license and hosting agreement with Hearst restricts iVillage's ability to enter into relationships with competitors of Hearst and those restrictions may prevent iVillage from expanding its network and enhancing its content and the visibility of iVillage's brand, and may cause iVillage to forego potential advertising revenues from competitors of Hearst. Specifically, the agreement provides that iVillage may not, without Hearst's consent:

         o enter into any agreement to include in iVillage's network any Web sites for magazines that compete with Hearst magazines;

         o display on the Hearst magazine Web sites any advertising or other promotional materials from magazines that compete with Hearst magazines; or

         o display on an iVillage Web page the brands, logos, trademarks or proprietary content of both Hearst and a Hearst competitor.

iVillage's business could be affected by future terrorist attacks or acts of war.

         Although none of the terrorist attacks in the United States in recent years have had a direct material adverse effect on iVillage's business, financial condition or results of operations, iVillage cannot assure you that future terrorist attacks in the United States, and particularly in New York City where iVillage's headquarters are located, acts of war involving the United States, or any response of the United States Government to any future terrorist actions or acts of war, would not negatively affect iVillage through further disruption of the economy, financial markets or otherwise. The proximity of iVillage's headquarters to certain possible targets in New York City could also, in the event of war or future terrorist attacks, result in damage to or destruction of iVillage's headquarters as well as the permanent or temporary loss of key personnel. iVillage has not yet fully developed a disaster recovery plan and iVillage cannot guarantee that iVillage's insurance coverage would adequately reimburse iVillage for any damages suffered as a result of a terrorist attack or act of war.

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

         Lamaze Publishing's magazines directly compete with publishers of pre- and post-natal publications such as Gruner and Jahr, Primedia and Time Inc. These publishers have substantially greater marketing, research and financial resources than Lamaze Publishing. Increased competition may result in less advertising in Lamaze Publishing's magazines and a decline in Lamaze Publishing's advertising rates, which could adversely affect its business, financial condition and results of operations.

iVillage's business would be harmed if iVillage's systems fail or experience a slowdown.

         Substantially all of iVillage's communications hardware and some of its other computer hardware operations are located at Exodus Communications/Cable and Wireless facilities in New Jersey and Verio's facilities in California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. System failures may adversely affect iVillage's user traffic, which could adversely affect its revenues and operating results and harm its reputation with users, advertisers and commerce partners. Computer viruses, electronic break-ins or other similar disruptive problems, such as those historically experienced by several leading Web sites, could also adversely affect iVillage's Web sites.

         iVillage's insurance policies may not adequately compensate it for any losses that may occur due to any failures or interruptions in its systems. iVillage does not presently have any secondary "off-site" systems or a formal disaster recovery plan. In addition, iVillage cannot assure you that Exodus Communications, which has filed for bankruptcy protection and has had certain of its assets subsequently purchased by Cable and Wireless, and Verio, will be able to provide sufficient services for iVillage or that iVillage will be able to, if so desired, engage satisfactory alternative service providers.

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

         iVillage's business, financial condition and results of operations could be materially and adversely affected if iVillage were to become liable for damage claims based on information published or products and services sold by it. For example, iVillage has been in the past, and may be in the future, subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information iVillage publishes on its Web sites. These types of claims have been brought, sometimes successfully, against providers of Internet services in the past. In addition, iVillage could be subjected to claims based upon the content that is accessible from iVillage's Web sites through links to other Web sites or through content and materials that may be posted by members in chat rooms or bulletin boards.

         In addition, through iVillage.com, Women.com and IVPN, iVillage distributes publications and broadcasts, over its Web sites and the Channels, information and advice regarding healthcare, childbirth, infant care and financial and tax issues. iVillage may be exposed to liability claims in connection with this information.

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

         Although iVillage believes that its technologies do not infringe upon the intellectual property rights of others, third parties have in the past asserted, and could assert in the future, claims of patent, trademark or copyright infringement or misappropriation of creative ideas or formats against iVillage with respect to iVillage's use of domain names, iVillage's content, the iVillageSolutions book series, Web page formats, Web business methods or any third-party content it publishes or broadcasts. iVillage expects that participants in iVillage's markets will continue to be subject to infringement claims. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention, require iVillage to enter into costly royalty or licensing arrangements or prevent iVillage from using important technologies, ideas or formats, any of which could materially harm iVillage's business, financial condition or results of operations.

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

         The perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of iVillage's use of personal data. iVillage's failure to implement P3P standards could discourage users from using iVillage's Web sites, products and services and from providing their personal data to iVillage. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Economic Community, have adopted legislation or regulations containing these notification and privacy requirements. Recently, several states have also proposed/and or adopted privacy-related legislation that prohibits unsolicited solicitations via e-mail (commonly known as "spamming") which contain significant monetary penalties for violations.

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

         There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues such as user privacy, pricing and taxation, content, copyrights, distribution, antitrust matters and the characteristics and quality of products and services. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, obscenity, libel and personal privacy are applicable to the Internet or whether laws and regulations from jurisdictions whose laws do not currently apply to iVillage's business will become applicable. Any new laws or regulations relating to the Internet could adversely affect iVillage's business.

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

iVillage's operation of IVPN poses a number of risks that could materially adversely affect iVillage's business strategy.

         There are a number of risks in operating IVPN related to Lamaze Publishing, Baby Steps magazine and the Channels, which are all primarily non-Internet businesses, including:

         o the competitiveness of the media, television and publishing industries;

         o iVillage's limited experience in operating a multi-media publishing and television company;

         o iVillage's ability to identify and predict trends in a timely manner that may impact consumer tastes in baby-related information in Lamaze Publishing's and IVIP's publications, on The Newborn Channel and The Newborn Channel-Spanish, and health-related information on The Wellness Channel;

         o iVillage's ability to continue to sell advertising and sponsorships on its Web sites and IVPN's magazines, videos and the Channels;

         o iVillage's ability to continue to commercialize and protect the Lamaze mark; and

         o iVillage's ability to maintain and market the LAMAZE.COM Web site.

         iVillage's inability to perform the functions required for the operation of IVPN in an efficient and timely manner could result in a disruption of operations of IVPN that could have a material adverse effect on iVillage's business strategy.

iVillage's business would be harmed if transmission of the Channels were interrupted.

         The Channels are broadcast to participating hospitals via either a satellite television network broadcast or an in-hospital digital delivery system. There is a risk that the satellite or the in-hospital delivery system from which the transmissions are sent may malfunction, interrupting broadcasts of the Channels. Furthermore, extreme adverse weather conditions or third parties could damage or disable receivers and transmitters on the ground hindering transmission of the Channels' signal. In the event this occurs, there may be a period of time before transmission of all or some of the Channels could resume. Any interruption in iVillage's ability to transmit the Channels could have an adverse effect on its business.

iVillage's operation of the iVillageAccess ISP poses a number of risks that could materially adversely affect iVillage's business, financial condition and results of operations.

         There are a number of risks involved in the operation of the iVillageAccess ISP, including:

         o        the competitiveness of the ISP industry;

         o        iVillage's limited experience in operating an ISP;

         o iVillage's ability to identify and predict trends in a timely manner that may impact consumers' tastes for subscription to an ISP;

         o patterns of subscriber acquisition and retention, and seasonal trends relating to subscriber usage of iVillageAccess;

         o the competence of the third parties that iVillage relies on for technical and customer service support and the overall operation of iVillageAccess;

         o the effectiveness of iVillage's revenue sharing arrangements and other strategic alliances in connection with the operation of iVillageAccess;

         o changes in operating expenses due to marketing and other subscriber acquisition costs, and/or telecommunications expenses;

         o changes in government regulation of ISPs could negatively impact iVillage by decreasing revenues and increasing costs; and

         o iVillage's ability to protect its systems from any telecommunications failures, security breaches, power loss, or software-related system failures.

iVillageAccess may not be able to compete with other companies offering faster, more advanced, Internet connection technologies.

         Currently, iVillageAccess only provides for a dial-up connection to the Internet. Due to the increased speeds of alternative Internet services connections, such as broadband services like DSL and cable technologies, the demand for such alternatives has rapidly increased. iVillage cannot provide any assurances as to the demand for dial-up Internet connections in the future. Although iVillage is considering whether to provide broadband services, it cannot guarantee that in the event it chose to do so that iVillage (i) would have adequate access to such technologies at favorable rates, (ii) would be able to partner with providers of broadband services, or (iii) would have adequate capital to take advantage of any existing or future opportunities to provide broadband services. iVillage competes in the market for Internet connections with many ISP companies that possess significant financial resources, have well-established brand names, and large existing customer bases. In many markets, these ISP companies already offer, or are expected to offer, broadband Internet access. iVillage's inability to compete with other dial-up Internet service providers, those ISP companies offering broadband services, or other competitors offering advanced Internet connection technologies, could have a material adverse effect on iVillage's business, financial condition and results of operations.

iVillage's sale of iVillageSolutions products, its line of vitamins, minerals, and supplements, poses a number of risks that could materially adversely affect iVillage's business, financial condition and results of operations.

         There are a number of risks involved in the sale of the Supplement Line, including:

         o the competitiveness of the vitamin, mineral and supplement industry;

         o iVillage's limited experience in operating as a retailer of vitamins, minerals and supplements;

         o iVillage's ability to identify and predict trends in a timely manner that may impact consumers' tastes for vitamins, minerals and supplements;

         o iVillage's ability to effectively market to and attract customers of competitors such as mass merchandisers, drug store chains, independent drug stores, supermarkets and health food stores;

         o the competence of the third parties that iVillage relies on for the development, manufacture and distribution of the iVillageSolutions products;

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

         As with other retailers, distributors and manufacturers of products that are ingested, iVillage faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury or death. iVillage may be subjected to various product liability claims, including, among others, that its products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. iVillage carries insurance in the types and amounts that management considers reasonably adequate to cover the risks associated with the operations of this business. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost or, if available, will be adequate to cover liabilities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

         The following table sets forth the directors and executive officers of iVillage, their ages and the positions held by them with iVillage as of March 15, 2003.

Name                                    Age   Position
----                                    ---   --------
Douglas W. McCormick (b)............    53    Chief Executive Officer and Chairman of the Board
Nancy Evans (c).....................    53    Editor-in-Chief and Director
Steven A. Elkes.....................    41    Executive Vice President, Operations and Business
                                              Affairs
Scott Levine........................    38    Chief Financial Officer
Richard Caccappolo..................    37    Senior Vice President, iVillage Consulting
Jane Tollinger......................    60    Senior Vice President, Operations and Business Affairs
Cathleen P. Black (b)...............    58    Director
Kenneth A. Bronfin (a)..............    43    Director
John T. (Jack) Healy (a)............    63    Director
Habib Kairouz (c)...................    36    Director
Lennert J. Leader (a)...............    48    Director
Edward T. Reilly (c)................    56    Director
Daniel H. Schulman (b)..............    45    Director
Alfred Sikes (c)....................    63    Director

------------------
(a) Class I director
(b) Class II director
(c) Class III director

         Douglas W. McCormick, age 53, has been a director of iVillage since February 1999 and Chairman of the Board since April 2001. From April 2000 through July 2000, he served as President of iVillage and has been iVillage's Chief Executive Officer since July 2000. From 1998 to April 2000, Mr. McCormick was President of McCormick Media, a media consulting firm. From 1993 to 1998, Mr. McCormick was President and Chief Executive Officer of Lifetime Television Network, a joint venture of The Hearst Corporation and The Walt Disney Company. Mr. McCormick held various other positions at Lifetime from 1984 to 1993 in the sales, marketing and research areas. Mr. McCormick also serves on the boards of directors of Streetmail.com, Zilo.com, and Myers Consulting Group, and serves on Streetmail.com's Compensation Committee. Mr. McCormick received an M.B.A. from the Columbia University School of Business and a B.A. in speech/communications from the University of Dayton.

         Nancy Evans, age 53, is a founder of iVillage, has been Editor-in-Chief since June 1995 and a director since December 1998. Ms. Evans was also Co-Chairperson of the Board from December 1998 through April 2001. Prior to founding iVillage, Ms. Evans created Family Life magazine in 1991, which she published in partnership with Jann Wenner. From 1987 to 1991, Ms. Evans served as President and Publisher of Doubleday. Prior to her employment at Doubleday, Ms. Evans was Vice President and Editor-In-Chief of the Book-of-the-Month Club, where she launched the Children's Book-of-the-Month Club. Ms. Evans graduated from Skidmore College with a B.A. and is also a graduate fellow at Columbia University.

         Steven A. Elkes, age 41, has been Executive Vice President, Operations and Business Affairs since July 2000 and Secretary since October 1999. From April 1999 to July 2000, Mr. Elkes was Senior Vice President, Business Affairs. From August 1996 to April 1999, Mr. Elkes held various management positions at iVillage, including Vice President, Business Affairs. From August 1993 to August 1996, Mr. Elkes was Vice President Credit/ Structured Finance at CNA Insurance Company. From August 1991 to August 1993, Mr. Elkes served as Assistant Vice President at CNA Insurance Company. Mr. Elkes received his M.B.A. from Baruch College and his B.A. from Grinnell College.

         Scott Levine, age 38, has been Chief Financial Officer since January 2001. From September 2000 until January 2001, Mr. Levine was Senior Vice President, Finance and interim Chief Financial Officer. From February 1999 to September 2000, Mr. Levine was Vice President, Controller and Chief Accounting Officer. Mr. Levine has also been Chief Operating Officer of PAG since March 2003. From July 1998 to February 1999, Mr. Levine was Controller for FundTech Ltd., a financial software company. From April 1997 to July 1998, Mr. Levine was the Controller of AmeriCash, Inc., an operator of a network of automated teller and electronic commerce machines. From 1993 to 1997, Mr. Levine was employed by Coopers & Lybrand L.L.P. Mr. Levine is a Certified Public Accountant and received his M.B.A. from Baruch College and his B.A. from State University of New York, Buffalo.

         Richard Caccappolo, age 37, has been Senior Vice President, iVillage Consulting since November 2001. From September 2000 until November 2001, Mr. Caccappolo was Chief Technology Officer and Senior Vice President of Product Development. From March 1999 to September 2000, Mr. Caccappolo served as Chief Technology Officer of iVillage. From January 1998 to March 1999, Mr. Caccappolo served as the Chief Technology Officer of Kodak Polychrome Graphics, a supplier of products and services to graphics arts industries. From October 1994 to December 1997, Mr. Caccappolo served as Sun Chemicals' Director, Information Systems - Europe. Mr. Caccappolo received his M.B.A. from New York University, Leonard N. Stern School of Business and his B.S. from Cornell University.

         Jane Tollinger, age 60, has been Senior Vice President, Operations and Business Affairs since September 2000 and from June 2000 to September 2000 served as Vice President, Business Affairs. From June 1999 to June 2000, Ms. Tollinger served on several advisory boards. From September 1993 through June 1999, Ms. Tollinger served as Executive Vice President of Lifetime Television Network. Prior to September 1993, Ms. Tollinger held various management positions at Lifetime Television Network. Prior to joining Lifetime Television Network, Ms. Tollinger was an attorney with Columbia Pictures and previous to that was an associate with the Coudert Brothers law firm. Ms. Tollinger received a J.D. from Columbia Law School, an M.A. from Harvard University and a B.A. from Beloit College.

         Cathleen P. Black, age 58, has been a director of iVillage since June 2001. Since January 1996, Ms. Black has served as the President, Hearst Magazines, a division of The Hearst Corporation. Ms. Black is also a Senior Vice President of The Hearst Corporation. From 1991 to December 1995, Ms. Black served as the President and Chief Executive Officer of the Newspaper Association of America. From 1983 to 1991, Ms. Black was the President and Publisher of USA Today. Ms. Black also serves as a director of The Coca-Cola Company, International Business Machines Corporation and The Hearst Corporation. Ms. Black received a B.A. from Trinity College.

         Kenneth A. Bronfin, age 43, has been a director of iVillage since May 2002. Mr. Bronfin is President of Hearst Interactive Media, a unit of The Hearst Corporation, and has been with The Hearst Corporation since 1996. Prior to joining The Hearst Corporation, Mr. Bronfin was with NBC, as a founder of the Interactive Media Group as well as General Manager of NBC's digital television group and Vice President of NBC Cable and Business Development. Mr. Bronfin was also Director of Business Development for NBC Technology and was Director of NBC's Broadcast Engineering Group. Mr. Bronfin serves as a director of Circle Company Associates, Eink Corporation and Scene7, Inc. Mr. Bronfin received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.S. in Electrical Engineering from the University of Virginia.

         John T. (Jack) Healy, age 63, has been a director of iVillage since November 2000. Since January 1997, Mr. Healy has been a Principal of H.A.M. Media Group, L.L.C. From July 1996 to July 1998, Mr. Healy served as a consultant to The Walt Disney Company and ABC International Television. From August 1970 to July 1996, Mr. Healy held various positions, most recently as President, ABC International Operations and Executive Vice President, ABC Cable & International, at Capital Cities/ABC Inc. Mr. Healy also serves as a director of StoryFirst Communications, Inc. Mr. Healy received a Masters of Economics and a B.A. from Brooklyn College.

         Habib Kairouz, age 36, has been a director of iVillage since March 1998. Currently, Mr. Kairouz is a Managing Partner of Rho Capital Partners, Inc., an investment company focusing on venture capital investments, and has been with Rho since 1993. He also serves as a director for a number of private companies. Mr. Kairouz received a B.S. in Engineering and a B.A. in Economics from Cornell University and an M.B.A. in Finance from Columbia University.

         Lennert J. Leader, age 48, has been a director of iVillage since July 1998. Mr. Leader became President of the Venture Group of AOL Time Warner Investments upon the merger of AOL and Time Warner Inc. in January 2001. Prior to the merger, Mr. Leader served as President of AOL Investments, a division of AOL, beginning in February 1998. Mr. Leader served as Senior Vice President, Chief Financial Officer and Treasurer of AOL from September 1989 until July 1998. Prior to joining AOL, Mr. Leader was Vice President-Finance of LEGENT Corporation, a computer software and services company, from March 1989 to September 1989, and Chief Financial Officer of Morino, Inc., a computer software and services company, from 1986 to March 1989 and Director of Finance from 1984 to 1986. Prior to joining Morino, Inc. in 1984, he was an audit manager at Price Waterhouse. Mr. Leader serves as a director of Multex.com, Inc. Mr. Leader received a B.S. in Accounting from the University of Baltimore.

         Edward T. Reilly, age 56, has been a director of iVillage since April 2001. Since June 2001, Mr. Reilly has been President and Chief Executive Officer of the American Management Association and is a former Chairman of the Board of the Advertising Council, a private nonprofit organization. From June 2000 to May 2001, Mr. Reilly focused his activities on serving on several boards, including the Board for the National Council of La Raza and as Trustee of Lynchburg College. From May 1997 to June 2000, Mr. Reilly was President and Chief Executive Officer of Big Flower Holdings, Inc., an integrated marketing and advertising services company. From April 1996 to May 1997, Mr. Reilly was President and Chief Operating Officer of Big Flower Holdings, Inc. Prior to April 1996, Mr. Reilly held various management positions at McGraw-Hill Companies and McGraw-Hill Broadcasting, most recently as President of McGraw-Hill Broadcasting. Mr. Reilly received a B.B.A. from St. Francis College.

         Daniel H. Schulman, age 45, has been a director of iVillage since February 1999. Since September 2001, Mr. Schulman has been Chief Executive Officer of Virgin Mobile USA, a cellular phone service provider. From May 2000 through May 2001, Mr. Schulman served as President and Chief Executive Officer of Priceline.com Inc. From June 1999 to May 2000, Mr. Schulman was President and Chief Operating Officer of Priceline.com. From October 1998 to June 1999, Mr. Schulman was an Executive Vice President at AT&T Corp. and was President of AT&T WorldNet Services from January 1997 to October 1998. From January 1996 to January 1997, Mr. Schulman was Vice President of Business Services at AT&T Corp. From December 1994 to January 1996, he served as Marketing Vice President at AT&T Corp. Mr. Schulman is a director of Symantec Corporation, a provider of Internet security software for business and personal computing, and Net2Phone, an Internet protocol telecommunications company. Mr. Schulman received an M.B.A. from New York University and a B.S. from Middlebury College. In March 2003, Mr. Schulman informed iVillage that he was resigning as a member of iVillage's Board of Directors effective March 31, 2003.

         Alfred Sikes, age 63, has been a director of iVillage since June 2001. Mr. Sikes has been a consultant to The Hearst Corporation since January 2002. From March 1993 to December 2001, Mr. Sikes served as both Vice President of The Hearst Corporation and President of Hearst Interactive Media, a unit of The Hearst Corporation. From August 1989 to January 1993, Mr. Sikes served as Chairman of the Federal Communications Commission. Mr. Sikes also serves as a director of Hughes Electronics Corporation, a satellite television and communications provider, and Cymfony Inc., a research and information service technology provider. Mr. Sikes received a B.A. from Westminster College and a J.D. from the University of Missouri Law School.

Classified Board of Directors

         iVillage's Board of Directors is divided into three classes, denominated Class I, Class II and Class III, the terms of which expire successively over a three-year period. Currently, the term of the Class II directors expires in 2003, the term of the Class III directors expires in 2004, and the term of the Class I directors expires in 2005.

Hearst Board Representation

         On June 18, 2001, iVillage entered into a stockholder agreement with Hearst and iVillage and Hearst amended and restated such stockholder agreement on June 20, 2001. Pursuant to the amended and restated stockholder agreement, iVillage is required to appoint three representatives of Hearst to separate classes of the iVillage Board of Directors. iVillage must appoint one of these representatives to its Nominating Committee and one to its Compensation Committee. In addition, the amended and restated stockholder agreement requires that iVillage appoint five independent directors to its Board of Directors. An independent director is defined as any person who is not and has not been for the past three years affiliated with Hearst or its affiliates or an employee of iVillage or any of its subsidiaries. Pursuant to the amended and restated stockholder agreement, Messrs. Bronfin and Sikes and Ms. Black are members of iVillage's Board of Directors as designees of Hearst, with Mr. Sikes and Ms. Black also being members of iVillage's Compensation Committee and Nominating Committee, respectively.

         Under the amended and restated stockholder agreement, so long as Hearst or its affiliates holds at least 10% of the outstanding voting securities of iVillage, Hearst may recommend and iVillage's Nominating Committee must recommend to iVillage's Board of Directors that number of nominees of Hearst or its affiliates as follows:

         o so long as Hearst holds at least 14,547,723 shares of iVillage common stock, Hearst may designate three nominees;

         o so long as Hearst holds at least 12,001,871 shares of iVillage common stock, but less than 14,547,723 shares of iVillage common stock, Hearst may designate two nominees; and

         o so long as Hearst holds at least 1,818,466 shares of iVillage common stock, but less than 12,001,871 shares of iVillage common stock, Hearst may designate one nominee.

         If, after the election of directors pursuant to the above requirements, the number of voting securities held by Hearst decreases below the stated thresholds, any Hearst designees serving on iVillage's Board of Directors must immediately resign. If the number of voting securities held by Hearst falls below 1,818,466 shares of iVillage common stock, all Hearst designated directors must immediately resign. However, if the number of voting securities held by Hearst returns to 1,818,466 shares or more of iVillage common stock, all rights and obligations under the amended and restated stockholder agreement revive for the duration of the term of the amended and restated stockholder agreement. The amended and restated stockholder agreement terminates on June 20, 2006 unless earlier terminated by iVillage and Hearst. Upon any early termination, any Hearst designees serving on the iVillage Board of Directors must immediately resign.

Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to Section 16(a) of the Exchange Act and the rules thereunder, iVillage's executive officers and directors and persons who own more than 10% of a registered class of iVillage's equity securities are required to file with the SEC and Nasdaq reports of their ownership of, and transactions in, iVillage's common stock. Based solely on a review of copies of such reports furnished to iVillage, or written representations that no reports were required, iVillage believes that during the fiscal year ended December 31, 2002, its executive officers and directors complied with the Section 16(a) requirements except that
(i) Mr. Leader failed to timely file a Form 4 concerning an open market purchase of 200 shares of iVillage common stock by a family trust in March 1999, which omission was corrected by filing a Form 5 in February 2003, and (ii) a Form 3 was not timely filed upon Mr. Bronfin's election as a director of iVillage in May 2002, which omission was corrected by filing a Form 3 in February 2003.

Item 11. Executive Compensation.

Summary Compensation Table

         The following table sets forth the compensation earned for services rendered to iVillage in all capacities for the fiscal years ended December 31, 2002, 2001 and 2000 by iVillage's Chief Executive Officer, iVillage's four next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2002, and one former executive officer of iVillage who would have been one of the four next most highly compensated executive officers but for the fact that such individual was no longer an employee of iVillage at December 31, 2002 (collectively, the "Named Executive Officers").


                                                                                       Long-Term
                                                                                     Compensation
                                                                                     -------------
                                                                                         Awards
                                                                                     --------------
                                                   Annual Compensation                 Securities
                                        -----------------------------------------      Underlying         All Other
                                                                 Other Annual         Options/SARs       Compensation
Name and Principal Position     Year    Salary ($)   Bonus ($)   Compensation ($)        (#) (1)           ($) (2)
---------------------------     ----    ----------   ---------   ----------------     ------------       ------------
Douglas W. McCormick (3)....    2002     499,993      200,000         --                  500,000                96
   Chairman and Chief           2001     499,992      150,000         --                1,500,000                96
   Executive Officer            2000     252,780           --         --                1,010,000                --

Nancy Evans.................    2002     325,008      130,000         --                       --                96
   Editor-in-Chief              2001     325,008      130,000         --                  125,000                96
                                2000     325,144       84,000         --                  260,000               120


                                                                                       Long-Term
                                                                                     Compensation
                                                                                     -------------
                                                                                         Awards
                                                                                     --------------
                                                   Annual Compensation                 Securities
                                       -------------------------------------           Underlying         All Other
                                                                   Other Annual       Options/SARs       Compensation
Name and Principal Position     Year    Salary ($)   Bonus ($)   Compensation ($)       (#) (1)             ($) (2)
---------------------------     ----    ----------   ---------   ----------------     ------------       ------------
Steven A. Elkes...............  2002     309,000      123,600           --                     --                96
   Executive Vice President,    2001     293,808      130,000           --                226,250                96
   Operations and Business      2000     242,578      168,790           --                128,333               120
   Affairs

Vanessa Benfield (4)..........  2002     300,000           --      119,052                     --                96
   Former Senior Vice           2001      51,408       10,000           --                125,000                --
   President, Sales             2000          --           --           --                     --                --

Scott Levine..................  2002     262,000      104,800           --                     --                96
   Chief Financial Officer      2001     249,244      118,000           --                150,000                96
                                2000     171,404      156,693           --                 75,000               120

Jane Tollinger (5)............  2002     260,000      104,000           --                     --                96
   Senior Vice President,       2001     234,008       72,200           --                175,000                96
   Operations and Business      2000     106,915           --           --                125,000                --
   Affairs

(1) Options were granted under iVillage's 1995 Amended and Restated Employee Stock Option Plan, Amended and Restated 1999 Employee Stock Option Plan, Amended and Restated 1999 Non-Qualified Stock Option Plan (as amended by Amendment No. 2) or 2001 Non-Qualified Stock Option Plan, as amended, and generally vest 1/4 one year after the date of employment and the remainder in equal quarterly installments over the next three years (unless the Named Executive Officer has already been an iVillage employee for one year or more, in which case stock option grants immediately begin to vest in equal quarterly installments over the next four years), except for (i) 500,000 options granted in 2002 to Mr. McCormick which vest quarterly over three years, (ii) 1,500,000 options granted in 2001 to Mr. McCormick which vest 1/3 on the date of grant and thereafter in equal annual installments over two years; (iii) 10,000 options granted in 2000 to Mr. McCormick which were fully vested on the date of grant; and (iv) 1,000,000 options granted in 2000 to Mr. McCormick which vest as described in "--Employment Arrangements" below.

(2) Represents the value of premiums paid by iVillage on behalf of the Named Executive Officers for term life and accidental death and dismemberment insurance policies.

(3) Mr. McCormick joined iVillage in April 2000 as President and was appointed Chief Executive Officer in July 2000.

(4) Ms. Benfield joined iVillage in October 2001 as Senior Vice President, Sales. Ms. Benfield resigned from her employment with iVillage in December 2002. Amounts included in the "Other Annual Compensation" column for Ms. Benfield represent sales commissions paid by iVillage to Ms. Benfield.

(5)      Ms. Tollinger joined iVillage in June 2000 as Vice President, Business
         Affairs

Employment Arrangements

         On November 29, 2000, iVillage entered into an employment agreement with Douglas W. McCormick. Mr. McCormick's employment agreement provides for an annual base salary of $500,000 and eligibility to receive a bonus pursuant to iVillage's bonus plan of up to forty percent (40%) of his base salary upon satisfaction of objectives determined by the Board of Directors or the Compensation Committee. In 2002, the Board of Directors increased Mr. McCormick's target bonus to eighty percent (80%) of his base salary. Pursuant to this employment agreement, iVillage also granted Mr. McCormick options to purchase shares of its common stock which expire 7 years after the date of grant. Specifically, Mr. McCormick was granted options to purchase: (a) 600,000 shares of iVillage's common stock at an exercise price equal to $1.25 per share (the fair market value of the common stock on the effective date of the employment agreement); (b) 200,000 shares of common stock at an exercise price of $3.50 per share; and (c) 200,000 shares of common stock at an exercise price of $5.00 per share. Each grant of options described above vests in equal quarterly installments commencing three (3) months from the effective date of the employment agreement over a period of thirty (30) months. See "Item 11. Executive Compensation - Summary Compensation Table" and "- Option Grants in Last Fiscal Year" for information regarding additional stock options granted to Mr. McCormick.

         Mr. McCormick's employment agreement is effective as of November 29, 2000 for a period of thirty (30) months. Pursuant to the employment agreement, if Mr. McCormick voluntarily terminates his employment without "good reason" (as defined in the agreement) or is terminated "for cause" (as defined in the agreement) prior to the expiration of the employment agreement, iVillage shall pay him base compensation and benefits through the effective date of his termination and iVillage will have no obligation to pay Mr. McCormick his base salary, any bonus or other compensation (including options) for the remainder of the term of the employment agreement. If Mr. McCormick is terminated without cause or resigns for good reason prior to the expiration of the initial term of the employment agreement, iVillage shall pay him his base compensation and benefits through the effective date of termination and shall pay him cash equal to his base salary for a twelve (12) month period, to be paid monthly, and the normal vesting of any options issued to Mr. McCormick shall continue over this twelve (12) month period.

         iVillage has also entered into agreements with Messrs. Elkes and Levine and Ms. Tollinger. These agreements provide that if the senior executive officer's employment is terminated "without cause" (as defined in the agreements) or the officer resigns for "good reason" (as defined in the agreements), iVillage shall pay that senior executive officer his or her base compensation and benefits for twelve months plus the maximum bonus or incentive the senior executive officer would have earned under any of iVillage's bonus or incentive plans. Any unvested stock options held by the senior executive officer will continue to vest for such twelve-month period and the period during which the senior executive officer must exercise his or her options will extend for an additional two years after termination. In addition, these agreements provide that any unvested stock options held by the senior executive officer will immediately vest upon a "change of control" (as defined in the agreements) of iVillage.

         In addition, iVillage is party to an agreement with Ms. Evans pursuant to which Ms. Evans is entitled to payment of her then base salary for twelve months if she is terminated without cause by iVillage.

         Furthermore, iVillage has made certain grants of stock options to senior executive employees under iVillage's stock option plans. These stock option agreements provide that any unvested stock options held by the senior executive officer will immediately vest upon a "change of control" (as defined in such agreements) of iVillage.

Option Grants in Last Fiscal Year

         The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers during the fiscal year ended December 31, 2002. iVillage has never granted any stock appreciation rights. The exercise price per share of each option was equal to the fair market value of the common stock on the date of grant as determined by iVillage's Board of Directors. The potential realizable value is calculated based on the term of the option at its time of grant (seven years). It is calculated assuming that the fair market value of common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the SEC and do not reflect iVillage's estimate of future stock price growth.

                                                      Percent of                               Potential Realizable
                                   Number of        Total Options                                Value at Assumed
                                   Securities         Granted to     Exercise                  Annual Rates of Stock
                                   Underlying       Employees in     Price Per   Expiration    Price Appreciation for
                                Options Granted      Fiscal Year       Share        Date             Option Term
                                ----------------    -------------    ----------  ----------    -----------------------
                                      (#)                (%)           ($/Sh)                   5% ($)      10% ($)
                                ----------------    -------------    ----------  ----------    -----------------------
Douglas W. McCormick........      500,000 (1)             36           $1.11       7/18/09     780,941     1,081,538
Nancy Evans.................           --                 --             --          --           --          --
Steven A. Elkes.............           --                 --             --          --           --          --
Vanessa Benfield............           --                 --             --          --           --          --
Scott Levine................           --                 --             --          --           --          --
Jane Tollinger..............           --                 --             --          --           --          --

(1) Please see Note 1 to "Executive Compensation - Summary Compensation Table" for information concerning the vesting schedule of this option.


Fiscal Year-End Option Values

         The following table sets forth information with respect to the Named Executive Officers concerning stock options held during the fiscal year ended December 31, 2002 and exercisable and unexercisable options held as of December 31, 2002. No options were exercised during fiscal 2002 by any of the Named Executive Officers. The value of unexercised in-the-money options at fiscal year-end is based on $0.94 per share, the assumed fair market value of the common stock at December 31, 2002, less the exercise price per share.

                                              Number of Securities Underlying        Value of Unexercised
                                               Unexercised Options at Fiscal    In-The-Money Options at Fiscal
                                                        Year-End (#)                       Year-End
                                               ------------------------------   -------------------------------
Name                                           Exercisable     Unexercisable     Exercisable    Unexercisable
------                                         -----------      ------------     -----------    --------------
Douglas W. McCormick.......................     1,883,124        1,161,875            --              --
Nancy Evans................................       383,543          194,791            --              --
Steven A. Elkes............................       214,714          196,537            --              --
Vanessa Benfield...........................        31,250                0            --              --
Scott Levine...............................       117,290          147,710            --              --
Jane Tollinger.............................       128,437          171,563            --              --

Director Compensation

         Directors do not currently receive any cash compensation from iVillage for their service as a member of the Board of Directors, although they are reimbursed for certain expenses in connection with attendance at Board and Committee meetings. From time to time, certain directors of iVillage have received grants of options to purchase shares of iVillage's common stock pursuant to the 1995 Amended and Restated Employee Stock Option Plan, the 1999 Acquisition Stock Option Plan and the Amended and Restated 1999 Employee Stock Option Plan. Under iVillage's 1999 Director Option Plan, non-employee directors are eligible to receive non-discretionary, automatic stock option grants.

         On May 23, 2002, Messrs. Healy, Kairouz, Leader, Reilly and Schulman were each granted an option to purchase 1,666 shares of iVillage's common stock at an exercise price of $2.03 per share pursuant to the 1999 Director Option Plan.

         On April 5, 2001, iVillage's Board of Directors adopted a policy regarding the initial grant of stock options to purchase iVillage's common stock for new non-employee directors of iVillage who do not beneficially own, and are not affiliated with any entity that does beneficially own, greater than one percent (1%) of the then outstanding shares of iVillage common stock. Pursuant to such policy upon his or her initial election or appointment to the Board of Directors of iVillage, such non-employee director shall be granted options to purchase 30,000 shares of iVillage's common stock on the following terms: (i) an exercise price equal to the fair market value of iVillage's common stock on the date of grant, (ii) an option term of seven years from the date of grant, (iii) vesting twenty-five percent (25%) per year over four years commencing on the one-year anniversary of the date of grant, and (iv) such other terms as are provided in the applicable stock option plan under which such options are granted, with the exception of an acceleration of vesting upon a change in control of iVillage.

         Members of iVillage's Board of Directors who are designees of Hearst have waived participation in all of iVillage's Director Compensation Plans.

Compensation Committee Interlocks and Insider Participation

         During the fiscal year ended December 31, 2002, John T. Healy, Alfred Sikes and Daniel H. Schulman served on the Compensation Committee. None of these individuals either during or prior to their tenure on the Compensation Committee was an officer or employee of iVillage or any of its subsidiaries and no "compensation committee interlocks" existed during fiscal 2002. Please see "Item
13. Certain Relationships and Related Transactions" for a description of iVillage's transactions with Hearst. Mr. Sikes is currently a consultant to, and was formerly an officer of, The Hearst Corporation, an affiliate of Hearst.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth certain information regarding the beneficial ownership of iVillage's common stock as of March 14, 2003 for:

         o each person known by iVillage to beneficially own more than 5% of the common stock;

         o        each director or director nominee of iVillage;

         o        each Named Executive Officer; and

         o all directors, director nominees, and executive officers of iVillage as a group.

                                                                  Number of Shares
Name of Beneficial Owner                                       Beneficially Held (1)     Percent of Class (%) (1)
------------------------                                       ---------------------     ------------------------
Hearst Communications, Inc. (2).............................          18,184,653                31.7
   959 Eighth Avenue
   New York, NY 10019
Douglas W. McCormick (3)....................................           2,557,584                 4.5
Lennert J. Leader (4).......................................           2,173,776                 3.9
Habib Kairouz (5)...........................................           1,896,415                 3.4
Nancy Evans (6).............................................             688,712                 1.2
Steven A. Elkes (7).........................................             264,020                 *
Jane Tollinger (8)..........................................             247,500                 *
Scott Levine (9)............................................             144,251                 *
Daniel H. Schulman (10).....................................              75,834                 *
Edward T. Reilly (11).......................................              56,667                 *
John T. Healy (12)..........................................              32,084                 *
Vanessa Benfield (13).......................................              31,250                 *
Alfred Sikes (14)...........................................              11,161                 *
Cathleen P. Black...........................................              11,160                 *
Kenneth A. Bronfin..........................................                 161                 *
All directors and executive officers as a group (15                    8,366,589                14.3
   persons) (15) ...........................................

-----------------
*Less than one percent of the outstanding common stock.

(1) Unless otherwise indicated, the address for each listed director or officer is c/o iVillage Inc., 500-512 Seventh Avenue, New York, New York 10018. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. For purposes of this table, a person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 14, 2003 through the exercise of any option or warrant. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 55,330,877 shares of common stock issued and outstanding as of March 14, 2003. This number does not include (i) 1,203,446 shares of stock classified as treasury stock, (ii) 188,877 shares of common stock reserved for issuance to former stockholders of Women.com in exchange for cancellation of their Women.com stock certificates, and (iii) 13,909 shares of common stock reserved for issuance to former stockholders of Promotions.com in exchange for cancellation of their Promotions.com stock certificates.

(2) According to an Amended Schedule 13D filed on June 22, 2001, each of Hearst Magazines Property, Inc. ("Hearst Magazines"), Communications Data Services, Inc. ("CDS"), Hearst Holdings, Inc. ("Hearst Holdings"), The Hearst Corporation and The Hearst Family Trust (the "Trust") may be deemed to beneficially own the 18,184,653 shares registered in the name of Hearst. Hearst Magazines has the power to direct the voting and disposition of the 18,184, 653 shares as the controlling stockholder of Hearst. CDS has the power to direct the voting and disposition of the 18,184,653 shares as the sole stockholder of Hearst Magazines. Hearst Holdings has the power to direct the voting and disposition of the 18,184,653 shares as the sole stockholder of CDS. The Trust and The Hearst Corporation have the power to direct the voting and disposition of the 18,184,653 shares as the direct or indirect sole stockholders of The Hearst Corporation and Hearst Holdings, respectively. Accordingly, Hearst shares the power to direct the voting and disposition of the 18,184,653 shares beneficially owned by it, and Hearst Magazines, CDS, Hearst Holdings, The Hearst Corporation and the Trust share the power to direct the voting and disposition of the 18,184,653 shares beneficially owned by Hearst. The 18,184,653 shares include 2,065,695 shares of common stock issuable upon the exercise of a warrant; provided, however, that the warrant is not exercisable unless at the time of exercise the average closing price of iVillage common stock exceeds $3.75 for 15 consecutive trading days.

(3) Includes (a) options to purchase 2,069,584 shares of common stock exercisable within 60 days from March 14, 2003 and (b) 3,000 shares of common stock beneficially owned by Mr. McCormick's wife. Mr. McCormick disclaims beneficial ownership of the shares of common stock held by his wife.

(4) Consists of 2,161,075 shares of common stock beneficially owned by AOL Time Warner Inc. Mr. Leader is the President of the Venture Group of AOL Time Warner Investments. As such, Mr. Leader may be deemed to have voting power or investment power over the securities beneficially owned by AOL Time Warner Inc. Mr. Leader disclaims beneficial ownership of the shares of common stock beneficially owned by AOL Time Warner Inc. Includes (a) 200 shares owned by a family trust of which Mr. Leader is the trustee, and (b) options to purchase 12,501 shares of common stock exercisable within 60 days from March 14, 2003. iVillage has been informed by AOL Time Warner that Mr. Leader is obligated to transfer such options or the benefit of such options to AOL or AOL Time Warner.

(5) Includes 1,672,319 shares beneficially owned by Rho Capital Partners. Based on information provided by Rho Capital Partners, Rho Capital Partners may be deemed to be the beneficial owner of 1,672,319 shares pursuant to an investment advisory relationship by which Rho Capital Partners exercises voting and investment control over the 1,672,319 shares registered in the name of a number of investment vehicles. Mr. Kairouz is a stockholder of Rho Capital Partners. In such capacity, Mr. Kairouz may be deemed to share voting and investment control of the 1,672,319 shares beneficially owned by Rho Capital Partners. Mr. Kairouz disclaims beneficial ownership of these shares other than an insignificant number of shares in which Mr. Kairouz has a pecuniary interest. Includes options to purchase 29,168 shares of common stock exercisable within 60 days from March 14, 2003.

(6) Includes (a) options to purchase 389,480 shares of common stock exercisable within 60 days from March 14, 2003 and (b) 81,166 shares of common stock beneficially owned by the Evans/Wishman 1998 Irrevocable Trust. Ms. Evans disclaims beneficial ownership of the shares of common stock held by the Evans/Wishman 1998 Irrevocable Trust.

(7) Includes options to purchase 246,328 shares of common stock exercisable within 60 days from March 14, 2003.

(8) Includes options to purchase 147,500 shares of common stock exercisable within 60 days from March 14, 2003.

(9) Includes options to purchase 131,147 shares of common stock exercisable within 60 days from March 14, 2003.

(10) Consists of options to purchase 75,834 shares of common stock exercisable within 60 days from March 14, 2003.

(11) Includes options to purchase 31,667 shares of common stock exercisable within 60 days from March 14, 2003.

(12) Consists of options to purchase 32,084 shares of common stock exercisable within 60 days from March 14, 2003.

(13) Consists of options to purchase 31,250 shares of common stock exercisable within 60 days from March 14, 2003. Ms. Benfield resigned as an executive officer of iVillage in December 2002.

(14) Includes (a) 161 shares of common stock beneficially owned by Mr. Sikes' wife and (b) 1,000 shares of common stock held by the Whitestone Foundation. The Whitestone Foundation is a family owned trust of which Mr. Sikes is a trustee.

(15) Includes options to purchase 3,340,997 shares of common stock exercisable within 60 days from March 14, 2003.

                      Equity Compensation Plan Information

         The following table provides information as of December 31, 2002 with respect to shares of iVillage common stock that may be issued under its existing equity compensation plans, including iVillage's 1995 Amended and Restated Employee Stock Option Plan ("1995 ESOP"), 1997 Amended and Restated Acquisition Stock Option Plan ("1997 ASOP"), Amended and Restated 1999 Employee Stock Option Plan ("1999 ESOP"), 1999 Acquisition Stock Option Plan ("1999 ASOP"), 1999 Director Option Plan, Amended and Restated 1999 Non-Qualified Stock Option Plan ("1999 NQSOP"), 1999 Employee Stock Purchase Plan ("1999 ESPP") and Amended 2001 Non-Qualified Stock Option Plan ("2001 NQSP"). For a further description of each of these plans (excluding the 1999 ESPP which is described below), please see
Note 8 of iVillage's Notes to Consolidated Financial Statements.

         A number of iVillage's equity compensation plans were approved by iVillage's stockholders, but were subsequently amended without stockholder approval. iVillage's 1995 ESOP and 1999 ESOP were so amended to increase the number of securities underlying each plan by 289,049 and 1,812,545 shares, respectively. In addition, iVillage repriced certain outstanding options under each of the 1995 ESOP and 1997 ASOP in September 1997 without stockholder approval. Consequently, iVillage has characterized all shares underlying the 1995 ESOP, 1997 ASOP and 1999 ESOP as "not approved by security holders" in the table below, notwithstanding the fact that each of these plans initially were approved by iVillage's stockholders.

         The table does not include information with respect to equity compensation plans of companies acquired by iVillage that were terminated as part of, or subsequent to, such acquisitions.


                                                                                       Number of securities
                                                                                      remaining available for
                                                                 Weighted-average       future issuance under
                                     Number of securities to    exercise price of     equity compensation plans
                                     be issued upon exercise       outstanding         (excluding securities
                                    of outstanding options,      options, warrants           reflected
Plan Category                         warrants and rights           and rights              in column (a))
-------------                         -------------------       ------------------    ------------------------
                                              (a)                      (b)                       (c)
Equity compensation
   plans approved by
   security holders (1)...........          330,999                 $ 13.08                       204,658 (2)

Equity compensation
   plans not approved by
   security holders (3).........         10,360,028                  $ 4.48                     1,360,588 (4)

        Total (5)...................     10,691,027                  $ 4.75                     1,565,246 (4)

(1)      Consists of the 1999 ASOP, 1999 Director Option Plan and 1999 ESPP.

(2) Includes shares available for future issuance under the 1999 ESPP. As of December 31, 2002, none of the 83,333 shares reserved for issuance under this plan had been issued.

(3) Consists of the 1995 ESOP, 1997 ASOP, 1999 ESOP, 1999 NQSOP and the 2001 NQSOP and a warrant to purchase 5,282 shares of iVillage's common stock held by Leasing Technologies International, Inc., that is exercisable through June 9, 2007, at an exercise price of $14.35, assumed by iVillage in connection with its acquisition of Promotions.com.

(4) Includes 160,481 shares of common stock available for future issuance under the 1999 ESOP that could be issued as restricted stock.

(5) The table does not include information for an equity compensation plan assumed by iVillage in connection with its acquisition of Family Point Inc. No additional options may be granted under this plan and no options are currently outstanding or exercisable.

1999 Employee Stock Purchase Plan

         iVillage adopted the 1999 ESPP in December 1998, and reserved 83,333 shares of iVillage's common stock for issuance thereunder. To date, however, no shares have been issued under the 1999 ESPP. The 1999 ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), is administered by iVillage's Board of Directors or by its Compensation Committee. Under the 1999 ESPP, iVillage may withhold a specified percentage (not to exceed 15%) of each salary payment to participating employees over certain offering periods. Any employee who is employed for at least 20 hours per week for at least five consecutive months in a calendar year, with or by iVillage or by a majority-owned subsidiary of iVillage, is eligible to participate in the 1999 ESPP. Unless the Board of Directors or the Compensation Committee determines otherwise, each offering period runs for 24 months and is divided into four consecutive purchase periods of approximately six months.

         The price at which iVillage's common stock may be purchased under the 1999 ESPP is equal to 85% of the fair market value of iVillage's common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. Participants may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. The maximum number of shares that a participant may purchase on the last day of any offering period is determined by dividing the payroll deductions accumulated during the purchase period by the purchase price. However, no person may purchase shares under the 1999 ESPP to the extent such person would own 5% or more of the total combined value or voting power of all classes of the capital stock of iVillage or of any of its subsidiaries, or to the extent that such person's rights to purchase stock under all employee stock purchase plans would accrue at a rate that exceeds $25,000 worth of stock for any calendar year. The Board of Directors may amend the 1999 ESPP at any time. The 1999 ESPP will terminate in December 2009, unless terminated earlier in accordance with its provisions.

Item 13. Certain Relationships and Related Transactions.

         Pursuant to an agreement with AOL that expired in December 2001, AOL was obligated to provide iVillage anchor tenant distribution on certain AOL channels, guaranteed impressions and other services. In consideration of these services, iVillage paid AOL approximately $0.3 million in 2002.

         Pursuant to an agreement with AOL that expired in June 2002, AOL was obligated to distribute through the AOL network a customized version of iVillage's Astrology.com Web Site and content, and provide guaranteed impressions and other services. iVillage paid AOL approximately $0.4 million in 2002 as consideration for these services.

         Concurrent with the termination of certain agreements with AOL, in December 2001 iVillage entered into an advertising agreement with AOL pursuant to which AOL delivered a guaranteed number of impressions during the period from December 2001 through January 2002. In consideration of these services, iVillage paid AOL $0.7 million.

         In 2002, iVillage entered into a web pointing agreement with AOL, pursuant to which AOL provides a link to iVillage's Web site. The agreement terminated on September 30, 2002, and in consideration of these services, iVillage paid AOL approximately $0.2 million. Lennert J. Leader, an iVillage director, is President of the Venture Group of AOL Time Warner Investments.

         iVillage is a party to a stockholder agreement with Hearst. For a discussion of the terms of this agreement, please see "Item 10. Directors and Executive Officers of the Registrant - Hearst Board Representation".

         iVillage is a party to a magazine content license and hosting agreement with Hearst. Under this agreement, iVillage is obligated to provide production and hosting services for certain Web sites affiliated with selected Hearst magazines, including Good Housekeeping, Redbook, Cosmopolitan, and Country Living. These Web sites are part of the iVillage network. The magazine sites are on URLs owned by Hearst.

         Under the magazine content license and hosting agreement, iVillage agreed to provide Hearst with Web site production and hosting services, including the creation of original site content which will be owned by Hearst. In consideration for these services, Hearst agreed to:

         o pay iVillage approximately $10.2 million for production services during the three-year term of the agreement (approximately $4.5 million in year one, $2.8 million in year two and $2.9 million in year three);

         o place approximately $8.0 million of Hearst advertising during the three-year term of the agreement (approximately $2.2 million in year one and $2.9 million in each of years two and three) on iVillage's Web sites, which amount may be increased in any year of the agreement if Hearst fails to pay iVillage the required fees for production services as described above. If such a shortfall in production fees occurs in any year of the agreement, Hearst must place additional advertising in an amount equal to 40% of the production fee shortfall; and

         o grant to iVillage a right of first offer on any new Internet-based development projects initiated by Hearst that are appropriate for inclusion on the iVillage network of Web sites.

         The agreement also provides for revenue sharing between iVillage and Hearst with respect to advertising revenues obtained by iVillage from the Hearst magazine Web sites and other iVillage Web sites containing substantial Hearst content. This revenue sharing arrangement requires that iVillage pay Hearst a royalty payment based on net advertising revenues of at least $3.9 million during the three-year term of the agreement. This amount is reducible pro rata if Hearst fails to expend at least $5 million in production fees in any year of the agreement.

         Additionally, iVillage is entitled to a commission derived from the sale of Hearst magazine subscriptions made through iVillage's network of Web sites. This commission is equal to thirty percent of gross revenues from such sales.

         The magazine content license and hosting agreement expires on June 18, 2004. However, the agreement may be terminated by either party immediately upon written notice to the other party in the event of bankruptcy, insolvency or a change of control of the other party.

         Pursuant to the magazine content license and hosting agreement and other agreements, iVillage recognized revenues of approximately $7.3 million from Hearst, offset partially by royalty payments to Hearst of approximately $0.8 million, in 2002. See Note 5 of iVillage's Notes to Consolidated Financial Statements.

         As of March 26, 2003, Hearst owned approximately 29.1% of the outstanding iVillage common stock, and had three designees, Messrs. Bronfin and Sikes and Ms. Black, on iVillage's Board of Directors.

         iVillage has entered into indemnification agreements with its executive officers and directors containing provisions which may require iVillage, among other things, to indemnify its officers and directors against any and all expenses (including attorney's fees and all other costs, expenses and obligations incurred in connection with investigating, defending, being a witness in or participating in or preparing to defend, being a witness in or participating in any action, suit, proceeding, alternative dispute resolution mechanism, hearing, inquiry or investigation), judgments, fines, penalties, and amounts paid in settlement of any pending, threatened or completed action, suit, claim, hearing, proceeding or alternative dispute resolution mechanism, whether civil, criminal, administrative, investigative or other including all taxes imposed on such payment that may arise by reason of their status or service as officers or directors, other than liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Item 14. Controls and Procedures.

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

         After the formation of iVillage's disclosure committee and within 90 days prior to the filing of this Annual Report on Form 10-K for the period ending December 31, 2002, the disclosure committee carried out an evaluation, under the supervision and with the participation of iVillage's management, including its Chief Executive Officer, Douglas W. McCormick, and Chief Financial Officer, Scott Levine, of the effectiveness of the design and operation of iVillage's disclosure controls and procedures. Based upon that evaluation, Messrs. McCormick and Levine concluded that iVillage's disclosure controls and procedures are effective in ensuring that information required to be disclosed by iVillage in the reports that it files or submits under the Exchange Act is
(i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to iVillage's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a) Documents filed as a part of this Report:

1. The following consolidated financial statements are included in Item 8 of this Report:


                                                                                               Page Number in
                                                                                                 this Report
                                                                                         ----------------------------
      Report of Independent Accountants................................................              F-2

      Consolidated Balance Sheets as of December 31, 2002 and 2001.....................              F-3

      Consolidated Statements of Operations for the Years Ended December 31, 2002,
      2001 and 2000....................................................................              F-4

      Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
      2002, 2001 and 2000..............................................................              F-5

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2002,
      2001 and 2000....................................................................              F-6

      Notes to Consolidated Financial Statements.......................................              F-7

2. Financial Statement Schedule:


                                                                                               Page Number in
                                                                                                 this Report
                                                                                         ----------------------------
      Schedule I - Valuation and Qualifying Accounts...................................              S-1

          All other schedules to the consolidated financial statements for which provision is made in the accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits:

Exhibit
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

10.5 1999 Director Option Plan of the Registrant (incorporated by reference from Exhibit 10.5 to Registration Statement File No. 333-85437).

10.6 1999 Employee Stock Purchase Plan of the Registrant (incorporated by reference from Exhibit 10.6 to Registration Statement File No. 333-85437).

10.7 1999 Acquisition Stock Option Plan of the Registrant (incorporated by reference from Exhibit 10.7 to Registration Statement File No. 333-85437).

10.8 Amended and Restated 1999 Non-Qualified Stock Option Plan, as amended by Amendment Number 2 (incorporated by reference from Exhibit 10.8 to Registration Statement File No. 333-84532).

Exhibit
Number          Description
------          -----------
10.9            Amended 2001 Non-Qualified Stock Option Plan of the Registrant
                (incorporated by reference from Exhibit 10.1 to the Registrant's
                Form 10-Q Quarterly Report for the period ended June 30, 2002,
                File No. 000-25469).

10.10 Form of Non-Competition, Non-Disclosure and Assignment of Inventions Agreement dated September 9, 1995, and Amendment dated May 6, 1996, between the Registrant and Nancy Evans (incorporated by reference from Exhibit 10.18 to Registration Statement File No. 333-68749).

10.11 Lease, dated March 14, 2000, between 500-512 Seventh Avenue Limited Partnership and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the period ended March 31, 2000, File No. 000-25469).

10.12 First Amendment to Lease, dated as of June 7, 2000, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference from Exhibit 10.3 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469).

10.13 Second Amendment to Lease, dated January 10, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference from Exhibit 10.28 to Registration Statement File No. 333-56150).

10.14 Third Amendment to Lease, dated October 17, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference from Exhibit 10.2 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2001, File No. 000-25469).

10.15 Fourth Amendment to Lease, dated December 3, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference from Exhibit 10.22 to Registration Statement File No. 333-84532).

10.16 Letter Agreement, dated December 23, 2002, between the Registrant and 500-512 Seventh Avenue Limited Partnership.

10.17 License Agreement, dated as of September 8, 2000, among Lamaze International, Inc., Lamaze Publishing Company and the Registrant (incorporated by reference from Exhibit 10.2 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469).

10.18 Amendment to License Agreement, dated as of January 1, 2003, among Lamaze International, Inc., Lamaze Publishing Company and the Registrant.

10.19           Employment Agreement, dated November 29, 2000, between Douglas
                W. McCormick and the Registrant (incorporated by reference from Exhibit 10.31 to Registration Statement File No. 333-56150).

Exhibit
Number          Description
------          -----------
10.20           Amended and Restated Securities Purchase Agreement, dated as of
                February 22, 2001, between the Registrant and Hearst
                Communications, Inc. (incorporated by reference from Exhibit
                10.32 to Registration Statement File No. 333-56150).

10.21 Amended and Restated Stockholder Agreement, dated as of June 20, 2001, between the Registrant and Hearst Communications, Inc. (incorporated by reference from Exhibit 10.26 to Registration Statement File No. 333-84532).

10.22 Amended and Restated Magazine Content License and Hosting Agreement, dated January 29, 2001, between Hearst
                Communications, Inc. and Women.com Networks, Inc. (incorporated by reference from Exhibit 10.27 to Registration Statement File No. 333-84532).

10.23 Form of Amendment Number Two to Amended and Restated Magazine Content License and Hosting Agreement (incorporated by reference from Exhibit 10.35 to Registration Statement File No. 333-56150).

10.24 Amendment Number Three to Amended and Restated Magazine Content License and Hosting Agreement, dated as of April 5, 2002, between the Registrant and Hearst Communications, Inc. (incorporated by reference from Exhibit 10.34 to Registration Statement File No. 333-84532).

10.25 Promissory Note, dated June 5, 1998, in the amount of $500,000 between Candice Carpenter and the Registrant (incorporated by reference from Exhibit 10.23 to Registration Statement File No. 333-68749).

10.26 Amendment No. 1 to Promissory Note, dated as of April 1, 2001, between Candice Carpenter and the Registrant (incorporated by reference from Exhibit 10.22.1 to Registrant's Form 10-K Annual Report for the period ended December 31, 2000, File No. 000-25469).

10.27 Amendment No. 2 to Promissory Note, dated as of December 19, 2002, between the Registrant and Candice Carpenter.

10.28 Form of Severance Agreement between the Registrant and certain executive officers of the Registrant.

21              Subsidiaries of the Registrant.

23.1            Consent of PricewaterhouseCoopers LLP.

99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K:

         Reports on Form 8-K were filed on November 13, 2002 and December 20, 2002, each reporting under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          iVillage Inc.
                                          (Registrant)

 Date:  March 31, 2003                    By: /s/ Douglas W. McCormick
                                            --------------------------
                                            Douglas W. McCormick
                                            Chairman and Chief Executive Officer

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


                Signature                                     Capacity                              Date
                ---------                                     --------                              ----
  /s/ Douglas W. McCormick                      Chairman and Chief Executive Officer           March 31, 2003
-------------------------------------               (Principal Executive Officer)
Douglas W. McCormick

  /s/ Scott Levine                                     Chief Financial Officer                 March 31, 2003
-------------------------------------                 (Principal Financial and
Scott Levine                                             Accounting Officer)

/s/ Kenneth A. Bronfin                                        Director                         March 31, 2003
-------------------------------------
Kenneth A. Bronfin

  /s/ Cathleen P. Black                                       Director                         March 31, 2003
-------------------------------------
Cathleen P. Black

  /s/ Nancy Evans                                             Director                         March 31, 2003
-------------------------------------
Nancy Evans

  /s/ John T. Healy                                           Director                         March 31, 2003
-------------------------------------
John T. Healy

  /s/ Habib Kairouz                                           Director                         March 31, 2003
-------------------------------------
Habib Kairouz


                Signature                                     Capacity                              Date
                ---------                                     --------                              ----
                                                              Director                         March __, 2003
-------------------------------------
Lennert J. Leader

  /s/ Edward T. Reilly                                        Director                         March 31, 2003
-------------------------------------
Edward T. Reilly

  /s/ Daniel H. Schulman                                      Director                         March 31, 2003
-------------------------------------
Daniel H. Schulman

  /s/ Alfred Sikes                                            Director                         March 31, 2003
-------------------------------------
Alfred Sikes

                                  Certification

I, Douglas W. McCormick, certify that:

         1. I have reviewed this annual report on Form 10-K of iVillage Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003
                                                      /s/ Douglas W. McCormick
                                                      --------------------------
                                                      Douglas W. McCormick
                                                      Chief Executive Officer

                                  Certification

I, Scott Levine, certify that:

         1. I have reviewed this annual report on Form 10-K of iVillage Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                                       /s/ Scott Levine
                                                       -------------------------
                                                       Scott Levine
                                                       Chief Financial Officer
                         iVILLAGE INC. AND SUBSIDIARIES

                 Index of Consolidated Financial Statements and
                          Financial Statement Schedule

The following consolidated financial statements of iVillage Inc. are included in
Item 8:

Report of Independent Accountants........................................... F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001................ F-3

Consolidated Statements of Operations for the Years
Ended December 31, 2002, 2001 and 2000...................................... F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2002, 2001 and 2000...................................... F-5

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2002, 2001 and 2000...................................... F-6

Notes to Consolidated Financial Statements............................. F-7-F-36

Schedule I - Valuation and Qualifying Accounts.............................. S-1


         All other schedules to the consolidated financial statements for which provision is made in the accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders

of iVillage Inc.:



In our opinion, the consolidated financial statements listed in the index appearing under Item 15 on page 79 present fairly, in all material respects, the financial position of iVillage Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 on page 79 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP



New York, New York
February 10, 2003
Except for Note 12 as to which the date is March 17, 2003
                         iVILLAGE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                              December 31,
                                                                       --------------------------
                                                                          2002            2001
                                                                       ---------        ---------
                                              Assets
Current assets:
   Cash and cash equivalents................................            $ 21,386         $ 29,831
   Accounts receivable, less allowance for doubtful accounts
    of  $1,310 and $2,286, respectively.....................               5,336            6,722
   Other current assets.....................................               5,960           13,668
                                                                       ---------        ---------
         Total current assets...............................              32,682           50,221
Restricted cash.............................................               8,474            8,474
Fixed assets, net...........................................              17,157           21,465
Goodwill, net...............................................              24,617           31,928
Intangible assets, net......................................              17,367           19,975
Other assets................................................                 289              324
                                                                       ---------        ---------
         Total assets.......................................           $ 100,586        $ 132,387
                                                                       =========        =========
                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses....................           $  10,319        $  16,070
   Deferred revenue.........................................               3,514            2,734
   Deferred rent............................................                 348              348
   Net current liabilities of discontinued operations.......                  98              103
                                                                       ---------        ---------
         Total current liabilities..........................              14,279           19,255
Deferred rent, net of current portion.......................               3,926            4,273
                                                                       ---------        ---------
         Total liabilities..................................              18,205           23,528
Minority interest...........................................                 181              102

Commitments and contingencies

Stockholders' equity:
Preferred stock - par value $.01, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2002 and
   2001, respectively......................................                   --               --
Common stock - par value $.01, 200,000,000 shares authorized;
   56,531,785 and 53,812,285 shares issued at December 31, 2002 and 2001, respectively; 55,328,339 and 52,608,839 shares
   outstanding at December 31, 2002 and 2001, respectively..                 565              538
Additional paid-in capital..................................             549,203          544,006
Accumulated deficit.........................................            (466,717)        (432,781)
Treasury stock at cost (1,203,446 shares) ..................                (502)            (502)
Stockholders' notes receivable..............................                (262)          (1,982)
Unearned compensation and deferred advertising..............                 (87)            (522)
                                                                       ---------        ---------
         Total stockholders' equity.........................              82,200          108,757
                                                                       ---------        ---------
         Total liabilities and stockholders' equity.........           $ 100,586        $ 132,387
                                                                       =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                                                    Year ended December 31,
                                                                      ------------------------------------------------
                                                                          2002               2001               2000
                                                                      ----------          ---------          ---------
Revenue....................................................            $  59,423          $  60,041          $  76,352
Operating expenses:
     Editorial, product development and technology.........               27,973             33,500             35,327
     Sales and marketing...................................               21,731             30,211             46,711
     Sales and marketing - NBC/Hearst expenses ......                      4,422              5,967              7,387
     Termination of NBC advertising contract ..............                4,084                 --                 --
     General and administrative............................               13,474             17,702             22,634
     Depreciation and amortization.........................               11,900             23,529             37,681
     Impairment of goodwill................................                  971                 --             98,056
                                                                      ----------          ---------          ---------
         Total operating expenses..........................               84,555            110,909            247,796
                                                                      ----------          ---------          ---------

Loss from operations.......................................              (25,132)           (50,868)          (171,444)
Interest income, net.......................................                  485              2,285              5,261
Other (expense) income, net................................                  (34)               (43)               595
Write-down of investments..................................                   --               (104)           (13,496)
Loss from unconsolidated joint venture.....................                   --               (127)              (422)
Gain on sale of assets.....................................                   --                385                 --
                                                                      ----------          ---------          ---------

Net loss before  minority  interest and  cumulative  effect of
     change in accounting principle. ......................              (24,681)           (48,472)          (179,506)
Minority interest..........................................                  (74)                 7                 --
                                                                      ----------          ---------          ---------
Net loss  before  cumulative  effect of  change in  accounting
     principle.............................................              (24,755)           (48,465)          (179,506)
Cumulative effect of change in accounting principle........               (9,181)                --                 --
                                                                      ----------          ---------          ---------

Net loss from continuing operations........................              (33,936)           (48,465)          (179,506)

Discontinued operations....................................                   --                 --            (11,922)
                                                                      ----------          ---------          ---------

Net loss...................................................           $  (33,936)        $  (48,465)         $(191,428)
                                                                      ==========         ==========          =========
Per share data:
Net loss  before  cumulative  effect of  change in  accounting
     principle per share...................................           $    (0.45)        $    (1.13)         $   (6.05)
Cumulative effect of change in accounting principle per share              (0.17)                --                 --
                                                                      ----------          ---------          ---------
Net loss from continuing operations per share..............                (0.62)             (1.13)             (6.05)
Discontinued operations per share..........................                   --                 --              (0.40)
                                                                      ----------          ---------          ---------
Basic and diluted net loss per share.......................           $    (0.62)        $    (1.13)         $   (6.45)
                                                                      ==========         ==========          =========
Weighted average shares of common stock outstanding used in
     computing basic and diluted net loss per share........               54,841             42,807             29,683
                                                                      ==========         ==========          =========


The accompanying notes are an integral part of these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (in thousands, except share data)

                                                                                       Unearned
                                                                                     Compensation
                                                                                         and
                                 Common Stock     Additional  Treasury  Stockholders'  Deferred
                               ----------------    Paid-In      Stock        Notes    Advertising  Accumulated
                                Shares    Amount   Capital     at Cost   Receivable      Cost        Deficit      Total
                               ---------- ------  ---------  ----------  ---------   ------------ ------------ ------------

Balance at January 1, 2000...  29,591,778  $ 296   $ 494,899     $ --   $  (12,188)   $  (6,269)  $ (192,888)   $ 283,850
Additional costs in
  connection with secondary
  public offering............                           (451)                                                        (451)
Issuance of common stock in
  connection with the
  exercise of stock options..     114,992      1         897                                                          898
Extension of  stock option
  life.......................                            413                                                          413
Notes receivable due from
  stockholders in connection
  with exercise of options...                                                 (166)                                  (166)
Amortization of unearned
  compensation and deferred
  advertising costs..........                                                             3,044                     3,044
Repayment of  stockholders'
  notes receivable...........                                                5,206                                  5,206
Net loss.....................                                                                       (191,428)    (191,428)
                               ----------  -----   ---------   ------       ------        -----   ----------     --------
Balance at December 31, 2000.  29,706,770    297     495,758       --       (7,148)      (3,225)    (384,316)     101,366
Issuance of common stock in
  connection with business
  acquisition, net...........  14,776,469    148      28,339                                                       28,487
Issuance of common stock in
  connection with rights
  offering, net..............   9,324,000     93      19,907                                                       20,000
Issuance of common stock in
  connection with the
  exercise of stock options..       5,046                  2                                                            2
Repurchase of common stock...  (1,203,446)                       (502)                                               (502)
Amortization of unearned
  compensation and deferred
  advertising costs..........                                                             2,703                     2,703
Repayment of  stockholder's
  note receivable............                                                5,166                                  5,166
Net loss.....................                                                                        (48,465)     (48,465)
                               ----------  -----   ---------   ------       ------        -----   ----------     --------
Balance at December 31, 2001.  52,608,839    538     544,006     (502)      (1,982)        (522)    (432,781)     108,757
Issuance of common stock in
  connection with business
  acquisition, net...........   2,131,971     21       4,119                                                        4,140
Issuance of common stock in
  connection with the
  exercise of stock options..     587,529      6         742                                                          748
Issuance of stock options to
  consultant.................                             51                                (51)                       --
Modification of stock option
  terms......................                            285                                                          285
Amortization of unearned
  compensation and deferred
  advertising costs..........                                                               486                       486
Repayment of stockholder
  notes receivable...........                                                1,291                                  1,291
Reserve of stockholder note
  receivable.................                                                  429                                    429
Net loss.....................                                                                        (33,936)     (33,936)
                               ----------  -----   ---------   ------       ------        -----   ----------     --------
Balance at December 31, 2002.  55,328,339  $ 565   $ 549,203   $ (502)      $ (262)       $ (87)  $ (466,717)    $ 82,200
                               ==========  =====   =========   ======       ======        =====   ==========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Year ended December 31,
                                                                     -----------------------------------------------
                                                                       2002               2001              2000
                                                                     -----------      ------------       -----------
Cash flows from operating activities:
   Net loss................................................          $  (33,936)      $   (48,465)       $  (191,428)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization...........................              11,900            23,529             37,681
    Expense recognized in connection with
     issuance/modification of terms of warrants and stock
     options...............................................                 771             2,703              3,457
   Deferred rent...........................................                (347)             (357)              (170)
  Non-cash print advertising expense.......................               2,720             1,765                 --
  Impairment of goodwill (including change in accounting
   principle)..............................................              10,152                --             98,056
   Reserve for stockholder notes receivable................                 429                --                 --
  Minority interest........................................                  74                (7)                --
   Bad debt expense........................................                 552                --                277
  Loss from unconsolidated joint venture...................                  --               127                422
  Write-down of investments................................                  --               104             13,496
   Gain on sale of assets..................................                  --              (385)                --
  Loss from discontinued operations........................                  --                --             11,922
Changes in operating assets and liabilities:
     Accounts receivable...................................               2,025             3,921             (1,521)
     Restricted cash and other assets......................               5,761             3,314             (9,633)
     Accounts payable and accrued expenses.................              (9,437)          (26,021)             4,396
     Deferred revenue......................................                 639            (5,788)            (6,345)
                                                                         ------            ------            -------
Net cash used in operating activities of continuing
     operations............................................              (8,697)          (45,560)           (39,390)
                                                                         ------            ------            -------

Cash flows from investing activities:
   Purchase of fixed assets................................                (881)           (5,254)           (16,745)
   Cash paid of $11,099 less cash acquired of $10,198 for
     acquisition of Promotions.com, Inc....................                (901)               --                 --
   Cash paid of $3,210 less cash acquired of $14,198 for
     purchase of Women.com Networks, Inc...................                  --            10,988                 --
   Cash paid of $500 less cash acquired of $232 for purchase
     of Public Affairs Group, Inc..........................                  --              (268)                --
   Purchase of 30.1% of Cooperative Beauty Ventures, L.L.C.,
     net of cash acquired of $358..........................                  --            (1,142)                --
   Investment in Cooperative Beauty Ventures, L.L.C........                  --              (300)                --
   Investment in marketable and non-marketable securities..                  --                --             (1,000)
                                                                         ------            ------            -------
Net cash (used in) provided by investing activities of
       continuing operations ..............................              (1,782)            4,024            (17,745)
                                                                         ------            ------            -------

Cash flows from financing activities:
   Principal payments on stockholders' notes receivable....               1,291             5,166              5,206
   Proceeds from exercise of stock options.................                 748                 2                730
   Proceeds (payments) from issuance of common stock, net..                  --            18,910               (451)
   Principal payments on long-term debt and capital leases.                  --              (449)                --
   Repurchase of common stock..............................                  --              (502)                --
                                                                         ------            ------            -------
Net cash provided by financing activities of continuing
       operations..........................................               2,039            23,127              5,485
                                                                         ------            ------            -------
Cash used in discontinued operations.......................                  (5)             (723)            (5,397)

Net decrease in cash for the period........................              (8,445)          (19,132)           (57,047)
Cash and cash equivalents, beginning of period.............              29,831            48,963            106,010
                                                                         ------            ------            -------
Cash and cash equivalents, end of period...................          $   21,386       $    29,831        $    48,963
                                                                         ======            ======            =======
Cash paid during the period for interest...................          $       52       $        32        $        78
                                                                         ======            ======            =======
Cash paid during the period for taxes......................          $      163       $       572        $       295
                                                                         ======            ======            =======

Supplemental disclosure of non-cash investing and financing activities:

During 2001, iVillage acquired Women.com Networks, Inc. primarily through the issuance of stock (see Note 6).
During 2002, iVillage acquired Promotions.com, Inc. partially through the issuance of stock (see Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Organization and Basis of Presentation

         iVillage is a media company that operates the iVillage.com Web site, Women.com Networks, Inc. (operator of the Women.com Web site) ("Women.com"), iVillage Parenting Network, Inc.("IVPN"), Public Affairs Group, Inc.("PAG"), Promotions.com, Inc. ("Promotions.com"), iVillage Consulting (formerly known as iVillage Solutions), and Knowledgeweb, Inc. (operator of the Astrology.com Web site) ("Astrology.com"). iVillage.com and Women.com are leading women's online destinations providing practical solutions and everyday support for women 18 and over. IVPN is a holding company for Lamaze Publishing Company ("Lamaze Publishing"), a publisher of advertiser supported educational materials for expectant and new parents, and iVillage Integrated Properties, Inc. ("IVIP"), the operator of The Newborn Channel, a satellite television network broadcast in over 1,050 hospitals nationwide, and the publisher of Baby Steps magazine. PAG is comprised of three divisions: Business Women's Network, Diversity Best Practices and Best Practices in Corporate Communications, each offering extensive databases of pertinent information to subscribing companies and members. Promotions.com provides promotions and direct marketing programs that are integrated with customers' offline marketing initiatives.

         iVillage has sustained net losses and negative cash flows from operations since its inception and expects to continue to incur losses in the near future. iVillage's ability to meet its obligations in the ordinary course of business is dependent upon its ability to achieve profitable operations and/or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, through the launch of new subscription or other revenue-generating initiatives or other sources of financing to fund operations. Unless the market price of iVillage's common stock increases dramatically it is unlikely that iVillage will be able to raise funds through a public offering of its securities, however management believes that it could raise funds through a private placement of its securities. iVillage can make no assurances that it will achieve profitable operations or that iVillage will be able to obtain adequate financing from other sources. Due primarily to iVillage's lack of profitability, it is unlikely that iVillage will be able to obtain bank financing. Management believes that iVillage's current funds will be sufficient to enable iVillage to meet its planned expenditures through the next twelve months. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources, if those resources were not available on terms acceptable to iVillage, although there can be no assurances in this regard.

         iVillage is subject to the risks and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend iVillage's online service brands, the non-acceptance or rejection of iVillage's services by Web consumers, vendors, sponsors and/or advertisers and the inability of iVillage to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event iVillage does not successfully implement its business plan, certain assets may not be recoverable.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 2-Significant Accounting Policies and Procedures

Principles of Consolidation

         The consolidated financial statements include the accounts of iVillage and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

         Advertising revenues are derived principally from short-term advertising contracts in which iVillage typically guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Sponsorship and advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that iVillage has no continuing obligations and the collection of the receivable is reasonably assured, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, iVillage defers recognition of the corresponding revenues until the guaranteed impressions are achieved. Sponsorship and advertising revenues were approximately 78%, 81% and 92% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

         For contracts with multiple elements (e.g., deliverable and undeliverable products, advertising and production revenue), the Company allocates revenue to each element based on evidence of its fair value. Evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. The Company recognizes revenue allocated to each element when the criteria for revenue set forth above are met.

         Included in sponsorship and advertising revenues are revenues from advertising placements in IVPN's publications, videos and Web site, and satellite broadcasts on The Newborn Channel. In addition, revenues are generated through a sampling and coupon program, which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant parents. Revenues from IVPN accounted for approximately 27%, 25% and 20% of sponsorship and advertising revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 2-Significant Accounting Policies and Procedures -- (Continued)

         Sponsorship and advertising revenues also include revenues from Promotions.com, Inc., which generates revenues through the Web sites Webstakes.com, a Web site dedicated to Internet sweepstakes and promotions, and Promotions.com, a full service integrated Internet promotions services group.

         Webstakes.com revenues are derived principally from service contracts whereby Webstakes.com recognizes revenues based on either a "cost-per-click" or a "cost-per-action" pricing model. The contracts typically include cancellation clauses ranging from 30 to 60 days. With a cost-per-click pricing model, Webstakes.com generally guarantees a minimum number of times that Webstakes.com's visitors are delivered to its customer's Web site. Webstakes.com recognizes revenue related to its cost-per-click pricing model when a visitor has been delivered to the customer's Web site and the collection of the corresponding receivable is reasonably assured. Revenue is recognized differently in a cost-per-action pricing model, which requires Webstakes.com to not only deliver the aforementioned minimums, but also a specific user action such as purchasing a product or registering as a member of the customer's Web site in order for Webstakes.com to earn revenue. Webstakes.com recognizes revenue related to the cost-per-action pricing model when the specific action has been performed on its customer's Web site and the collection of the corresponding receivable is reasonably assured.

         Promotions.com revenues are derived principally from contracts in which Promotions.com typically provides custom turnkey services for the creation, administration and implementation of a promotion on a customer's Web site. iVillage's revenue recognition policy related to Promotions.com services is to recognize revenues as deliverables are met and/or ratably over the period during which iVillage provides promotions services, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured.

         Sponsorship and advertising revenues also include barter revenues, which generally represent exchanges by iVillage of advertising space on its Web sites for reciprocal advertising space on or traffic from other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon iVillage's recent practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are generally recognized when iVillage's advertisements are displayed on the reciprocal Web sites or properties, which is typically in the same period as when advertisements are displayed on iVillage.com and its affiliated properties, and are included as part of sales and marketing expenses. Revenues from barter transactions were approximately $3.6 million, $2.8 million and $3.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         iVillage Consulting is a business unit within iVillage that provides production and back-end provisioning for customers in need of these services. iVillage recognizes revenues from production services based upon actual hours worked at its negotiated hourly rates and/or fixed fees stipulated in contracts.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 2-Significant Accounting Policies and Procedures -- (Continued)

         PAG is a comprehensive source of information and program linkage that serves as an international platform for diversity and women offering an extensive database of women's organizations, best practices and guidance in the areas of workplace diversity, women and corporate communications to subscribing companies and members. Revenues from PAG are generated primarily through subscription-based programs that convey current best practices for women and diversity issues in the workplace and the hosting of an annual two-day event focusing on women and diversity. iVillage recognizes revenue from these subscriptions ratably over the term of the subscription agreement or when the events are held.

         Revenues from the e-commerce portion of Astrology.com consist of the sale of astrological charts and other related products to visitors to the Astrology.com Web site. iVillage recognizes revenues from Astrology.com product sales, net of any discounts, when products are shipped to customers, the collection of the receivable is reasonably assured and no further obligations remain.

         iVillage has received revenues from new initiatives involving subscription-based properties, the sale of iVillage-branded products and services, the sale of third-party products and services and the sale of research. During the third quarter of 2002, iVillage began selling iVillageSolutions-branded consumer products through the iVillage Market located on iVillage.com. Through an agreement with a third party, iVillage receives a revenue share on each sale of such products and bears no fulfillment risks. During the fourth quarter of 2002, iVillage launched iVillageAccess, iVillage's ISP offering. iVillageAccess' Internet access is provided through an agreement with a third party and iVillage receives a revenue share on each subscriber. In the first quarter of 2003, iVillage released two iVillageSolutions-branded books, through an agreement with a publisher, and expects to release others throughout 2003. iVillage receives a royalty on each book purchased. iVillage recognizes revenues from these new initiatives when products are shipped and/or provided to the customer, the collection of the receivable is reasonably assured and no further obligation remains. To date, iVillage has not generated significant revenue through these offerings.

         iVillage received fees from licensing portions of its content in connection with its agreement with PlanetRx.com, Inc. These fees were recognized on a straight-line basis over the life of the contract, which ended in the first quarter of 2002.

         In 2002, 2001 and 2000, respectively, revenues from iVillage's five largest customers accounted for approximately 38%, 37% and 23% of total revenues. In 2002, three advertisers, Procter and Gamble Company ("Procter and Gamble"), Hearst Communications, Inc. (including its affiliates, "Hearst"), a related party, and Unilever PLC (including its affiliates, "Unilever") accounted for approximately 11%, 11% and 10% of total revenues. In 2001, one advertiser, Unilever, accounted for approximately 12% of total revenues, and in 2000, no one advertiser accounted for more than 10% of total revenues. At December 31, 2002, Procter and Gamble accounted for approximately 26% of the net accounts receivable, and at December 31, 2001, Hearst and Unilever accounted for approximately 14% and 10% of the net accounts receivable, respectively.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 2-Significant Accounting Policies and Procedures -- (Continued)

Cash and Cash Equivalents

         Cash and cash equivalents include money market accounts. iVillage maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.


Restricted Cash

         Restricted cash includes money held for a letter of credit collateralizing a real estate lease for iVillage's New York office space.

Fair Value of Financial Instruments

         The carrying amounts of iVillage's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.


Goodwill

         Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. (See Note 4-Goodwill and Intangible Assets)

Intangible Assets

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and to develop a single accounting model, based on the framework established in SFAS 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used. The Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment when the sum of undiscounted future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset. (See Note 4 - Goodwill and Intangible Assets)
                         iVILLAGE INC. AND SUBSIDIARIES

Note 2-Significant Accounting Policies and Procedures -- (Continued)

Fixed Assets

         Depreciation of equipment, furniture and fixtures, and computer software is provided for by the straight-line method over their estimated useful lives ranging from three to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions, and expenditures which extend the useful lives of existing assets, are capitalized, and repairs and maintenance costs are charged to operations as incurred. iVillage continually evaluates whether current events or circumstances warrant adjustments to the carrying value or estimated useful lives of fixed assets in accordance with the provisions of SFAS 144. (See Note 3 - Fixed Assets)

Investments

         iVillage enters into certain equity investments for the promotion of business and strategic purposes. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such investments at each balance sheet date.

         iVillage's marketable investments are classified as available-for-sale as of the balance sheet date and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. Non-marketable investments are recorded at the lower of cost or fair value. For all investment securities, unrealized losses that are determined to be other than temporary are recognized in calculating net income or loss.

         Included in the caption "Write-down of investments" in the consolidated statements of operations are approximately $0.1 million and $8.4 million of losses recognized for the write-down of iVillage's marketable and non-marketable investments whose decline in value was determined to be other than temporary for 2001 and 2000, respectively. (See Note 2-Significant Accounting Policies and Procedures-PlanetRx.com)

PlanetRx.com

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

Advertising Costs

         Advertising costs are expensed as incurred and are included in the sales and marketing lines in the accompanying consolidated statements of operations. Advertising costs, including barter expense, included in sales and marketing were approximately $12.4 million, $11.0 million and $19.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001 approximately $0.9 million and $8.8 million of advertising costs were prepaid, respectively.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 2-Significant Accounting Policies and Procedures -- (Continued)

         Barter expense was approximately $3.4 million, $2.8 million and $3.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Web Site Development Costs

         During 2000, iVillage adopted the consensus in the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-2, Accounting for Web Site Development Costs, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Amortization of Web site development costs is provided for by the straight-line method over the estimated useful life of two years. During 2002 and 2001, no development expenses were capitalized, however capitalized development costs were acquired with the acquisition of an additional 30.1% of Cooperative Beauty Ventures, L.L.C. Amortization expense of Web site development costs from continuing operations was approximately $1.2 million, $0.9 million and no amounts for the years ended December 31, 2002, 2001 and 2000, respectively. (See Note 6-Business Acquisitions and Dispositions - Cooperative Beauty Ventures, L.L.C.)

Income Taxes

         iVillage recognizes deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Reclassifications

         Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.


Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and assumptions made by iVillage include those related to the useful lives of fixed assets and intangible assets, the recoverability of fixed assets, goodwill, intangible assets and deferred tax assets, the allowance for doubtful accounts and the accrual of certain operating expenses.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 2-Significant Accounting Policies and Procedures -- (Continued)

Accrued Expenses

         In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the year ended December 31, 2002, iVillage reversed approximately $1.5 million of accruals included in operating expenses due to a change in estimate on services previously provided. This amount was offset by additional accruals for various operating expenses.

Net Loss Per Share

         Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

          Included in the December 31, 2002 calculation of weighted average number of shares of common stock outstanding are 205,523 shares, which have not been issued. These shares are being held for former Women.com and Promotions.com stockholders that have not yet exchanged their respective shares for shares of iVillage as of the balance sheet date.

         Stock options and warrants in the amount of 12,791,027, 14,015,664 and 7,365,760 shares for the years ended December 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the periods presented.

Stock-Based Compensation

         iVillage applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option issuances, and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No compensation cost related to grants of stock options was reflected in Net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost related to the modification of stock option terms is measured at the quoted market price of iVillage's common stock at the measurement date and is amortized to expense over the vesting period. Had compensation cost for iVillage's stock options been determined based on the fair value of the stock options at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS 123, iVillage's net loss would have been adjusted to the pro forma amounts indicated below:

                         iVILLAGE INC. AND SUBSIDIARIES

Note 2-Significant Accounting Policies and Procedures -- (Continued)


                                                                  December 31,
                                                ------------------------------------------------
                                                    2002               2001             2000
                                                ------------       ------------      -----------
                                                    ($ in thousands, except per share data)
Net loss - as reported......................      $(33,936)          $(48,465)        $(191,428)
                                                  =========          =========        ==========

Net loss - pro forma........................      $(42,901)          $(57,413)        $(199,140)
                                                  =========          =========        ==========

Net loss per share - as reported  ..........      $  (0.62)          $  (1.13)         $  (6.45)
                                                  =========          =========         =========

Net loss per share - pro
forma.......................................      $  (0.78)          $  (1.34)         $  (6.71)
                                                  =========          =========         =========

         Because options vest over several years and additional option grants are expected to be made in future years, the above pro forma results are not representative of the pro forma results for future years.

         The weighted average assumptions used for grants made in 2002, 2001 and 2000 are as follows:

                                            Options granted during the
                                              year ended December 31,
                                     --------------------------------------
                                         2002         2001           2000
                                     -----------   -----------    ----------
Risk-free interest rate.............     3.71%         4.38%         6.04%
Expected option life................   4 years       4 years       4 years
Dividend yield......................     0.00%         0.00%         0.00%
Volatility..........................   108.00%       120.00%       110.00%

Comprehensive Income

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. iVillage has had no other comprehensive income items to report.

Recent Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" ("SFAS 145"). SFAS 145 becomes effective for financial statements issued for fiscal years beginning after May 15, 2002. Management believes the adoption of SFAS 145 will not have a material impact on iVillage's financial position and results of operations.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 2-Significant Accounting Policies and Procedures -- (Continued)

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The provisions of SFAS 146 shall be effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. Management believes the adoption of SFAS 146 will not have a material impact on iVillage's financial position and results of operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. iVillage does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

         In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). The guidance in EITF No. 00-21 is effective for revenue arrangements entered into for fiscal years beginning after June 15, 2003. EITF No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is currently reviewing the impact that EITF No. 00-21 will have on future results of operations, but upon initial review, the Company does not believe EITF No. 00-21 will have significant impact on our accounting for multiple element arrangements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS 148 is effective for fiscal years and interim periods ending after December 15, 2002. iVillage continues to account for stock-based employee compensation under the intrinsic value method of APB 25.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 3-Fixed Assets

     Fixed assets consist of the following:

                                                                      December 31,
                                                                -----------------------
                                                                  2002          2001
                                                                ---------     ---------
                                                                     (in thousands)
       Computer equipment..................................     $  16,971     $  15,559
       Capitalized software................................         3,936         3,682
       Hospital video equipment............................         3,146         3,074
       Leasehold improvements..............................        15,157        14,820
       Furniture and fixtures..............................         3,560         3,558
       Capitalized development costs.......................         2,640         2,640
                                                                ---------     ---------
                                                                   45,410        43,333
       Less, accumulated depreciation and amortization.....       (28,253)      (21,868)
                                                                ---------     ---------
                                                                $  17,157     $  21,465
                                                                =========     =========

         Depreciation and amortization of fixed assets from continuing operations was approximately $6.4 million, $7.1 million and $5.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 4-Goodwill and Intangible Assets

         Effective January 1, 2002, iVillage adopted SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment. Upon completion of the transitional impairment test, the fair value for Reporting unit - 2, as defined below, did not exceed the reporting unit's carry amount and an impairment was recorded of approximately $9.2 million in the first quarter of 2002, and is included in the caption "Cumulative effect of change in accounting principle" in the consolidated statements of operations. Upon completion of the annual impairment test, the fair value of Reporting unit - 4, as defined below, did not exceed the reporting unit's carry amount and an impairment was recorded of approximately $1.0 million in the fourth quarter of 2002.

         As a result of the adoption of SFAS 142, iVillage discontinued the amortization of goodwill effective January 1, 2002. Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from two to ten years. iVillage recharacterized acquired workforce of approximately $1.0 million, which is no longer defined as an acquired intangible asset under SFAS 141, as goodwill.

         The following table sets forth the components of goodwill, net as of December 31, 2002 and December 31, 2001 (in thousands):

                                                                     Adjustment to
                       December 31,                      Impairment     purchase       December 31,
                           2001        Acquisition         losses      accounting          2002
                       -----------     -----------       -----------   -----------     -----------
Reporting unit - 1     $ 19,116         $     --         $     --       $    (346)      $ 18,770
Reporting unit - 2       10,874               --           (9,181)             --          1,693
Reporting unit - 3        1,938               --               --            (135)         1,803
Reporting unit - 4           --            2,995             (971)            327          2,351
                       --------         --------         ---------      ---------       --------
                       $ 31,928         $  2,995         $ (10,152)     $    (154)      $ 24,617
                       ========         ========         =========      =========       ========

                         iVILLAGE INC. AND SUBSIDIARIES

Note 4-Goodwill and Intangible Assets -- (Continued)

         Reporting unit - 1 includes the iVillage, Women.com, Astrology.com and Cooperative Beauty Ventures, L.L.C. entities; Reporting unit - 2 includes the Lamaze Publishing and The Newborn Channel entities; Reporting unit - 3 includes PAG; Reporting unit - 4 includes Promotions.com. (See Note 6 - Business Acquisitions and Dispositions).

         The following table sets forth the components of the intangible assets subject to amortization as of December 31, 2002 and December 31, 2001 (in thousands):

                                                December 31, 2002                         December 31, 2001
                                      ----------------------------------------   ---------------------------------
                                         Gross                                      Gross
                           Range of    carrying    Accumulated                    carrying   Accumulated
                         useful life    amount     amortization       Net          amount    amortization    Net
                         -----------    ------     ------------   ------------   ----------  -------------  -----
Advertiser and member
   lists and customer
   contracts             2-10 years      $ 21,150       $(7,803)   $ 13,347        $ 19,610    $ (4,288)   $ 15,322
Trademarks and domain
   names                 3 years            3,424        (2,009)      1,415           2,947      (1,042)      1,905
Licensing agreement      10 years           2,900          (975)      1,925           2,900        (685)      2,215
Technology               3 years              890          (210)        680              --           --         --
Non-competition
   agreements            1 year               810          (810)         --             810        (405)        405

Content                  3 years              600          (600)         --             600        (472)        128
                                         --------      --------    --------        --------    --------    --------
                                         $ 29,774      $(12,407)   $ 17,367        $ 26,867    $ (6,892)   $ 19,975
                                         ========      =========   ========        ========    =========   ========

         Amortization expense from continuing operations for the years ended December 31, 2002, 2001 and 2000 was approximately $5.5 million, $16.6 million and $32.2 million, respectively.

         Estimated amortization expense for the years ending December 31, are as follows (in thousands):


                   2003............................           $ 5,056

                   2004............................             3,743

                   2005............................             1,987

                   2006............................             1,760

                   2007............................             1,760
                                                             --------

                                                             $ 14,306
                                                             ========

         During 2000, iVillage recorded a charge of approximately $98.1 million for the impairment of goodwill relating to certain 1999 acquisitions. The approximately $98.1 million charge consists of the following: OnLine Psychological Services, Inc. and Code Stone Technologies, Inc. - $17.7 million, Lamaze Publishing - $62.0 million, and Family Point Inc. - $18.4 million. This non-cash charge represents the difference between the historical book value of the goodwill and the discounted estimated future cash flows expected from the related operations. iVillage estimated future cash flows based upon historical results, sales backlog and sales targets and detailed expense projections. In addition, when developing these future projections iVillage considered business trends, prospects and market and economic conditions. Yearly amortization of the impaired goodwill was approximately $26.6 million.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 4-Goodwill and Intangible Assets -- (Continued)

         The following table provides a reconciliation of net loss from continuing operations for exclusion of goodwill amortization:


                                                                     Year ended December 31,
                                                            ---------------------------------------
                                                              2002            2001          2000
                                                            ---------      ---------     ----------
Net loss from continuing operations-as reported......       $ (33,936)     $ (48,465)    $ (179,506)
Addback: Goodwill amortization.......................              --         12,510         26,451
                                                            ---------      ---------     ----------
Net loss from continuing operations - adjusted.......       $ (33,936)     $ (35,955)    $ (153,055)
                                                            =========      =========     ==========
Per share data:
Basic and diluted net loss from continuing
operations per share.................................       $   (0.62)     $   (1.13)    $    (6.05)
Addback: Goodwill amortization per share.............              --           0.29           0.89
                                                            ---------      ---------     ----------
Adjusted basic and diluted net loss from
continuing operations per share......................       $   (0.62)     $   (0.84)    $    (5.16)
                                                            =========      =========     ==========

Note 5-Related-Party Transactions

America Online, Inc. (a division of AOL Time Warner Inc. ("AOL"))

         On December 31, 1998, iVillage entered into an interactive services agreement with AOL (the "1998 AOL Agreement"), which superseded a prior agreement. The 1998 AOL Agreement provided for iVillage to receive anchor tenant distribution on certain AOL channels, guaranteed impressions, and other services. In consideration for such services iVillage was obligated to (i) pay AOL minimum quarterly payments of approximately $0.9 million until March 31, 1999, approximately $0.6 million from April 1, 1999 through December 31, 1999 and approximately $0.8 million from January 1, 2000 through December 31, 2000, and (ii) provide up to $2.0 million of advertising to AOL, as defined in the 1998 AOL Agreement. The 1998 AOL Agreement expired on December 31, 2000 and was extended until December 31, 2001 for a monthly fee of approximately $0.3 million. At December 31, 2002 and 2001, no amounts and approximately $0.3 million were owed to AOL in connection with the 1998 AOL Agreement, respectively.

         On February 20, 2000, iVillage entered into an interactive services agreement with AOL (the "Astrology AOL Agreement"), under which AOL distributed through the AOL network a customized version of iVillage's Astrology.com Web site and content, and provided guaranteed impressions, and other services. In consideration for such services iVillage was obligated to pay AOL monthly installments of $22,500 until June 6, 2000, an upfront payment of $0.7 million in June 2000, and six quarterly installments of approximately $0.4 million commencing on September 6, 2000. The Astrology AOL Agreement expired on June 5, 2002. At December 31, 2002 and 2001, no amounts were owed to AOL in connection with the Astrology AOL Agreement, respectively, however, iVillage recorded a prepaid expense of approximately $0.2 million at December 31, 2001, as a result of advance payments.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 5-Related-Party Transactions -- (Continued)

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

         In addition, Women.com had entered into two amendments to the Women.com AOL Agreement pursuant to which Women.com agreed to pay AOL an additional carriage fee of approximately $3.5 million in consideration of AOL providing Women.com with guaranteed placements for Astronet content in the horoscopes area of the AOL network and the right to be the exclusive provider of horoscopes content on ICQ.com. As a result of these amendments the Women.com AOL Agreement was scheduled to expire in June 2002.

         On December 14, 2001, Women.com terminated the Women.com AOL Agreement, which had a remaining financial commitment of approximately $2.1 million. In consideration of the early termination of the Women.com AOL Agreement, Women.com incurred fees of $0.7 million.

         In December 2001, iVillage entered into an advertising agreement with AOL pursuant to which AOL was obligated to deliver a guaranteed amount of impressions during the period from December 2001 through January 2002. In consideration of these services, iVillage paid AOL $0.7 million.

         In 2002, iVillage entered into a web pointing agreement with AOL, pursuant to which AOL provided a link to iVillage's Web site. The agreement terminated on September 30, 2002, and in consideration of these services, iVillage paid AOL approximately $0.2 million.

         Included in the caption "Sales and marketing" in the consolidated statements of operations is approximately $1.3 million, $4.6 million and $4.1 million of expense from iVillage's AOL agreements for the years ended December 31, 2002, 2001 and 2000, respectively.

National Broadcasting Company, Inc.

         During 1998, as amended in March 1999, iVillage entered into a stock purchase agreement with the National Broadcasting Company, Inc. ("NBC") pursuant to which iVillage issued shares of Preferred Stock and warrants in exchange for a promissory note of approximately $15.5 million. The note, which bore interest at the rate of 5% per annum, was payable in twelve installments of approximately $1.4 million, payable quarterly, beginning April 1, 1999.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 5-Related-Party Transactions -- (Continued)

         The fair value of the warrants of approximately $8.4 million was recorded in stockholders' equity as deferred advertising costs and was amortized over the three-year advertising agreement. The fair value of the warrants was determined using the Black-Scholes option pricing model.

         In addition, among other things, iVillage agreed to purchase, for cash, $8.5 million per year of advertising and promotional spots during 2000 and 2001, respectively. In February 2001, iVillage further amended its November 1998 agreement with NBC to provide for an extension of time during which iVillage must purchase its advertising or promotional spots on the NBC network. The revised terms required iVillage to purchase approximately $11.6 million of advertising or promotional spots between January 30, 2001 and December 31, 2002, with $3.0 million of such spots being telecast during the year 2001 and the remaining approximately $8.6 million during the year 2002. During 2001, iVillage purchased approximately $1.6 million of advertising or promotional spots and the parties orally agreed to defer the remaining advertising commitment for 2001 until a mutually agreed upon period in the future. During 2000, iVillage purchased approximately $4.8 million of advertising or promotional spots.

         On February 22, 2002, iVillage amended its agreement with NBC, pursuant to which NBC released iVillage from its obligation to make the remaining approximately $4.6 million in cash payments and to place any additional advertising on NBC, in exchange for the purchase of approximately $1.3 million in telecast spots in February 2002 by iVillage and the forfeiture of its right to the remaining approximately $4.1 million of prepaid advertising. The approximately $4.1 million charge is included in the caption "Termination of NBC advertising contract" in the consolidated statement of operations for the year ended December 31, 2002.

         During 2002 and 2001, no amounts and approximately $7.0 million were paid to NBC, respectively. As of December 31, 2002 and 2001, included in the caption "Other current assets" in the consolidated balance sheets are no amounts and approximately $5.4 million for prepaid advertising or promotion spots, respectively.

Hearst Communications, Inc.

         On February 5, 2001, iVillage entered into a securities purchase agreement with Hearst and amended and restated such agreement on February 22, 2001. Pursuant to the terms of the amended and restated securities purchase agreement, Hearst agreed to purchase from iVillage 9,324,000 shares of iVillage's common stock and a warrant exercisable for 2,100,000 shares of iVillage's common stock at $0.01 per share less the amounts of common stock and warrants purchased by the other former Women.com stockholders pursuant to a rights offering. In addition, under the amended and restated securities purchase agreement, Hearst agreed to purchase, or was required to purchase, additional shares of iVillage's common stock in the event of any shortfall in the amount of Women.com's cash and working capital on March 31, 2001. Finally, Hearst was required to purchase from iVillage additional shares of iVillage's common stock in the event that in excess of 2% of the Women.com stockholders exercised appraisal rights.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 5-Related-Party Transactions -- (Continued)

         Accordingly, on June 18, 2001, Hearst purchased 9,171,343 shares of iVillage's common stock and a warrant to purchase 2,065,695 shares of iVillage's common stock for an aggregate purchase price of approximately $19.7 million. Hearst did not purchase any shares of iVillage's common stock pursuant to the shortfall provisions and the appraisal rights provisions of the amended and restated securities purchase agreement described above.

         As a condition to Hearst's obligation to purchase shares of iVillage's common stock and warrant pursuant to the amended and restated securities purchase agreement, iVillage agreed to conduct a rights offering under which each former Women.com stockholder as of April 16, 2001, other than Hearst, would have the opportunity to purchase their pro rata portion of the 9,324,000 shares of iVillage's common stock and warrant exercisable for 2,100,000 shares of iVillage's common stock offered to Hearst. On June 15, 2001, the rights offering was completed and, shortly thereafter, iVillage issued to the former Women.com stockholders, other than Hearst, 152,657 shares of iVillage's common stock and warrants to purchase an additional 34,305 shares of iVillage's common stock for an aggregate purchase price of approximately $0.3 million.

         The warrants for common stock are not exercisable unless at the time of exercise the average closing price of iVillage's common stock exceeds $3.75 for 15 consecutive trading days.

         On June 18, 2001, and as amended and restated on June 20, 2001, iVillage entered into a stockholder agreement with Hearst pursuant to which iVillage is required to appoint a maximum of three representatives of Hearst to separate classes of iVillage's Board of Directors. The number of representatives from Hearst is determined by the amount of shares of iVillage's common stock held by Hearst or its affiliates. Currently, Hearst has three designees on iVillage's Board of Directors.

         The amended and restated stockholder agreement terminates on June 20, 2006 unless earlier terminated by iVillage and Hearst. Upon any early termination, any Hearst designees serving on iVillage's Board of Directors must immediately resign.

         As part of the merger with Women.com, iVillage assumed an amended and restated magazine content license and hosting agreement with Hearst. Under this agreement, and as further amended by iVillage and Hearst on June 18, 2001 and in April 2002, iVillage will provide production and hosting services for certain Web sites affiliated with selected Hearst magazines. In consideration for these services, Hearst agreed to:

         o pay iVillage approximately $10.2 million for production services during the three-year term of the agreement (approximately $4.5 million in year one, $2.8 million in year two and $2.9 million in year three);

         o place approximately $8.0 million of Hearst advertising during the three-year term of the agreement (approximately $2.2 million in year one and $2.9 million in each of years two and three) on the iVillage network, which amount may be increased in any year of the agreement if Hearst fails to pay iVillage the required fees for production services as described above. If such a shortfall in production fees occurs in any year of the agreement, Hearst must place additional advertising in an amount equal to 40% of the production fee shortfall; and
                         iVILLAGE INC. AND SUBSIDIARIES

Note 5-Related-Party Transactions -- (Continued)

         o grant to iVillage a right of first offer on any new Internet-based development projects initiated by Hearst that are appropriate for inclusion on the iVillage network.

         The agreement also provides for revenue sharing between iVillage and Hearst with respect to advertising revenues obtained by iVillage from the Hearst magazine Web sites and other Web sites of iVillage containing substantial Hearst content. This revenue sharing arrangement requires that iVillage pay Hearst a royalty payment, based on net advertising revenues, of at least $3.9 million during the three-year term of the agreement. This amount would be reduced on a pro rata basis if Hearst failed to expend at least $5 million in production fees in any year of the agreement.

         Additionally, iVillage is entitled to a commission derived from the sale of Hearst magazine subscriptions made through iVillage's network of Web sites. This commission is equal to thirty percent of gross revenues.

         The magazine content license and hosting agreement, as amended, expires on June 18, 2004. However, the agreement may be terminated by either party immediately upon written notice to the other party in the event of a bankruptcy, insolvency or a change of control of the other party.

         In 2002, iVillage signed contracts with Hearst to provide production and certain hosting services for two additional magazine sites, as well as The Hearst Corporation corporate Web site. Additionally, iVillage, from time to time, has provided other production services outside the scope of the amended magazine content license and hosting agreement at negotiated rates.

         As part of the merger with Women.com, iVillage acquired approximately $4.9 million of prepaid print advertising in certain Hearst magazines. These ads are currently scheduled to appear through March 2003. iVillage recognized approximately $2.7 million and $1.8 million of expense for the years ended December 31, 2002 and 2001, respectively, from this advertising. As of December 31, 2002 and 2001, included in the caption "Other current assets" in the consolidated balance sheets is approximately $0.4 million and $3.1 million of prepaid Hearst print advertising, respectively.

         Revenues which are recorded net of the royalty payment, from Hearst, for the years ended December 31, 2002 and 2001 were approximately $6.4 million and $4.3 million, respectively. As of December 31, 2002, iVillage owed a net amount of approximately $7,000 to this stockholder. As of December 31, 2001, iVillage was owed a net amount of approximately $0.7 million from this stockholder.


Stockholder Note Receivable

         In June 1998, iVillage accepted a non-recourse promissory note in the principal amount of $0.5 million (the "Note") from its then chief executive officer ("Former CEO"). The Note is collateralized by 20,000 shares of iVillage's common stock which is held by iVillage. Interest was payable annually on December 31 of each year, commencing December 31, 1998, at the rate of 5.58%. During 2000, the maturity date of the outstanding principal balance on the Note was extended to December 31, 2002, from the initial maturity date of June 5, 2001.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 5-Related-Party Transactions -- (Continued)

         In December 2002, the maturity date of the outstanding principal balance of the Note was extended to December 31, 2004, from the previous amended maturity date of December 31, 2002. Additionally, interest is payable monthly at the per annum rate of 5.58%. In December 2002, iVillage provided for a reserve against the Note of approximately $0.4 million to reflect its approximate realizable value. The note is recorded as a stockholder note receivable and classified as a reduction of equity. Payments received in 2002 and 2001 for interest totaled $27,900 and $83,700, respectively.

         In October 2000, as amended in April 2001, iVillage entered into an agreement with the Former CEO, to provide that she would resign as a member of iVillage's Board of Directors but would remain an iVillage employee available for special projects at the request of iVillage's current Chief Executive Officer and board of directors through December 31, 2002. In consideration, the Former CEO received a one-time lump sum cash payment of $1,327,900 (less an interest payment of $27,900 on the Note to iVillage) in lieu of the salary, bonus and other payments set forth in her October 2000 agreement with iVillage and received a monthly salary of $3,758 in 2001 and $3,190 in 2002 (each were less set-offs for interest payments on the Note). iVillage's obligation to pay the Former CEO's salary terminated on December 31, 2002. The amendment also provided that the Former CEO surrender 333,334 iVillage stock options with an exercise price of $24.00 and 75,000 iVillage stock options with an exercise price of $17.17 to iVillage.

Note 6-Business Acquisitions and Dispositions

iBaby, Inc.

         In June 2000, iVillage decided to discontinue the operations of iBaby, Inc. ("iBaby"). iVillage recorded a loss on disposal of approximately $7.1 million, which includes a loss on sale of assets of approximately $3.6 million and an estimated loss from operations during the phase-out period of approximately $3.4 million. Results of these operations have been classified as discontinued operations.

         In July 2000, iVillage sold certain assets of iBaby to Babygear.com, Inc. Under the Asset Purchase Agreement dated July 6, 2000, iVillage received a convertible promissory note of approximately $9.7 million. Pursuant to the terms of the Asset Purchase Agreement, in October 2000 the note was converted into 890,198 shares of Babygear.com Series C Convertible Preferred Stock. Subsequent to the conversion of the note, Babygear.com filed for bankruptcy.

          In calculating the loss on sale of assets, iVillage valued the note at $5.1 million as of June 30, 2000, due to uncertainties surrounding the recoverability of the convertible note. At September 30, 2000, the convertible note was fully reserved due to uncertainties surrounding Babygear.com's ability to sustain their operations, and is included in the caption "Write-down of investments" in the consolidated statements of operations.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 6-Business Acquisitions and Dispositions -- (Continued)

The loss on sale of assets was calculated as follows (in thousands):


       Estimated value of convertible promissory note.......           $ 5,100
       Inventory............................................            (1,707)
       Fixed assets, net....................................              (780)
       Goodwill, net........................................            (6,231)
                                                                       -------
       Loss on sale of iBaby assets.........................           $(3,618)
                                                                       =======

Net revenue and loss from discontinued operations for 2002, 2001 and 2000 were as follows (in thousands):

                                                 2002     2001    2000
                                               -------- ------- ---------
       Net revenue...........................  $     -- $    -- $   4,891
                                               ======== ======= =========
        Loss from discontinued operations....  $     -- $    -- $ (11,922)
                                               ======== ======= =========

Net current liabilities of discontinued operations as of December 31, 2002 and 2001 were as follows (in thousands):

                                                               2002      2001
                                                               ----      ----
       Other current assets................................  $     6   $     6
       Accounts payable and accrued expenses...............     (104)     (109)
                                                             -------   -------
       Net current liabilities of discontinued operations..  $   (98)  $  (103)
                                                             =======   =======

Cooperative Beauty Ventures, L.L.C.

         On February 15, 2000, iVillage and Unilever announced the formation of an independently managed company to provide women within a highly focused community with an array of interactive, customized online services, beauty and personal care products and personalized product recommendations. Unilever and iVillage planned to provide cash, intellectual property, marketing and other resources. Unilever provided capital as well as sponsorship and promotional initiatives. iVillage provided its Beauty channel, capital, intellectual property, services and promotion. iVillage's funding obligations were not to exceed in the aggregate $1.5 million in calendar year 2000 and $2.0 million in calendar year 2001, however any unused funding for calendar year 2000 or 2001 would be carried over and used in calendar year 2001 or 2002, respectively.

         In March 2001, iVillage purchased 30.1% of Cooperative Beauty Ventures, L.L.C. d/b/a Substance.com (the "venture") from Unilever for $1.5 million increasing its ownership to 80.1%. The difference between the purchase price and the fair value of the 30.1% acquired of approximately $1.5 million has been recorded as goodwill. The agreement provides that iVillage will fund the ongoing business and operations of the venture, but not to exceed $7.0 million, and terminates Unilever's funding obligation. During 2002, iVillage was not required to fund the operations of the venture, and as of December 31, 2002, iVillage has contributed approximately $1.9 million to the venture.

         As a result of the purchase transaction described above, iVillage gained operational control of the venture and the venture has been consolidated within iVillage's financial statements beginning in March 2001. Prior to consolidation, the venture was accounted for under the equity method of accounting and iVillage recognized losses from the joint venture of approximately $0.1 million and $0.4 million for 2001 and 2000, respectively.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 6-Business Acquisitions and Dispositions -- (Continued)

         Currently, Unilever can exercise a "put" option to require iVillage to purchase Unilever's remaining ownership interest in the venture for fair market value. Additionally, iVillage can exercise a "call" option to require Unilever to sell its remaining interest in the venture to iVillage for fair market value; provided that Unilever can exercise a "call" option superior to iVillage's "call" option to purchase a portion of iVillage's interest in the venture for fair market value, up to a limit of 50% of the ownership of the venture. Furthermore, Unilever can exercise a "call" option to purchase a portion of iVillage's interest in the venture for fair market value, up to a limit of 50% of the ownership of the venture. iVillage anticipates exercising its "call" option during 2003.


Women.com Networks, Inc.

        On June 18, 2001, iVillage acquired all of the outstanding stock of Women.com, the operator of a leading women's online destination. The aggregate purchase price paid was approximately $33.1 million consisting of approximately $3.2 million in cash (inclusive of closing costs) and 15,519,838 shares of iVillage's common stock. The difference between the purchase price and the fair value of the acquired net assets of Women.com of approximately $20.7 million has been recorded as goodwill.

         The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

       Working capital.........................................      3,136
       Fixed assets............................................      1,456
       Customer contracts and related customer relationships...      4,910
       Trademarks and domain names.............................      2,000
       Non-competition agreements..............................        810
       Goodwill................................................     20,773
                                                                ----------
                                                                $   33,085
                                                                ==========

Public Affairs Group, Inc.

        On July 16, 2001, iVillage acquired control of PAG, a comprehensive source of information and program linkage that serves as an international platform for diversity and women offering an extensive database of women's organizations, best practices and guidance in the areas of workplace diversity, women and corporate communications to subscribing companies and members. The purchase price was approximately $0.6 million. The difference between the purchase price and the fair value of the acquired net assets of PAG of approximately $1.8 million has been allocated to goodwill.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 6-Business Acquisitions and Dispositions -- (Continued)

         The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

       Working capital......................................      $   (1,167)
       Goodwill.............................................           1,803
                                                                  ----------
                                                                  $      636
                                                                  ==========

Promotions.com, Inc.

         On April 18, 2002, iVillage acquired 82.3% of the outstanding shares of common stock of Promotions.com, a promotion and direct marketing company. On May 24, 2002, iVillage acquired the remaining outstanding shares of Promotions.com common stock through a second-step merger. The aggregate purchase price paid was approximately $15.2 million, consisting of approximately $11.1 million of cash (inclusive of closing costs) and 1,587,191 shares of iVillage's common stock. This $11.1 million of cash included approximately $9.8 million of cash, which represented the net cash on the balance sheet of Promotions.com. The difference between the purchase price and the fair value of the acquired net assets of Promotions.com of approximately $3.0 million has been recorded as goodwill. Upon completion of the annual impairment test required by SFAS 142, the fair value of Promotions.com did not exceed its carry amount and an impairment was recorded of approximately $1.0 million in the fourth quarter of 2002.

         The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

       Working capital......................................      $      8,103
       Fixed assets.........................................             1,196
       Customer contracts and member list...................             1,540
       Technology...........................................               890
       Trademarks and domain names..........................               477
       Goodwill.............................................             2,995
                                                                  ------------
                                                                  $     15,201
                                                                  ============

         The accompanying unaudited pro forma summary presents consolidated results of operations for iVillage as if the acquisitions of Women.com and Promotions.com had been consummated on January 1, 2000. The acquisition of PAG and the additional 30.1% interest in Cooperative Beauty Ventures, L.L.C. would not have had a significant impact on the pro forma information. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of iVillage.


                                   2002           2001           2000
                                 ---------      ---------     ----------
                                  (in thousands, except per share data)
Revenues......................   $  61,014      $  81,453     $  146,633
Loss from operations..........   $ (27,477)     $ (89,423)    $ (331,721)
Net loss......................   $ (36,150)     $ (86,807)    $ (351,568)
Net loss per share............   $   (0.65)     $   (1.55)    $    (6.27)
                         iVILLAGE INC. AND SUBSIDIARIES

Note 7 - Detail of Certain Balance Sheet Accounts

                                                               2002      2001
                                                             --------   -------
                                                                (in thousands)
Other current assets:
         Prepaid publication costs.........................  $ 1,716    $ 1,280
         Prepaid expenses, other...........................    1,700      2,006
         Reimbursement from landlord.......................    1,262        847
         Prepaid advertising...............................      874      8,748
         Due from affiliate................................      106        185
         Other............................................       302        602
                                                             -------    -------
                                                             $ 5,960    $13,668
                                                             =======    =======

Accounts payable and accrued expenses:
         Accounts payable..................................  $ 2,969    $ 2,504
         Sales commissions, payroll and related benefits...    1,385      5,125
         Corporate and real estate taxes...................      906        459
         Professional fees.................................      718        629
         Accrued rent and other facility costs.............      634      1,856
         Advertising expenses..............................      316      1,001
         Third party service providers.....................      165      1,091
         Other.............................................    3,226      3,405
                                                             -------    -------
                                                             $10,319    $16,070
                                                             ========   =======

Note 8-Stock Option Plans

1995 Amended And Restated Employee Stock Option Plan

         In 1995, iVillage's Board of Directors and stockholders adopted iVillage's 1995 Amended and Restated Employee Stock Option Plan (as amended, the "ESOP"). The ESOP provides for the granting, at the discretion of the Stock Option Committee of the Board of Directors (the "SOC"), of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), as amended, to employees and (ii) options not intended to so qualify to employees, officers, consultants and directors. The total number of shares of common stock for which options may be granted under the ESOP is 1,802,549.

         The exercise price of all stock options granted under the ESOP is determined by the SOC at the time of grant. The maximum term of each option granted under the ESOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

         The exercise price of all of the options under the ESOP ranges from $0.56-$40.38, and is determined based upon the fair market value of iVillage's common stock on the date of grant. Generally, the options vest 25% after one year, 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 5-10 years from the date of grant.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 8-Stock Option Plans -- (Continued)

         As of December 31, 2002, there were 178,194 shares available for future grants under the ESOP.

1997 Amended and Restated Acquisition Stock Option Plan

         In May 1997, iVillage's Board of Directors and stockholders adopted iVillage's 1997 Amended and Restated Acquisition Stock Option Plan (as amended, the "ASOP"). The ASOP provides for the granting, at the discretion of the SOC of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Code, as amended, to directors who are employees of iVillage or any of its subsidiaries, or as part of one or more of such acquisitions and (ii) options not intended to so qualify to employees, officers, consultants and directors of iVillage, or as part of one or more of such acquisitions. The total number of shares of common stock for which options may be granted under the ASOP is 360,726.

         The exercise price of all stock options granted under the ASOP is determined by the SOC at the time of grant. The maximum term of each option granted under the ASOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

         Generally, the options vest 25% after one year, 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 7-10 years from the date of grant. The exercise price of all of the options under the ASOP ranges from $1.76 to $6.00, and is determined based upon the fair market value of iVillage's common stock on the date of grant.

         As of December 31, 2002, no shares were available for future grants under the ASOP.

1999 Employee Stock Option Plan

         In 1999, iVillage's Board of Directors and stockholders adopted iVillage's Amended and Restated 1999 Employee Stock Option Plan (as amended, the "1999 ESOP"). The 1999 ESOP provides for the granting, at the discretion of the SOC, of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Code, as amended, to employees and (ii) options not intended to so qualify to employees, officers, consultants, and directors. The total number of shares of common stock for which options may be granted under the 1999 ESOP is 2,840,163.

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

                         iVILLAGE INC. AND SUBSIDIARIES

Note 8-Stock Option Plans -- (Continued)

         As of December 31, 2002, there were 160,481 shares available for future grants under the 1999 ESOP.

1999 Acquisition Stock Option Plan

         In 1999, iVillage's Board of Directors and stockholders adopted iVillage's 1999 Acquisition Stock Option Plan (as amended, the "1999 ASOP"). The 1999 ASOP provides for the granting, at the discretion of the SOC, of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Code, as amended, to employees of iVillage or any of its subsidiaries, or as part of one or more of such acquisitions and (ii) options not intended to so qualify to employees, officers, consultants, and directors of iVillage, or as part of one or more of such acquisitions. The total number of shares of common stock for which options may be granted under the 1999 ASOP is 333,333.

         The exercise price of all stock options granted under the 1999 ASOP is determined by the SOC at the time of grant. The maximum term of each option granted under the 1999 ASOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

         Generally, the options vest 25% after one year, 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 7-10 years from the date of grant. The exercise price of all of the options under the 1999 ASOP ranges from $1.24-$24.00, and is determined based upon the fair market value of iVillage's common stock on the date of grant.

         As of December 31, 2002, there were 14,648 shares available for future grants under the 1999 ASOP.

1999 Non-Qualified Stock Option Plan

         In 1999, iVillage's Board of Directors adopted iVillage's 1999 Non-Qualified Stock Option Plan (as amended, the "NQSOP"). The NQSOP provides for the granting, at the discretion of the SOC, of options to employees. The total number of shares of common stock for which options may be granted under the NQSOP is 5,682,000.

         The exercise price of all stock options granted under the NQSOP is determined by the SOC at the time of grant. The maximum term of each option granted under the NQSOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

         The exercise price of all of the options under the NQSOP ranges from $0.50-$25.38, and is determined based upon the fair market value of iVillage's common stock on the date of grant. The options vest 25% after one year, and then 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 10 years from the date of grant.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 8-Stock Option Plans -- (Continued)

         As of December 31, 2002, there were 348,820 shares available for future grants under the NQSOP.

Director Option Plan

         In 1999, iVillage's Board of Directors and stockholders adopted iVillage's 1999 Director Option Plan ("DOP"). The DOP provides for the automatic grant of 1,666 non-qualified stock options to non-employee members of iVillage's Board of Directors on the date of each annual stockholders' meeting. The total number of shares of common stock for which options may be granted under the DOP is 133,333.

         The exercise price of all stock options granted under the DOP is the fair market value at the time of grant. The maximum term of each option under the DOP is 10 years from the date of grant.

         The exercise price of all of the options under the DOP ranges from $1.07 to $25.38, and is determined based upon the fair market value of iVillage's common stock on the date of grant. Generally, the options vest 25% on each anniversary of the grant date.

         As of December 31, 2002, 106,677 shares were available for future grants under the DOP.

2001 Non-Qualified Stock Option Plan

         In 2001, iVillage's Board of Directors adopted iVillage's 2001 Non-Qualified Stock Option Plan (as amended, the "2001 NQSOP"). The 2001 NQSOP provides for the granting, at the discretion of the SOC, of options to employees. The total number of shares of common stock for which options may be granted under the 2001 NQSOP is 2,000,000.

         The exercise price of all stock options granted under the 2001 NQSOP is determined by the SOC at the time of grant. The maximum term of each option granted under the 2001 NQSOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the SOC shall provide in the terms of each individual option.

         The exercise price of all of the options under the 2001 NQSOP ranges from $0.70 to $1.39, and is determined based upon the fair market value of iVillage's common stock on the date of grant. The options vest 25% after one year, and then 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 10 years from the date of grant.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 8-Stock Option Plans -- (Continued)

         As of December 31, 2002, there were 673,093 shares available for future grants under the 2001 NQSOP.

         A summary of the status and activity of all of iVillage's stock option plans is as follows:

                                                                  Weighted
                                                              Average Exercise
                                                Options       Price Per Share
                                              ------------    ----------------
Outstanding, January 1, 2000................     4,911,203        $ 19.27
Granted.....................................     4,199,112        $  7.90
Exercised...................................      (114,992)       $  5.18
Expired/Canceled............................    (2,575,099)       $ 18.07
                                              ------------        -------
Outstanding, December 31, 2000..............     6,420,224        $ 12.53
Granted.....................................     7,274,270        $  1.26
Exercised...................................        (5,046)       $  0.57
Expired/Canceled............................    (2,111,662)       $ 11.03
                                              ------------        -------
Outstanding, December 31, 2001..............    11,577,786        $  5.34
Granted.....................................     1,395,587        $  1.55
Exercised...................................      (587,529)       $  1.26
Expired/Canceled............................    (1,700,099)       $  7.38
                                              ------------        -------
Outstanding, December 31, 2002..............    10,685,745        $  4.74
                                              ============        =======
Options exercisable at December 31, 2002....     5,588,353        $  6.24
                                              ============        =======
Options exercisable at December 31, 2001....     4,254,014        $  7.67
                                              ============        =======
Options exercisable at December 31, 2000....     1,851,947        $ 14.76
                                              ============        =======

Information about stock options outstanding as of December 31, 2002 is as follows:

                                                    Options Outstanding                    Options Exercisable
                                          ------------------------------------------   ----------------------------
                                                             Weighted
                                                             Average       Weighted                      Weighted
                                            Number          Remaining       Average        Number        Average
                                          Outstanding      Contractual     Exercise     Exercisable      Exercise
    Actual Range of Exercise Prices       at 12/31/02          Life          Price      at 12/31/02       Price
    -------------------------------     --------------     -------------   -----------  -----------    ------------
$  0.50 - $  0.75....................       168,625                 7.00    $     0.62      45,499       $     0.59
$  0.78 - $  1.16....................       604,164                 6.60    $     1.08      25,630       $     0.96
$  1.19 - $  1.78....................     6,244,269                 6.70    $     1.28   3,067,394       $     1.30
$  1.80 - $  2.55....................       625,311                 6.30    $     2.00      29,543       $     2.14
$  3.00 - $  3.94....................       229,939                 7.30    $     3.44     189,939       $     3.43
$  5.00 - $  7.50....................     1,448,554                 4.00    $     5.94   1,258,609       $     5.79
$  7.69 - $  9.45....................       204,755                 4.30    $     8.02     140,298       $     8.15
$ 15.25 - $ 22.19....................       264,255                 4.10    $    17.61     191,409       $    17.58
$ 23.69 - $ 33.56....................       752,361                 5.10    $    24.96     519,368       $    25.18
$ 35.94 - $ 44.25....................       135,184                 3.20    $    41.18     113,383       $    41.16
$ 55.25 - $ 72.94....................         5,678                 3.20    $    66.01       4,962       $    66.02
$ 96.75 - $113.75....................         2,650                 3.30    $   100.92       2,319       $   100.92
                                         ----------                -----    ----------   ---------       ----------
$  0.50 - $113.75....................    10,685,745                 6.00    $     4.74   5,588,353       $     6.24
                                         ==========                =====    ==========   =========       ==========

401(k) Plan

         iVillage offers its eligible employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of
Section 401(k) of the Internal Revenue Code. Each employee is eligible to contribute, on a tax-deferred basis, a portion of annual earnings not to exceed certain federal income tax limitations. iVillage may contribute at iVillage's discretion, a percentage of the participant's pre-tax contribution. Additionally, iVillage may elect to make a profit-sharing contribution, at its discretion. No contributions were made by iVillage for the years ended December 31, 2002, 2001 and 2000, respectively.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 9 - Commitments and Contingencies

Leases

         iVillage leases office and equipment, under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of December 31, 2002 for the next five years:

         Year ending December 31:                              (In thousands)
         -----------------------                               --------------
         2003................................................     $   4,668
         2004................................................         4,218
         2005................................................         4,115
         2006................................................         3,983
         2007................................................         3,729
                                                                  ---------
                                                                  $  20,713
                                                                  =========
         In March 2000, iVillage entered into a fifteen-year lease for approximately 105,000 square feet at 500-512 Seventh Avenue in which iVillage has consolidated its New York City operations. Pursuant to the terms of the lease, iVillage anticipates receiving approximately $5.1 million, as amended, for reimbursement of certain construction expenses. The benefit of the reimbursement has been deferred and will be recognized ratably over the life of the lease. iVillage received approximately $3.8 million in January 2001, approximately $0.5 million in April 2001 and $0.3 million in January 2003 as partial reimbursement of construction costs. The letter of credit securing the real estate lease, which is classified as "Restricted cash" on the consolidated balance sheet, is approximately $8.5 million.

         Rent expense from continuing operations was approximately $3.3 million, $5.2 million and $4.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Joint Ventures

         In July 2000, iVillage, Tesco PLC, and Tesco.com formed an international joint venture, iVillage UK Limited, to serve the women's online market in the United Kingdom and the Republic of Ireland. iVillage UK Limited functions as an independently managed entity and provides women in the UK and the Republic of Ireland with a highly focused community and an array of interactive, customized online solutions and services including content channels, tools, planners, quizzes, message boards, chats and newsletters. Tesco provides capital and promotional initiatives, and iVillage provides its brand, intellectual property, content and consulting services.
(See Note 12 - Subsequent Events)

         iVillage is obligated to fund the ongoing business and operations of Cooperative Beauty Ventures, L.L.C., a consolidated entity, but not to exceed $7.0 million. As of December 31, 2002, iVillage has contributed approximately $1.9 million. (See Note 6-Business Acquisitions and Dispositions-Cooperative Beauty Ventures, L.L.C.)

                         iVILLAGE INC. AND SUBSIDIARIES

Note 9 - Commitments and Contingencies -- (Continued)

Litigation

         In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2002 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to iVillage from matters described would not be material to the consolidated financial statements.

         Several plaintiffs have filed class action lawsuits in federal court against iVillage and several of its present and former executives, and iVillage's underwriters in connection with its March 1999 initial public offering. A similar class action lawsuit was filed against Women.com, several of its former executives and Women.com's underwriters in connection with Women.com's October 1999 initial public offering. The complaints generally assert claims under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and rules promulgated by the Securities and Exchange Commission (the "SEC"). The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys' fees.

         In February 2003, the defendants' motion to dismiss certain of the plaintiffs' claims was granted in part, but, for the most part, denied and the lawsuits are now entering the discovery phase.

         In June 2001, Euregio.net commenced an action in Belgium against Women.com claiming damages in excess of 1 million Euros in connection with certain alleged copyright infringements. Despite Women.com's arguments challenging the jurisdiction of the Belgian court, the alleged infringements and the amount of damages, a Belgian court issued a judgment against Women.com in the amount of approximately 850,000 Euros (approximately $892,000 based on the Euro exchange rate as of December 31, 2002) in January 2003. Women.com has been advised by outside legal counsel that Euregio.net would have to commence legal proceedings in the United States to enforce this judgment. Women.com has appealed this judgment in the Belgian courts and will also oppose any effort by the plaintiffs to enforce this judgment in the United States court system.

         iVillage, with the advice of outside legal counsel, believes that the lawsuits and claims asserted against it and its subsidiary pursuant to these complaints are without merit and intends to vigorously defend against these claims. iVillage does not believe that any of these legal proceedings will have a material adverse effect on its business, financial condition, results of operations and liquidity.

Note 10-Capital Stock


Warrants

         As of December 31, 2002, 2001 and 2000, iVillage has 2,105,282,
2,437,878 and 945,536 warrants outstanding with a weighted average exercise price of $0.05, $2.22 and $13.24 per share, respectively. During 2002 and 2001, respectively, 337,878 and 607,658 warrants with a weighted average exercise price of $15.96 and $11.73 expired.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 10-Capital Stock -- (Continued)

Treasury Stock

         On September 20, 2001, iVillage announced its intention to acquire, in open market transactions, up to 2,000,000 shares of its Common Stock, par value $.01 per share (the "Common Stock"), subject to and in compliance with the provisions and limitations of Rule 10b-18 of the Exchange Act. Purchases were made several times during September 2001 at prevailing market prices. The source of funds for the purchase of the shares was iVillage's general corporate funds, and all shares purchased are held in treasury. During 2001, iVillage repurchased 167,859 shares at a cumulative cost of $129,313.

         On October 1, 2001, iVillage announced a buyback of its common stock from Capital Guardian Trust Company, a major stockholder of iVillage, and iVillage purchased, off market, approximately 1,000,000 shares and iVillage's Chairman and Chief Executive Officer and certain Company officers and directors purchased in aggregate approximately 750,000 additional shares, all at a market discount. The cost of the buyback for iVillage was approximately $0.4 million.

Note 11-Income Taxes

         The components of the net deferred tax asset as of December 31, 2002 and 2001 consists of the following:

                                                        2002            2001
                                                     ----------      ---------
                                                           (In thousands)

     Operating loss carryforward...................   $  98,262      $ 83,556
     Depreciation and amortization.................       4,485           956
     Bad debt allowance and reserves...............         598         1,003
     Unearned compensation.........................       1,074         4,348
     Other.........................................         685            79
                                                     ----------      --------
         Net deferred tax asset....................     105,104        89,942
     Less, valuation allowance.....................    (105,104)      (89,942)
                                                     ----------      --------
         Deferred tax asset........................  $       --      $     --
                                                     ==========      ========

         The difference between iVillage's U.S. federal statutory rate of 35%, as well as its state and local rate, net of a federal benefit, of 10%, when compared to the effective rate is principally comprised of the valuation allowance.

         As of December 31, 2002, iVillage has a net operating loss carryforward for federal income tax purposes of approximately $239.7 million, which begin to expire in 2010. Substantial changes in iVillage's ownership have occurred which may result in annual limitations on the amount of carryforwards which can be realized in future periods. The net deferred tax asset has been fully reserved due to the uncertainty of iVillage's ability to realize this asset in the future. To the extent that deferred tax assets created as a result of iVillage acquisitions reverse in future periods, the benefit of the reversal will be recorded as goodwill.

         iVillage is subject to various state and local taxes. State and local tax expense was approximately $0.2 million, $0.5 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 12 - Subsequent Events

         On March 17, 2003, iVillage and Tesco restructured the terms of its joint venture so that Tesco purchased iVillage's entire ownership interest in iVillage UK. iVillage and Tesco also entered into a 20-year agreement, subject to earlier termination upon the occurrence of certain events, whereby iVillage will license to iVillage UK certain of its content and intellectual property, including trademarks and copyrights, for use in the U.K. and Ireland in exchange for the greater of a minimum monthly license fee or a percentage of iVillage UK's gross revenues.

Note 13 -Quarterly Results of Operations (unaudited)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001:


                                                         March 31             June 30           September 30      December 31
                                                      -------------        -------------       -------------     -------------
                                                                      (in thousands, except per share data)
2002
Revenue............................................   $      15,067        $      16,072       $      14,629     $      13,655
                                                      =============        =============       =============     =============
Net loss before cumulative effect of change in
 accounting principle..........................       $      (8,715)       $      (3,604)      $      (4,968)    $      (7,468)
                                                      =============        =============       =============     =============
Cumulative effect of change in accounting principle   $      (9,181)       $          --       $          --     $          --
                                                      =============        =============       =============     =============
Net loss...........................................   $     (17,896)       $      (3,604)      $      (4,968)    $     ( 7,468)
                                                      =============        =============       =============     =============
Basic and diluted net loss per share before
     cumulative effect of change in accounting
     principle.....................................   $       (0.16)       $       (0.07)      $       (0.09)    $        0.13)
                                                      =============        =============       =============     =============
Basic and diluted net loss per share from
     cumulative effect of change in accounting
     principle.....................................   $       (0.18)       $          --       $          --     $          --
                                                      =============        =============       =============     =============
Basic and diluted net loss per share...............   $       (0.34)       $       (0.07)      $       (0.09)    $       (0.13)
                                                      =============        =============       =============     =============

2001

Revenue............................................   $      12,573        $      11,449       $      18,066     $      17,953
                                                      =============        =============       ==============    =============
Net loss before cumulative effect of change in
     accounting principle..........................   $     (12,175)       $     (18,485)      $      (8,041)    $      (9,764)
                                                      =============        =============       =============     =============
Cumulative effect of change in accounting principle   $          --        $          --       $          --     $          --
                                                      =============        =============       =============     =============
Net loss...........................................   $     (12,175)       $     (18,485)      $      (8,041)    $      (9,764)
                                                      =============        =============       =============     =============
Basic and diluted net loss per share before
     cumulative effect of change in accounting
     principle.....................................   $       (0.41)       $       (0.56)      $       (0.15)    $       (0.18)
                                                      =============        =============       =============     =============
Basic and diluted net loss per share from
     cumulative effect of change in accounting
     principle.....................................   $          --        $          --       $          --     $          --
                                                      =============        =============       =============     =============
Basic and diluted net loss per share...............   $       (0.41)       $       (0.56)      $       (0.15)    $       (0.18)
                                                      =============        =============       =============     =============

                                                                      Schedule I


                         iVILLAGE INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                               Column A       Column B        Column C        Column D        Column E
                                               --------       --------        --------        --------        --------
                                                                      Additions
                                              Balance at     Charged to        Charged
                                              Beginning       Costs and        to Other                     Balance at End
                                              of Period       Expenses         Accounts       Deductions       of Period
                                              ---------       --------         --------       ----------       ---------
                                                                            (in thousands)
For the year ended December 31, 2000:
   Provision for doubtful accounts.......     $      700     $      277      $       73(1)   $       43(2)   $    1,007
                                              ==========     ==========      ============    ============    ==========
For the year ended December 31, 2001:
   Provision for doubtful accounts.......     $    1,007     $       --      $    1,630(3)   $      351(2)   $    2,286
                                              ==========     ==========      ============    ============    ==========
For the year ended December 31, 2002:
   Provision for doubtful accounts.......     $    2,286     $      552      $    (443)(3)   $    1,085(2)   $    1,310
                                              ==========     ==========      ============    ============    ==========

(1)  Doubtful accounts written off against revenue.

(2)  Doubtful accounts written off, net of cash received.

(3) Increase (decrease) in allowance for doubtful accounts in connection with valuation of receivables from the acquisitions of Women.com and Promotions.com.

         All other schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the consolidated financial statements or the notes thereto.

                                 EXHIBIT INDEX

Exhibit
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

10.5 1999 Director Option Plan of the Registrant (incorporated by reference from Exhibit 10.5 to Registration Statement File No. 333-85437).

10.6 1999 Employee Stock Purchase Plan of the Registrant (incorporated by reference from Exhibit 10.6 to Registration Statement File No. 333-85437).

10.7 1999 Acquisition Stock Option Plan of the Registrant (incorporated by reference from Exhibit 10.7 to Registration Statement File No. 333-85437).

10.8 Amended and Restated 1999 Non-Qualified Stock Option Plan, as amended by Amendment Number 2 (incorporated by reference from Exhibit 10.8 to Registration Statement File No. 333-84532).

10.9 Amended 2001 Non-Qualified Stock Option Plan of the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2002, File No. 000-25469).

10.10 Form of Non-Competition, Non-Disclosure and Assignment of Inventions Agreement dated September 9, 1995, and Amendment dated May 6, 1996, between the Registrant and Nancy Evans (incorporated by reference from Exhibit 10.18 to Registration Statement File No. 333-68749).

Exhibit
Number          Description
------          -----------
10.11           Lease, dated March 14, 2000, between 500-512 Seventh Avenue
                Limited Partnership and the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q
                Quarterly Report for the period ended March 31, 2000, File No.
                000-25469).

10.12 First Amendment to Lease, dated as of June 7, 2000, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference from Exhibit 10.3 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469).

10.13 Second Amendment to Lease, dated January 10, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference from Exhibit 10.28 to Registration Statement File No. 333-56150).

10.14 Third Amendment to Lease, dated October 17, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference from Exhibit 10.2 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2001, File No. 000-25469).

10.15 Fourth Amendment to Lease, dated December 3, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference from Exhibit 10.22 to Registration Statement File No. 333-84532).

10.16 Letter Agreement, dated December 23, 2002, between the Registrant and 500-512 Seventh Avenue Limited Partnership.

10.17 License Agreement, dated as of September 8, 2000, among Lamaze International, Inc., Lamaze Publishing Company and the Registrant (incorporated by reference from Exhibit 10.2 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469).

10.18 Amendment to License Agreement, dated as of January 1, 2003, among Lamaze International, Inc., Lamaze Publishing Company and the Registrant.

10.19           Employment Agreement, dated November 29, 2000, between Douglas
                W. McCormick and the Registrant (incorporated by reference from Exhibit 10.31 to Registration Statement File No. 333-56150).

10.20 Amended and Restated Securities Purchase Agreement, dated as of February 22, 2001, between the Registrant and Hearst Communications, Inc. (incorporated by reference from Exhibit
                10.32 to Registration Statement File No. 333-56150).

10.21 Amended and Restated Stockholder Agreement, dated as of June 20, 2001, between the Registrant and Hearst Communications, Inc. (incorporated by reference from Exhibit 10.26 to Registration Statement File No. 333-84532).

Exhibit
Number          Description
------          -----------
10.22           Amended and Restated Magazine Content License and Hosting
                Agreement, dated January 29, 2001, between Hearst
                Communications, Inc. and Women.com Networks, Inc. (incorporated by reference from Exhibit 10.27 to Registration Statement File
                No. 333-84532).

10.23 Form of Amendment Number Two to Amended and Restated Magazine Content License and Hosting Agreement (incorporated by reference from Exhibit 10.35 to Registration Statement File No. 333-56150).

10.24 Amendment Number Three to Amended and Restated Magazine Content License and Hosting Agreement, dated as of April 5, 2002, between the Registrant and Hearst Communications, Inc. (incorporated by reference from Exhibit 10.34 to Registration Statement File No. 333-84532).

10.25 Promissory Note, dated June 5, 1998, in the amount of $500,000 between Candice Carpenter and the Registrant (incorporated by reference from Exhibit 10.23 to Registration Statement File No. 333-68749).

10.26 Amendment No. 1 to Promissory Note, dated as of April 1, 2001, between Candice Carpenter and the Registrant (incorporated by reference from Exhibit 10.22.1 to Registrant's Form 10-K Annual Report for the period ended December 31, 2000, File No. 000-25469).

10.27 Amendment No. 2 to Promissory Note, dated as of December 19, 2002, between the Registrant and Candice Carpenter.

10.28 Form of Severance Agreement between the Registrant and certain executive officers of the Registrant.

21              Subsidiaries of the Registrant.

23.1            Consent of PricewaterhouseCoopers LLP.

99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.