Form 10-Q
period 2003-03-31
IVILLAGE INC
filed 2003-05-15
CIK 1074767

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                        Commission File Number 000-25469

                                 iVillage Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                                  13-3845162
         -------------------------------                     ----------------
         (State or Other Jurisdiction of                       (IRS Employer
         Incorporation or Organization)                      Identification No.)

     500-512 Seventh Avenue, New York, New York                     10018
     ------------------------------------------                     -----
      (Address of Principal Executive Offices)                    (Zip Code)

                                 (212) 600-6000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed since Last Report)

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

             55,330,877 shares of common stock as of May 14, 2003.

                                 iVillage Inc.
                                   Form 10-Q
                      For the Quarter ended March 31, 2003

                                     Index
                                     -----

PART I. FINANCIAL INFORMATION                                            Page(s)
                                                                         -------
Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
and December 31, 2002 (Unaudited).............................................1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 (Unaudited) and 2002 (Unaudited).........................2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 (Unaudited) and 2002 (Unaudited).........................3

Notes to Condensed Consolidated Financial Statements (Unaudited)..............4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................12

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk.........................................................43

Item 4.  Controls and Procedures.............................................43

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................45

Item 2.  Changes in Securities and Use of Proceeds...........................45

Item 3.  Defaults Upon Senior Securities.....................................45

Item 4.  Submission of Matters to a Vote of Security Holders.................45

Item 5.  Other Information...................................................45

Item 6.  Exhibits and Reports on Form 8-K....................................45

Signatures...................................................................47

Certifications...............................................................48

Exhibit Index................................................................52

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements.

                         iVillage Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)
                                  (Unaudited)

                                                                March 31,    December 31,
                                                                  2003          2002
                                                                ---------    ---------
                        Assets
Current assets:
Cash and cash equivalents ...................................   $  18,866    $  21,386
Accounts receivable, less allowance
 for doubtful accounts of
 $1,365 and $1,310, respectively ............................       3,745        5,336
Other current assets ........................................       5,410        5,960
                                                                ---------    ---------
         Total current assets ...............................      28,021       32,682

Restricted cash .............................................       8,474        8,474
Fixed assets, net ...........................................      16,208       17,157
Goodwill, net ...............................................      24,626       24,617
Intangible assets, net ......................................      16,108       17,367
Other assets ................................................         273          289
                                                                ---------    ---------
         Total assets .......................................   $  93,710    $ 100,586
                                                                =========    =========


        Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses .......................   $   9,508    $  10,319
Deferred revenue ............................................       3,171        3,514
Deferred rent ...............................................         348          348
Deferred gain on sale of joint venture interest .............         467           --
Current liabilities of discontinued operations, net .........          98           98
                                                                ---------    ---------
         Total current liabilities ..........................      13,592       14,279

Deferred rent, net of current portion .......................       3,840        3,926
                                                                ---------    ---------

         Total liabilities ..................................      17,432       18,205

Minority interest............................................         168          181

Commitments and contingencies

Stockholders' equity:
Preferred stock - par value $.01, 5,000,000 shares authorized;
   no shares issued and outstanding as of March 31, 2003 and
   December 31, 2002, respectively ..........................          --           --
Common stock - par value $.01, 200,000,000 shares authorized;
   56,534,323 and 56,531,785 shares issued at March 31, 2003
   and December 31, 2002, respectively; 55,330,877 and
   55,328,339 shares outstanding as of March 31, 2003 and
   December 31, 2002, respectively ..........................         565          565
Additional paid-in capital ..................................     549,203      549,203
Accumulated deficit .........................................    (472,853)    (466,717)
Treasury stock at cost (1,203,446 shares) ...................        (502)        (502)
Stockholders' notes receivable ..............................        (262)        (262)
Unearned compensation and deferred advertising ..............         (41)         (87)
                                                                ---------    ---------
         Total stockholders' equity .........................      76,110       82,200
                                                                ---------    ---------
         Total liabilities and stockholders' equity .........   $  93,710    $ 100,586
                                                                =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                             Three months ended
                                                                 March 31,
                                                             2003        2002
                                                           --------    --------

Revenues ...............................................   $ 12,592    $ 15,067

Operating expenses:
     Editorial, product development and technology .....      7,575       6,681
     Sales and marketing ...............................      5,442       5,201
     Sales and marketing - NBC/Hearst expenses .........         83       2,159
     Termination of NBC advertising contract ...........         --       4,084
     General and administrative ........................      3,032       2,814
     Depreciation and amortization .....................      2,723       2,959
                                                           --------    --------
         Total operating expenses ......................     18,855      23,898
                                                           --------    --------

Loss from operations ...................................     (6,263)     (8,831)
Interest income, net ...................................         89         163
Gain on sale of joint venture interest .................         25          --
                                                           --------    --------
Net loss before minority  interest and cumulative effect
     of change in accounting principle .................     (6,149)     (8,668)

Minority interest ......................................         13         (47)
                                                           --------    --------
Net loss before cumulative effect of change in
     accounting principle ..............................     (6,136)     (8,715)

Cumulative effect of change in accounting principle ....         --      (9,181)
                                                           --------    --------
Net loss ...............................................   $ (6,136)   $(17,896)
                                                           ========    ========
Per share data:
Net loss before cumulative effect of change in
     accounting principle per share ....................   $  (0.11)   $  (0.16)

Cumulative effect of change in accounting  principle per
     share .............................................         --       (0.18)
                                                           --------    --------
Basic and diluted net loss per share ...................   $  (0.11)   $  (0.34)
                                                           ========    ========
Weighted average shares of common stock outstanding
     used in computing basic and diluted net loss per
     share .............................................     55,534      53,402
                                                           ========    ========

         The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                           2003        2002
                                                         --------    --------
Cash flows from operating activities:
   Net loss ..........................................   $ (6,136)   $(17,896)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Impairment of goodwill (change in accounting
    principle) .......................................         --       9,181
   Depreciation and amortization .....................      2,723       2,959
   Non-cash print advertising expense ................         83         457
   Expense recognized in connection with issuance of
    warrants and stock options .......................         46         449
   Minority interest .................................        (13)         47
   Provision for bad debt expense ....................         98          --
   Deferred rent amortization ........................        (86)        (87)
Changes in operating assets and liabilities:
   Accounts receivable ...............................      1,493         614
   Restricted cash and other assets ..................        483       5,740
   Accounts payable and accrued expenses .............       (811)     (3,863)
   Deferred revenue ..................................       (343)        294
                                                         --------    --------
Net cash used in operating activities ................     (2,463)     (2,105)
                                                         --------    --------

Cash flows from investing activities:
   Cash paid less cash acquired for acquisition of
     Promotions.com, Inc. ............................         (9)         --
   Purchase of fixed assets ..........................       (515)       (175)
   Deferred gain on sale of joint venture interest ...        467          --
                                                         --------    --------
Cash used in investing activities ....................        (57)       (175)
                                                         --------    --------
Cash flows from financing activities:
   Proceeds from exercise of stock options ...........         --          83
   Principal payments on stockholders' note receivable         --       1,291
                                                         --------    --------
Cash provided by financing activities ................         --       1,374
                                                         --------    --------

Cash used in discontinued operations .................         --         (10)

Net decrease in cash for the period ..................     (2,520)       (916)
Cash and cash equivalents, beginning of period .......     21,386      29,831
                                                         --------    --------
Cash and cash equivalents, end of period .............   $ 18,866    $ 28,915
                                                         --------    --------

         The accompanying notes are an integral part of these condensed consolidated financial statements
iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1-Organization and Basis of Presentation

         iVillage Inc. ("iVillage") is a media company that operates the iVillage.com Web site, Women.com Networks, Inc. (operator of the Women.com Web site) ("Women.com"), iVillage Parenting Network, Inc. ("IVPN"), Public Affairs Group, Inc. ("PAG"), Promotions.com, Inc. ("Promotions.com"), iVillage Consulting, and Knowledgeweb, Inc. (operator of the Astrology.com Web site) ("Astrology.com"). iVillage.com and Women.com are leading women's online destinations providing practical solutions and everyday support for women 18 and over. IVPN is a holding company for Lamaze Publishing Company ("Lamaze Publishing"), a publisher of advertiser supported educational materials for expectant and new parents, and iVillage Integrated Properties, Inc. ("IVIP"), the operator of The Newborn Channel, a satellite television network broadcast in over 1,050 hospitals nationwide, and the publisher of Baby Steps magazine. PAG is comprised of three divisions: Business Women's Network, Diversity Best Practices and Best Practices in Corporate Communications, each offering extensive databases of pertinent information to subscribing companies and members. Promotions.com provides promotions and direct marketing programs that are integrated with customers' marketing initiatives.

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

         iVillage is subject to the risks and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend iVillage's brands, the non-acceptance or rejection of iVillage's services by consumers, vendors, sponsors and/or advertisers and the inability of iVillage to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event iVillage does not successfully implement its business plan, certain assets may not be recoverable.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unaudited Interim Financial Information

         The unaudited interim condensed consolidated financial statements of iVillage as of March 31, 2003 and for the three months ended March 31, 2003 and 2002, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the "Securities Act"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with iVillage's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate inter-company elimination adjustments, necessary to present fairly the financial position of iVillage at March 31, 2003, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002, respectively. The results for the three months ended March 31, 2003 are not necessarily indicative of the expected results for the full fiscal year or any future period.

Principles of Consolidation

         The condensed consolidated financial statements include the accounts of iVillage and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Restricted Cash

         Restricted cash consists of money held for a letter of credit collateralizing a real estate lease for iVillage's New York office space.

Revenue and Receivables

         One customer, Hearst Communications, Inc. (including its affiliates, "Hearst"), a related party, accounted for approximately 13% of total revenues for the three months ended March 31, 2003. Our five largest customers accounted for approximately 33% of total revenues for the three months ended March 31, 2003. Three customers, Hearst, Procter and Gamble Company ("Procter and Gamble"), and Unilever PLC (including its affiliates, "Unilever"), accounted for approximately 13%, 11% and 10% of total revenues for the three months ended March 31, 2002, respectively, and our five largest customers accounted for approximately 45% of total revenues. At March 31, 2003 and December 31, 2002, Procter and Gamble accounted for approximately 20% and 26% of the net accounts receivable, respectively.

         Included in sponsorship and advertising revenues are barter transactions, which totaled approximately $1.0 million and $0.9 million, or 9%, of sponsorship and advertising revenues for the three months ended March 31, 2003 and 2002, respectively.

Reclassifications

         Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation.

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

Accrued Expenses

         In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three months ended March 31, 2003 and 2002, iVillage reversed approximately $0.1 million and $0.2 million, respectively, of accruals included in operating expenses due to a change in estimate on services previously provided. This amount was offset by additional accruals for various operating expenses.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Loss Per Share

         Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

         Included in the March 31, 2003 and 2002 calculation of weighted average number of shares of common stock outstanding are 202,985 and 712,350 shares, respectively, which have not been issued. These shares are being held for former Women.com and Promotions.com stockholders that have not yet exchanged their respective shares for shares of iVillage as of the balance sheet date.

         Stock options and warrants in the amount of 12,421,561 shares and 13,533,892 shares for the three months ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share as they were anti-dilutive as a result of net losses during the period presented.

Stock-Based Compensation

         iVillage applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option issuances, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No compensation cost related to grants of stock options was reflected in iVillage's net loss, as all options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Compensation cost related to the modification of stock option terms is measured at the quoted market price of iVillage's common stock at the measurement date and is amortized to expense over the vesting period. If compensation cost for iVillage's stock options had been determined based on the fair value of the stock options at the grant date for awards in the three months ended March 31, 2003 and 2002 consistent with the provisions of SFAS 123, iVillage's net loss would have been adjusted to the pro forma amounts indicated below:

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

                                                             March 31,
                                                       ----------------------
                                                         2003          2002
                                                       --------      --------
                                                      ($ in thousands, except
                                                          per share data)
Net loss - as reported ...........................     $ (6,136)     $(17,896)
Stock-based compensation expense
determined under SFAS 123 ........................       (3,393)       (2,799)
                                                       --------      --------
Net loss - pro forma .............................     $ (9,529)     $(20,695)
                                                       ========      ========
Net loss per share - as reported .................     $  (0.11)     $  (0.34)
                                                       ========      ========
Net loss per share - pro forma ...................     $  (0.17)     $  (0.39)
                                                       ========      ========

         Because options vest over several years and additional option grants are expected to be made in future years, the aformentioned pro forma results are not necessarily indicative of the pro forma results for the full fiscal year or any future period.

         The weighted average assumptions used for grants made in 2003 and 2002 are as follows:

                                                    Options granted during the
                                                   three months ended March 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------

Risk-free interest rate ........................        2.50%          3.71%
Expected option life ...........................     4 years        4 years
Dividend yield .................................        0.00%          0.00%
Volatility .....................................      108.00%        108.00%


Recent Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board ("FASB") reached a consensus on Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). The guidance in EITF No. 00-21 is effective for revenue arrangements entered into for fiscal years beginning after June 15, 2003. EITF No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. iVillage does not believe EITF No. 00-21 will have a significant impact on our accounting for multiple element arrangements.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 - Goodwill and Intangible Assets

         Effective January 1, 2002, iVillage adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment. Upon completion of the transitional impairment test, the fair value for Reporting unit - 2 did not exceed the reporting unit's carrying value and an impairment was recorded of approximately $9.2 million in the first quarter of 2002.

         As a result of the adoption of SFAS 142, iVillage discontinued the amortization of goodwill effective January 1, 2002. Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from two to ten years. iVillage recharacterized acquired workforce of approximately $1.0 million, which is no longer defined as an acquired intangible asset under SFAS No. 141, "Business Combinations", as goodwill.

         The following table sets forth the components of goodwill, net as of March 31, 2003 and December 31, 2002 (in thousands):

                                                                  Adjustment to
                         December 31,               Impairment      purchase       March 31,
                            2002      Acquisition     losses       accounting        2003
                         -----------  -----------   ----------    -------------    ---------
Reporting unit - 1 ....   $18,770        $ --        $    --        $    --        $18,770
Reporting unit - 2 ....     1,693          --             --             --          1,693
Reporting unit - 3 ....     1,803          --             --             --          1,803
Reporting unit - 4 ....     2,351          --             --              9          2,360
                          -------        ----        -------        -------        -------
                          $24,617        $ --        $    --        $     9        $24,626
                          =======        ====        =======        =======        =======

         Reporting unit - 1 includes the iVillage, Women.com, Astrology.com and Cooperative Beauty Ventures, L.L.C. entities; Reporting unit - 2 includes the Lamaze Publishing and The Newborn Channel entities; Reporting unit - 3 includes PAG; Reporting unit - 4 includes Promotions.com.

         The following table sets forth the components of the intangible assets subject to amortization as of March 31, 2003 and December 31, 2002 (in thousands):

                                                   March 31, 2003                       December 31, 2002
                                         ----------------------------------    ----------------------------------
                                           Gross                                 Gross
                          Range of       carrying     Accumulated               carrying  Accumulated
                         useful life      amount     amortization     Net       amount    amortization     Net
                         -----------     ---------   ------------  --------    --------  ------------   --------
Advertiser and member
   list and customer
   contracts .........   2-10 years      $ 21,150       $(8,724)   $ 12,426    $ 21,150       $(7,803)   $ 13,347
Trademarks and domain
   names .............   3 years            3,424        (2,201)      1,233       3,424        (2,009)      1,415
Licensing agreement...   10 years           2,900        (1,047)      1,853       2,900          (975)      1,925
Technology ...........   3 years              890          (284)        606         890          (210)        680
Non-competition
   agreements.........   1 year               810          (810)         --         810          (810)         --
Content...............   3 years              600          (600)         --         600          (600)         --
                                         ---------     ---------   --------    --------      ---------   --------
                                         $ 29,774      $(13,666)   $ 16,108    $ 29,774      $(12,407)   $ 17,367
                                         ========      =========   ========    ========      =========   ========

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

         Amortization expense for the three months ended March 31, 2003 and 2002 was approximately $1.3 million in each period, respectively.

         Estimated amortization expense for the twelve months ending March 31 are as follows (in thousands):


                   2004............................   $ 5,049

                   2005............................     3,119

                   2006............................     1,792

                   2007............................     1,760

                   2008............................     1,760
                                                     --------
                                                     $ 13,480
                                                     ========

Note 3 - Deferred Gain on Sale of Joint Venture Interest

         In March 2003, iVillage and Tesco.com Limited, a division of Tesco PLC ("Tesco"), restructured the terms of their joint venture so that Tesco purchased iVillage's entire ownership interest in iVillage UK. iVillage and Tesco also entered into a twenty-year agreement, subject to earlier termination upon the occurrence of certain events, whereby iVillage will license to iVillage UK certain of its content and intellectual property, including trademarks and copyrights, for use in the United Kingdom ("U.K.") and Ireland in exchange for the greater of a minimum monthly license fee or a percentage of iVillage UK's gross revenues. As part of the agreement, the entity will continue to operate under the iVillage UK domain name and will provide users with the same content and offerings.

         All monies received by iVillage under the license agreement will be classified as other income and will be included in the condensed consolidated statement of operations as a gain on sale of joint venture interest. iVillage will receive a minimum of $0.8 million in year one of the license agreement, which will be earned monthly as services are provided. As of March 31, 2003, iVillage has received $0.5 million.

Note 4 - Discontinued Operations

         Net current liabilities of discontinued operations as of March 31, 2003 were as follows (in thousands):

         Other current assets.....................................    $  6
         Accounts payable and accrued expenses....................    (104)
                                                                      ----
         Net current liabilities of discontinued operations.......    $(98)
                                                                      ====

Note 5 - Related Party Transactions

         As part of the acquisition of Women.com, iVillage acquired approximately $4.9 million of prepaid print advertising in certain Hearst magazines. These ads are currently scheduled to appear through July 2003. iVillage recognized approximately $0.1 million and $0.5 million of non-cash print advertising expense from this advertising for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, included in the caption "Other current assets" in the condensed consolidated balance sheet is approximately $0.3 million of prepaid Hearst print advertising.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

         Revenues, net of a royalty payment, from Hearst for the three months ended March 31, 2003 and 2002 were approximately $1.6 million and $1.9 million, respectively. As of March 31, 2003, iVillage owed Hearst approximately $13,445.

Note 6 - Commitments and Contingencies

Leases

         iVillage leases office space and equipment, under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of March 31, 2003:

                   Twelve months ending March 31:     (in thousands)
                   --------------------------------- ------------------
                   2004............................      $ 4,644
                   2005............................        4,362
                   2006............................        4,153
                   2007............................        3,919
                   2008............................        3,729
                                                        --------
                                                        $ 20,807
                                                        ========

Joint Ventures


         iVillage is obligated to fund the ongoing business and operations of Cooperative Beauty Ventures, L.L.C., a joint venture between iVillage and Unilever, but not to exceed $7.0 million. As of March 31, 2003, iVillage has not been required to fund the operations of the venture during 2003 and has contributed, in total, approximately $1.9 million to the venture.

Litigation

         In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2003 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to iVillage from matters described would not be material to the condensed consolidated financial statements.

         Several plaintiffs have filed class action lawsuits in federal court against iVillage, several of its present and former executives and its underwriters in connection with its March 1999 initial public offering. A similar class action lawsuit was filed against Women.com, several of its former executives and its underwriters in connection with Women.com's October 1999 initial public offering. The complaints generally assert claims under the Securities Act, the Exchange Act and rules promulgated by the Securities and Exchange Commission ("SEC"). The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys' fees.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

         In February 2003, the defendants' motion to dismiss certain of the plaintiffs' claims was granted in part, but, for the most part, denied and the lawsuits are now entering the discovery phase.

         In June 2001, Euregio.net commenced an action in Belgium against Women.com claiming damages in excess of 1 million Euros in connection with certain alleged copyright infringements. Despite Women.com's arguments challenging the jurisdiction of the Belgian court, the alleged infringements and the amount of damages, in January 2003 a Belgian court issued a judgment against Women.com in the amount of approximately 850,000 Euros (approximately $926,500 based on the Euro exchange rate as of March 31, 2003). Women.com has been advised by outside legal counsel that Euregio.net would have to commence legal proceedings in the United States to enforce this judgment. Women.com has appealed this judgment in the Belgian courts and will also oppose any effort by the plaintiffs to enforce this judgment in the United States court system.

         iVillage, with the advice of outside legal counsel, believes that the lawsuits and claims asserted against iVillage and Women.com pursuant to these complaints are without merit and intends to vigorously defend against these claims. iVillage does not believe that any of these legal proceedings will have a material adverse effect on iVillage's business, financial condition, results of operations and liquidity.

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

         The discussion and analysis below includes the results of operations of Promotions.com since April 19, 2002.

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

         Included in sponsorship and advertising revenues are revenues from advertising placements in IVPN's publications, videos and Web site, and satellite broadcasts on The Newborn Channel and The Newborn Channel-Spanish (currently offered as an audio overlay to The Newborn Channel). In addition, revenues are generated through a promotional program that offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant parents.

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

         Promotions.com revenues are derived principally from contracts in which Promotions.com typically provides custom turnkey services for the creation, administration and implementation of a promotion. Promotions.com's revenue recognition policy related to its services is to recognize revenues ratably over the period of the promotion, provided that no significant obligations remain in a contract and collection of the resulting receivable is reasonably assured.

         Sponsorship and advertising revenues also include barter revenues, which generally represent exchanges by iVillage of advertising space on its Web sites for reciprocal advertising space on or traffic from other Web sites and/or other advertising mediums. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon iVillage's recent practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage's Web sites. Barter expenses are generally recognized when iVillage's advertisements are displayed on the reciprocal Web sites or properties, which typically is the same period as when advertisements are displayed on iVillage's Web sites, and are included as part of sales and marketing expenses. Revenues from barter transactions were approximately $1.0 million and $0.9 million for the three months ended March 31, 2003 and 2002, respectively.

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

         Revenues from the e-commerce portion of Astrology.com consist of the sale of astrological charts and other related products to visitors to the Astrology.com Web site. iVillage recognizes revenues from Astrology.com product sales, net of any discounts, when products are shipped or e-mailed to customers, the collection of the receivable is reasonably assured and no further obligation remains.

         iVillage received fees from licensing portions of its content in connection with its agreement with PlanetRx.com, Inc. These fees were recognized on a straight-line basis over the life of the contract, which ended in the first quarter of 2002.

         iVillage has received revenues from new initiatives involving subscription-based properties, the sale of iVillage-branded products and services, the sale of third-party products and services and the sale of research. During 2002, iVillage began selling iVillageSolutions-branded consumer products through the iVillage Market located on iVillage.com and launched iVillageAccess, iVillage's Internet service provider ("ISP") offering. In the first quarter of 2003, iVillage released two iVillageSolutions-branded books, through an agreement with a publisher, and expects to release others throughout 2003. iVillage receives a revenue share or royalty on each of the above products when purchased. iVillage recognizes revenues from these new initiatives when products are shipped and/or provided to the customer, the collection of the receivable is reasonably assured and no further obligation remains. Additionally, in the first quarter of 2003, IVPN began to charge hospitals a carriage fee for The Newborn Channel. IVPN recognizes revenues from these carriage fees ratably over the term of the agreement provided the collection of the receivable is reasonably assured. While iVillage believes that one or more of these new initiatives will develop into a recurring source of revenues, iVillage can make no assurance that it will be successful in any of these endeavors.

Goodwill

         Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is typically based upon the future cash flows discounted at a rate commensurate with the risk involved. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

Intangible Assets

         Effective January 1, 2002, iVillage adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and to develop a single accounting model, based on the framework established in SFAS 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used. iVillage reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, iVillage will recognize an impairment when the sum of undiscounted future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved.

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


Results of Operations

Revenues

         Revenues were approximately $12.6 million for the three months ended March 31, 2003, which represents a decline of 16% when compared with the three months ended March 31, 2002. The decline in revenues was primarily due to a decrease in production fees billed by iVillage Consulting of approximately $0.6 million, a decrease of revenues from research initiatives of approximately $1.0 million, a decrease in licensing fees of approximately $0.5 million and a decrease in sponsorship and advertising revenues (excluding Promotions.com) of approximately $0.8 million, partially offset by the acquisition of Promotions.com resulting in identifiable incremental revenues of approximately $0.9 million. Sponsorship and advertising revenues were $10.3 million for the three months ended March 31, 2003, compared to $10.2 million for the corresponding period in 2002. Sponsorship and advertising revenues accounted for approximately 82% and 68% of total revenues for the three months ended March 31, 2003 and 2002, respectively. Revenues from IVPN accounted for approximately 42% and 30% of sponsorship and advertising revenues for the three months ended March 31, 2003 and 2002, respectively. Revenues from Promotions.com accounted for approximately 9% of sponsorship revenues for the three months ended March 31, 2003. Promotions.com was acquired in April 2002, therefore there are no comparative numbers for the corresponding period in 2002.

         In recent years, iVillage has experienced a shift from the larger, higher-rate, long-term sponsorship agreements that were prevalent a few years ago to smaller, lower-rate, short-term advertising agreements. This trend has made it more difficult for iVillage to both achieve period-to-period revenue growth and accurately project future quarterly revenues.

         Included in sponsorship and advertising revenues are barter transactions, which accounted for approximately 9% of sponsorship and advertising revenues for each of the three months ended March 31, 2003 and 2002.

         Included in revenues are production fees received from work performed (primarily for Hearst, a related party) by iVillage Consulting, which accounted for approximately 7% and 10% of total revenues for the three months ended March 31, 2003 and 2002, respectively.

         Included in revenues are subscription-based fees derived from the services provided by PAG, which accounted for approximately 4% and 5% of total revenues for the three months ended March 31, 2003 and 2002, respectively.

         Included in revenues are fees received from licensing portions of iVillage's content, and fees from chart sales through Astrology.com, which accounted for approximately 5% and 9% of total revenues for the three months ended March 31, 2003 and 2002, respectively.

         Included in revenues are fees from new initiatives involving online subscription-based properties, the sale of iVillage-branded products and services, the sale of third-party products, the sale of research and The Newborn Channel's carriage fee, which in the aggregate accounted for approximately 2% and 8% of total revenues for the three months ended March 31, 2003 and 2002, respectively.

         For the three months ended March 31, 2003 and 2002, respectively, revenues from iVillage's five largest customers accounted for approximately 33% and 45% of total revenues. One customer, Hearst, a related party, accounted for approximately 13% of total revenues for the three months ended March 31, 2003. Three customers, Hearst, Procter and Gamble, and Unilever, accounted for approximately 13%, 11% and 10% of total revenues for the three months ended March 31, 2002, respectively. At March 31, 2003 and December 31, 2002, Procter and Gamble accounted for approximately 20% and 26% of the net accounts receivable, respectively.

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

Operating Expenses

Editorial, Product Development and Technology.

         Editorial, product development and technology expenses consist primarily of payroll and related expenses for the editorial, technology, Web site design and production staffs, severance costs for terminated employees, the cost of communications, related expenditures necessary to support iVillage's Web sites, software development, technology and support operations, and an allocation of facility expenses, which is based on the number of personnel. Editorial, product development and technology expenses for the three months ended March 31, 2003 were approximately $7.6 million, or 60% of total revenues. Editorial, product development and technology expenses were approximately $6.7 million, or 44% of total revenues, for the corresponding period in 2002. The increase between the comparable three-month periods was primarily attributable to higher costs involved with a larger custom publication created in the first quarter of 2003, as compared to a custom publication created in the first quarter of 2002, by IVPN on behalf of a advertiser of approximately $0.4 million, increased circulation and production costs associated with IVPN's magazines and videos of approximately $0.3 million, as well as the acquisition of Promotions.com resulting in incremental expenses of approximately $0.3 million, partially offset by a decrease in salaries, severance and related expenses of approximately $0.2 million. Editorial, product development and technology expenses increased as a percentage of total revenues for the three months ended March 31, 2003, when compared to the same period in 2002, as a result of the increase in expenses coupled with a decline in revenues.

Sales and Marketing.

         Sales and marketing expenses consist primarily of costs related to distribution agreements, payroll and expenses for sales and marketing personnel, severance costs for terminated employees, commissions, advertising and other marketing-related expenses, and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the three months ended March 31, 2003 were approximately $5.5 million, or 44% of total revenues. Sales and marketing expenses were approximately $11.4 million, or 76% of total revenues, for the comparable period in 2002. The decrease in sales and marketing expenses for the three-month period ended March 31, 2003 as compared to 2002 was primarily attributable to the negotiated advertising spend and termination of an advertising agreement with National Broadcasting Company, Inc. ("NBC") in the first quarter of 2002 resulting in charges of approximately $1.3 million and $4.1 million, respectively, and in 2003 a decrease in online media expenses, Hearst print expenses and salaries, commissions and related benefits of approximately $1.0 million, $0.4 million and $0.1 million, respectively, partially offset by incremental sales and marketing expenses related to the Promotions.com acquisition of approximately $0.9 million. Sales and marketing expenses decreased as a percentage of total revenues for the three months ended March 31, 2003, as compared to the same period in 2002, due to a larger percentage decrease in sales and marketing expenses, as compared to the decline in revenues.

         Included in sales and marketing expenses are barter transactions, which amounted to approximately 20% of total sales and marketing costs during the three months ended March 31, 2003, compared to 7% of total sales and marketing costs for the comparable period in 2002.

General and Administrative.

         General and administrative expenses consist primarily of payroll, related expenses and benefits for the executive management, finance, allocated facilities, human resources and legal employees, general corporate overhead, and other professional fees. General and administrative expenses for the three months ended March 31, 2003 were $3.0 million, or 24% of total revenues. For the comparable period in 2002, general and administrative expenses were $2.8 million, or 19% of total revenues. The increase in general and administrative expenses for the comparable three-month periods was primarily due to the acquisition of Promotions.com resulting in incremental costs of approximately $0.1 million and higher insurance costs of approximately $0.1 million. General and administrative expenses increased as a percentage of total revenues for the three months ended March 31, 2003, compared to the comparable period in 2002, as a result of the slight increase in expenses coupled with a decline in revenues.

         In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three months ended March 31, 2003 and 2002, iVillage reversed approximately $0.1 million and $0.2 million, respectively, of accruals included in operating expenses due to a change in estimate on services previously provided. This amount was offset by additional accruals for various operating expenses.

Depreciation and Amortization.

         Depreciation and amortization expenses for the three months ended March 31, 2003 were approximately $2.7 million, or 22% of total revenues. For the comparable period in 2002, depreciation and amortization expenses were $3.0 million, or 20% of total revenues, respectively. The dollar decrease in depreciation and amortization for the comparable three-month periods was primarily due to several intangible assets being fully amortized in 2002, partially offset by amortization expense on intangible assets acquired with the Promotions.com acquisition in April 2002.

Interest Income, Net

         Interest income, net includes primarily interest income from iVillage's cash balances and interest earned on stockholders' notes receivable. Interest income, net for the three months ended March 31, 2003 was approximately $0.1 million, or 1% of total revenues. For the comparable period in 2002, interest income, net was $0.2 million, or 1% of total revenues. The decrease between 2003 and 2002 was primarily due to the repayment of the NBC loan in the first quarter of 2002.

Net Loss

         iVillage recorded a net loss of approximately $6.1 million, or $0.11 per share, for the three months ended March 31, 2003. For the comparable period in 2002, iVillage recorded a net loss of approximately $17.9 million, or $0.34 per share. The decrease in net loss for the three months ended March 31, 2003 compared to the same period in 2002 was primarily due to the following 2002 events: the adoption of SFAS 142 which resulted in a change in accounting principle charge of approximately $9.2 million and the negotiated advertising spend and termination of an advertising agreement with NBC of approximately $1.3 million and $4.1 million, respectively, partially offset by lower revenues in 2003 of approximately $2.5 million.

Liquidity and Capital Resources

         Financial Reporting Release No. 61, released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. iVillage currently does not maintain any off-balance sheet arrangements.

         As of March 31, 2003, iVillage had approximately $18.9 million in cash and cash equivalents and approximately $8.5 million of restricted cash. Cash equivalents include money market accounts. The restricted cash includes money held for a letter of credit collateralizing a real estate lease for iVillage's New York office space. iVillage maintains its cash and cash equivalents in highly rated financial institutions and at times these balances exceed insurable amounts.

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

         In February 2003, iVillage announced a further expense reduction initiative with the goal of reducing annualized costs by approximately $10.0 million, of which approximately $3.0 million were achieved in the first quarter of 2003. iVillage expects to achieve these savings through a reduction of the costs it pays to outside vendors, further real estate consolidation and additional employee staff reductions. As a result, in the three months ended March 31, 2003, iVillage paid approximately $0.3 million for severance and related costs for staff reductions. iVillage's ability to maintain a cash balance at December 31, 2003 comparable to its cash balance at December 31, 2002 is dependent upon iVillage's ability to implement these cost reductions, increase advertising, sponsorship, subscription and other revenues, and/or raise additional financing.

         Net cash used in operating activities increased to approximately $2.5 million for the three months ended March 31, 2003, from approximately $2.1 million for the corresponding period in 2002. The increase in net cash used in operating activities for the three months ended March 31, 2003, compared to the comparable period in 2002, was primarily from a smaller utilization of restricted cash and other assets in 2003 of approximately $5.3 million, as compared to 2002, primarily due to the charge for the negotiated advertising spend and termination of the NBC agreement in 2002, and a decrease in deferred revenue of approximately $0.3 million in 2003 as compared to an increase in deferred revenue of approximately $0.3 million in 2002, offset by a decrease in net loss, less adjustments, of approximately $1.6 million in 2003, a smaller decrease in accounts payable and accrued expenses in 2003 of approximately $3.1 million and a greater influx of cash from accounts receivable of approximately $0.9 million in 2003. The decrease in net loss, less adjustments, was primarily due to a decrease in operating expenses of approximately $5.0 million, partially offset by a decline in revenues of approximately $2.5 million in 2003.

         Cash used in investing activities decreased to approximately $0.1 million for the three months ended March 31, 2003, from approximately $0.2 million for the three months ended March 31, 2002. The overall decrease in cash used in investing activities for the three months ended March 31, 2003 compared to the comparable period in 2002 was from cash received in connection with the revised license agreement with Tesco of approximately $0.5 million, offset by higher fixed asset purchases in 2003 of approximately $0.3 million.

         There was no cash provided by financing activities for the quarter ended March 31, 2003. Cash provided by financing activities amounted to approximately $1.4 million for the quarter ended March 31, 2002. The overall decrease in cash provided by financing activities for the three months ended March 31, 2003 compared to the comparable period in 2002 was primarily due to a decrease in principal payments received for stockholders' notes receivable of approximately $1.3 million in 2003.

         In March 2001, iVillage purchased an additional 30.1% of Cooperative Beauty Ventures, L.L.C. from Unilever for $1.5 million, thereby increasing its ownership to 80.1%. The agreement revised iVillage's funding obligation and provided that iVillage will fund the ongoing business and operations of this venture, not to exceed $7.0 million, and terminated Unilever's funding obligation. As of March 31, 2003, iVillage has not been required to fund the operations of the venture during 2003 and has contributed, in total, approximately $1.9 million to the venture.

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

         iVillage's February 2000 advertising agreement with Unilever, as amended, provides for a Unilever advertising purchase commitment of $14.5 million. Through March 31, 2003, iVillage has earned approximately $13.8 million under the advertising agreement with the remaining approximately $0.7 million to be earned between the period April 1, 2003 through June 30, 2003.

         Pursuant to an amended and restated magazine content license and hosting agreement with Hearst, Hearst committed to purchase from iVillage between approximately $16.4 million and $18.2 million of production and advertising services over a three-year period beginning in June 2001. This agreement also provides for revenue sharing between Hearst and iVillage with respect to advertising revenues obtained by iVillage from the Hearst magazine Web sites and iVillage's other Web sites containing substantial Hearst content. This revenue-sharing arrangement requires that iVillage pay Hearst a royalty payment, based on net advertising revenues, of at least approximately $2.6 million during the three-year term of the agreement. This amount would be reduced on a pro rata basis if Hearst fails to expend its stated annual minimum in production fees in any year of the agreement. In addition, if a shortfall in production fees occurs in any year of the agreement, then Hearst must place additional advertising in an amount equal to 40% of the production fee shortfall.

         Women.com has been party to a multi-year advertising agreement with Procter and Gamble since July 2000. During the third quarter of 2002, this agreement was amended to eliminate the provision for an early termination fee and to lower the minimum guaranteed fee to Women.com to approximately $9.6 million. Women.com has earned approximately $9.2 million under this advertising agreement through March 31, 2003, and approximately $0.4 million of the advertising purchase commitment remains from April 1, 2003 through June 30, 2003.

         In January 2003, iVillage received a notice of determination from the City of New York Department of Finance regarding outstanding commercial rent taxes and applicable interest and penalties. iVillage paid approximately $0.5 million in the second quarter 2003 and believes that it has fully paid and satisfied this obligation.

         In March 2003, iVillage and Tesco restructured the terms of their joint venture so that Tesco purchased iVillage's entire ownership interest in iVillage UK. iVillage and Tesco also entered into a twenty-year agreement, subject to earlier termination upon the occurrence of certain events, whereby iVillage will license to iVillage UK certain of its content and intellectual property, including trademarks and copyrights, for use in the U.K. and Ireland in exchange for the greater of a minimum monthly license fee or a percentage of iVillage UK's gross revenues. iVillage will receive a minimum of $0.8 million in year one of the license agreement, which will be earned monthly as services are provided. As of March 31, 2003, iVillage has received $0.5 million.

         iVillage leases office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under noncancelable operating leases as of March 31, 2003 for the next five years:

                    Year ending March 31:           (in thousands)
                    --------------------             ------------

                    2004........................          $4,644
                    2005........................           4,362
                    2006........................           4,153
                    2007........................           3,919
                    2008........................           3,729
                                                       ---------
                                                         $20,807
                                                       =========

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

         In May 2003, Promotions.com received from its former New York landlord approximately $0.4 million for reimbursement of certain construction expenses.

         In the normal course of business, iVillage enters into contracts that contain a variety of representations, warranties and minimum spend guarantees and which provide general indemnifications. iVillage's maximum exposure under these arrangements is unknown. However, based on experience, iVillage expects the risk of loss to be remote.

           iVillage's capital requirements depend on numerous factors, including:

         o        market acceptance of iVillage's services;

         o the amount of resources iVillage devotes to investments in its business, including entering into joint ventures with and/or the acquisition of other entities;

         o        the resources iVillage devotes to marketing;

         o the resources iVillage devotes to building the infrastructure necessary to enable iVillage to sell subscription-based products and services; and

         o the resources iVillage devotes to selling iVillage's products and services.

Recent Accounting Pronouncements

         In November 2002, the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". The guidance in EITF No. 00-21 is effective for revenue arrangements entered into for fiscal years beginning after June 15, 2003. EITF No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. iVillage does not believe EITF No. 00-21 will have a significant impact on our accounting for multiple element arrangements.

Risk Factors That May Affect Results of Operations and Financial Condition

         The risks and uncertainties described below are not the only ones faced by iVillage. Additional risks and uncertainties not presently known to iVillage or that are currently deemed immaterial may also affect iVillage's business, financial condition and results of operations. These risks should be read in conjunction with the other information set forth in this Form 10-Q and with iVillage's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

         iVillage has not achieved profitability and iVillage expects to continue to incur operating losses for the foreseeable future. iVillage incurred net losses of approximately $6.1 million for the three months ended March 31, 2003, $33.9 million for the year ended December 31, 2002, and $48.5 million for the year ended December 31, 2001. As of March 31, 2003, iVillage's accumulated deficit was approximately $472.9 million.

         iVillage cannot make any assurances that it will achieve sufficient revenues for profitability. Even if iVillage does achieve profitability, iVillage cannot make any assurances that it will be able to sustain or increase profitability on a quarterly or annual basis. If revenues decline or grow slower than iVillage anticipates, or if operating expenses exceed iVillage's expectations or cannot be adjusted accordingly, its business, financial condition and results of operations will be materially adversely affected. Because iVillage's strategy includes acquisitions of, and joint ventures with, other businesses, acquisition and joint venture expenses and any cash used to make these acquisitions and joint ventures will reduce its available cash.

iVillage has a small number of major customers and the loss of a number of these customers could adversely affect its business, financial condition and results of operations.

         For the three months ended March 31, 2003 and 2002, respectively, revenues from iVillage's five largest customers accounted for approximately 33% and 45% of total revenues. One customer, Hearst, a related party, accounted for approximately 13% of total revenues for the three months ended March 31, 2003. Three customers, Hearst, Procter and Gamble, and Unilever, accounted for approximately 13%, 11% and 10% of total revenues for the three months ended March 31, 2002, respectively. At March 31, 2003 and December 31, 2002, Procter and Gamble accounted for approximately 20% and 26% of the net accounts receivable, respectively.

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

         On December 20, 2002, iVillage's common stock was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market after having failed to qualify for continued listing on The Nasdaq National Market. This transfer was necessitated by iVillage's failure to maintain a minimum per share bid price of $1.00 for 10 consecutive trading days after receipt of a letter dated September 17, 2002 from The Nasdaq Stock Market, Inc. ("Nasdaq"). iVillage currently has until September 12, 2003 to regain compliance with The Nasdaq SmallCap Market's minimum per share bid price requirement. In the event that iVillage's common stock fails to maintain a minimum per share bid price of $1.00 for a minimum of 10 consecutive trading days during such grace period, iVillage may receive written notification that its securities will be delisted pursuant to Nasdaq's listing requirements or may receive an additional 90 days to demonstrate compliance if iVillage then meets the initial listing criteria for The Nasdaq SmallCap Market. In the event that iVillage's common stock maintains a minimum per share bid price of $1.00 for a minimum of 30 consecutive days and meets the other listing requirements, iVillage may apply to be reinstated on The Nasdaq National Market. In the event that, after September 12, 2003, iVillage receives written notification that its securities will be delisted, iVillage may appeal the Nasdaq staff's determination to a Nasdaq Listing Qualifications Panel.

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

         As of March 31, 2003, Hearst owned approximately 29.0% of the outstanding shares of iVillage's common stock. In addition, Hearst holds a warrant entitling it to purchase 2,065,695 shares of iVillage's common stock.

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

         o the difficulties of establishing a new joint venture including the need to attract and retain qualified personnel and the need to attract customers and advertisers;

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

         iVillage's market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The growth of the Internet and intense competition in iVillage's industry exacerbates these market characteristics. To achieve its goals, iVillage needs to effectively integrate the various software programs and tools required to enhance and improve its product offerings and manage its business. For example, iVillage's failure to promptly or adequately implement the World Wide Web Consortium's Platform for Privacy Preferences, or P3P, standards could result in reduced user traffic to iVillage's Web sites, regulatory and/or legal claims if iVillage's P3P policy does not conform to iVillage's written privacy policy posted on its Web sites and/or the loss of potential customers. iVillage's future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its services. iVillage may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, iVillage's new enhancements must meet the requirements of iVillage's current and prospective users and must achieve significant market acceptance. iVillage also could incur substantial costs if it needs to modify its services or infrastructure to adapt to these changes. Due to expense reduction initiatives over the last several years, iVillage has not upgraded certain aspects of its technology infrastructure.

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

         o Web search and retrieval and other online service companies, commonly referred to as portals, such as America Online, Inc., Microsoft Corporation's MSN service and Yahoo! Inc.;

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

         Substantially all of iVillage's communications hardware and some of its other computer hardware operations are located at the respective facilities of Cable and Wireless Internet Services, Inc. ("Cable and Wireless") in New Jersey and Verio, Inc. ("Verio") in California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. System failures may adversely affect iVillage's user traffic, which could adversely affect its revenues and operating results and harm its reputation with users, advertisers and commerce partners. Computer viruses, electronic break-ins or other similar disruptive problems, such as those historically experienced by several leading Web sites, could also adversely affect iVillage's Web sites.

         iVillage's insurance policies may not adequately compensate it for any losses that may occur due to any failures or interruptions in its systems. iVillage does not presently have any secondary "off-site" systems or a formal disaster recovery plan. In addition, iVillage cannot assure you that Cable and Wireless and Verio will be able to provide sufficient services for iVillage or that iVillage will be able to, if so desired, engage satisfactory alternative service providers.

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

iVillage may incur liability for the information iVillage publishes or the products and services iVillage sells.

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

         In addition, through iVillage.com, Women.com and IVPN, iVillage distributes publications and broadcasts, over its Web sites and The Newborn Channel, The Newborn Channel-Spanish and The Wellness Channel (the "Channels"), information and advice regarding healthcare, childbirth, infant care and financial and tax issues. iVillage may be exposed to liability claims in connection with this information.

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

         Although iVillage believes that its content and technologies do not infringe upon the intellectual property rights of others, third parties have in the past asserted, and could assert in the future, claims of patent, trademark or copyright infringement or misappropriation of creative ideas or formats against iVillage with respect to iVillage's use of domain names, iVillage's content, the iVillageSolutions book series, Web page formats, Web business methods or any third-party content it publishes or broadcasts. iVillage expects that participants in iVillage's markets will continue to be subject to infringement claims. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention, require iVillage to enter into costly royalty or licensing arrangements or prevent iVillage from using important technologies, ideas or formats, any of which could materially harm iVillage's business, financial condition or results of operations.

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

         o iVillage's ability to identify and predict trends in a timely manner that may impact consumer tastes in baby-related information in Lamaze Publishing's and IVIP's publications, and on The Newborn Channel and The Newborn Channel-Spanish, and health-related information on The Wellness Channel;

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

         Currently, iVillageAccess only provides for a dial-up connection to the Internet. Due to the increased speeds of alternative Internet services connections, such as broadband services like digital subscriber lines, or DSL, and cable technologies, the demand for such alternatives has rapidly increased. iVillage cannot provide any assurances as to the demand for dial-up Internet connections in the future. Although iVillage is considering whether to provide broadband services, it cannot guarantee that in the event it chose to do so that iVillage (i) would have adequate access to such technologies at favorable rates,
(ii) would be able to partner with providers of broadband services, or (iii) would have adequate capital to take advantage of any existing or future opportunities to provide broadband services. iVillage competes in the market for Internet connections with many ISP companies that possess significant financial resources, have well-established brand names, and large existing customer bases. In many markets, these ISP companies already offer, or are expected to offer, broadband Internet access. iVillage's inability to compete with other dial-up Internet service providers, those ISP companies offering broadband services, or other competitors offering advanced Internet connection technologies, could have a material adverse effect on iVillage's business, financial condition and results of operations.

iVillage's sale of iVillageSolutions products, its line of vitamins, minerals and supplements, poses a number of risks that could materially adversely affect iVillage's business, financial condition and results of operations.

         There are a number of risks involved in the sale of iVillageSolutions-branded vitamins, minerals and supplements, including:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 4.  Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures.
             -------------------------------------------------

         iVillage's management maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) which it has designed to ensure that material information related to iVillage, including its consolidated subsidiaries, is made known to iVillage's disclosure committee, which consists of certain members of iVillage's management, on a regular basis.

         Within 90 days prior to the filing of this Quarterly Report for the period ending March 31, 2003, iVillage's disclosure committee carried out an evaluation, under the supervision and with the participation of iVillage's management, including its Chief Executive Officer, Douglas W. McCormick, and Chief Financial Officer, Scott Levine, of the effectiveness of the design and operation of iVillage's disclosure controls and procedures. Based upon that evaluation, Messrs. McCormick and Levine concluded that iVillage's disclosure controls and procedures are effective in ensuring that information required to be disclosed by iVillage in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to iVillage's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

         (b) Changes in Internal Controls.
             -----------------------------

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

               99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

               99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

            (b)   Reports on Form 8-K.
                  --------------------

                  A Report on Form 8-K was furnished on February 5, 2003, reporting under Item 9, and a Report on Form 8-K was filed on February 12, 2003, reporting under Item 5 and Item 7.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        iVILLAGE INC.
                                        (Registrant)


Dated:  May 15, 2003                By:   /s/ Douglas W.  McCormick
                                        ------------------------------------
                                        Douglas W.  McCormick
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)




Dated:  May 15, 2003                By:   /s/ Scott Levine
                                        ----------------------------------
                                        Scott Levine
                                        Chief Financial Officer (Principal
                                        Accounting and Financial Officer)

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

Date: May 15, 2003
                                                      /s/ Douglas W. McCormick
                                                      ------------------------
                                                      Douglas W. McCormick
                                                      Chief Executive Officer

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

Date: May 15, 2003
                                                       /s/ Scott Levine
                                                       -----------------------
                                                       Scott Levine
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