Form 10-Q
period 2003-06-30
IVILLAGE INC
filed 2003-08-18
CIK 1074767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                    FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 2003

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number 000-25469

                                  iVillage Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                           13-3845162
--------------------------------                        -------------------
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                         Identification No.)

500 Seventh Avenue, New York, New York                        10018
--------------------------------------                      -----------
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

            56,084,462 shares of common stock as of August 12, 2003.

                                  iVillage Inc.
                                    Form 10-Q
                       For the Quarter ended June 30, 2003

                                      Index
                                      -----

PART I.    FINANCIAL INFORMATION                                        Page(s)
                                                                        -------

Item 1.    Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2003 (Unaudited)
and December 31, 2002 (Unaudited)...........................................1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 (Unaudited) and 2002 (Unaudited).................2

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2003 (Unaudited) and 2002 (Unaudited).................3

Notes to Condensed Consolidated Financial Statements (Unaudited)............4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................15

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk.....................................................46

Item 4.    Controls and Procedures.........................................46

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...............................................48

Item 2.    Changes in Securities and Use of Proceeds.......................48

Item 3.    Defaults Upon Senior Securities.................................48

Item 4.    Submission of Matters to a Vote of Security Holders.............48

Item 5.    Other Information...............................................48

Item 6.    Exhibits and Reports on Form 8-K................................49

Signatures.................................................................50

Exhibit Index..............................................................51

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                         iVillage Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (Unaudited)

                                                                                      June 30,     December 31,
                                                                                       2003           2002
                                                                                   ------------    ------------
                                     Assets
Current assets:
Cash and cash equivalents ........................................................   $  16,966     $  21,386
Accounts receivable, less allowance for doubtful accounts of
     $1,214 and $1,310, respectively .............................................       5,382         5,336
Other current assets .............................................................       5,470         5,960
                                                                                     ---------     ---------
                  Total current assets ...........................................      27,818        32,682

Restricted cash ..................................................................       8,474         8,474
Fixed assets, net ................................................................       9,467        17,157
Goodwill, net ....................................................................      22,266        24,617
Intangible assets, net ...........................................................      13,933        17,367
Other assets .....................................................................         168           289
                                                                                     ---------     ---------
                  Total assets ...................................................   $  82,126     $ 100,586
                                                                                     =========     =========

                      Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses ............................................   $   9,617     $  10,319
Lease restructuring ..............................................................         613            --
Deferred revenue .................................................................       4,764         3,514
Deferred rent ....................................................................         194           348
Deferred gain on sale of joint venture interest ..................................         342            --
Current liabilities of discontinued operations, net ..............................          98            98
                                                                                     ---------     ---------
                  Total current liabilities ......................................      15,628        14,279

Deferred rent, net of current portion ............................................       2,096         3,926
                                                                                     ---------     ---------
                  Total liabilities ..............................................      17,724        18,205
Minority interest ................................................................         241           181

Commitments and contingencies
Stockholders' equity:
Preferred stock - par value $.01, 5,000,000 shares authorized; no shares issued
     and outstanding as of June 30, 2003 and December 31, 2002, respectively .....          --            --
Common stock - par value $.01, 200,000,000 shares authorized; 56,607,733 and
     56,531,785 shares issued at June 30, 2003 and December 31, 2002, respectively;
     55,404,287 and 55,328,339 shares outstanding as of June 30, 2003 and
     December 31, 2002, respectively .............................................         566           565
Additional paid-in capital .......................................................     549,269       549,203
Accumulated deficit ..............................................................    (484,912)     (466,717)
Treasury stock at cost (1,203,446 shares) ........................................        (502)         (502)
Stockholders' notes receivable ...................................................        (248)         (262)
Unearned compensation and deferred advertising ...................................         (12)          (87)
                                                                                     ---------     ---------
                  Total stockholders' equity .....................................      64,161        82,200
                                                                                     ---------     ---------
                  Total liabilities and stockholders' equity .....................   $  82,126     $ 100,586
                                                                                     =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                 Three months ended June 30,         Six months ended June 30,
                                                                 ---------------------------         -------------------------
                                                                    2003             2002               2003            2002
                                                                 ---------         ---------         ---------       ---------
Revenues .......................................................  $ 13,204         $ 16,072           $ 25,796       $ 31,139

Operating expenses:
   Editorial, product development and technology ...............     7,054            7,302             14,629         13,983
   Sales and marketing .........................................     5,033            5,471             10,475         10,672
   Sales and marketing - NBC/Hearst expenses ...................        --              708                 83          2,867
   Termination of NBC advertising contract .....................        --               --                 --          4,084
   General and administrative ..................................     3,065            3,308              6,097          6,122
   Lease restructuring charge and related impairment of
       fixed assets ............................................     4,025               --              4,025             --
   Depreciation and amortization ...............................     2,225            2,975              4,948          5,934
   Impairment of goodwill, intangible assets and fixed assets ..     4,029               --              4,029             --
                                                                  --------         --------           --------       --------
                  Total operating expenses .....................    25,431           19,764             44,286         43,662
                                                                  --------         --------           --------       --------

Loss from operations ...........................................   (12,227)          (3,692)           (18,490)       (12,523)
Interest income, net ...........................................        41              122                130            285
Gain on sale of joint venture interest .........................       200               --                225             --
                                                                  --------         --------           --------       --------
Net loss before minority interest and
 cumulative effect of change in accounting principle ...........   (11,986)          (3,570)           (18,135)       (12,238)
Minority interest ..............................................       (73)             (34)               (60)           (81)
                                                                  --------         --------           --------       --------
Net loss before cumulative effect of
 change in accounting principle.................................   (12,059)          (3,604)           (18,195)       (12,319)
Cumulative effect of change in accounting principle ............        --               --                 --         (9,181)
                                                                  --------         --------           --------       --------
Net loss .......................................................  $(12,059)        $ (3,604)          $(18,195)      $(21,500)
                                                                  ========         ========           ========       ========
Per share data:
Net loss before cumulative effect of
 change in accounting principle per share ......................  $  (0.22)        $  (0.07)          $  (0.33)      $  (0.23)
Cumulative effect of change in
 accounting principle per share ................................        --               --                 --          (0.17)
                                                                  --------         --------           --------       --------
Basic and diluted net loss per share ...........................  $  (0.22)        $  (0.07)          $  (0.33)      $  (0.40)
                                                                  ========         ========           ========       ========
Weighted average shares of common
 stock outstanding used in computing basic
 and diluted net loss per share ................................    55,550           54,860             55,542         54,135
                                                                  ========         ========           ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements
                         iVillage Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                               Three months ended               Six months ended
                                                                                    June 30,                        June 30,
                                                                            -------------------------     -------------------------
                                                                               2003           2002          2003            2002
                                                                            ---------       ---------     ----------      ---------
Cash flows from operating activities:
     Net loss ...........................................................   $ (12,059)      $ (3,604)      $(18,195)      $(21,500)
Adjustments to reconcile net loss to net cash used
     in operating activities:
     Impairment of goodwill, intangibles and fixed assets
       (including change in accounting principle) .......................       4,029             --          4,029          9,181
     Depreciation and amortization ......................................       2,225          2,975          4,948          5,934
     Non-cash print advertising expense .................................          --            708             83          1,165
     Expense recognized in connection with issuance of
        warrants and stock options ......................................          29             69             75            518
     Minority interest ..................................................          73             34             60             81
     Provision for bad debt expense .....................................          90             43            188             43
     Deferred rent amortization .........................................         (82)           (86)          (168)          (173)
     Lease restructuring charge and related impairment of fixed assets ..       4,025             --          4,025             --
     Amortization of gain on sale of joint venture interest .............        (200)            --           (225)            --
Changes in operating assets and liabilities:
     Accounts receivable ................................................      (1,727)          (707)          (234)           (93)
     Restricted cash and other assets ...................................          45           (692)           528          5,048
     Accounts payable and accrued expenses ..............................         109         (1,888)          (702)        (5,751)
     Lease restructuring ................................................         (31)            --            (31)            --
     Deferred revenue ...................................................       1,593            664          1,250            958
                                                                             --------       --------       --------       --------
Net cash used in operating activities ...................................      (1,881)        (2,484)        (4,369)        (4,589)
                                                                             --------       --------       --------       --------

Cash flows from investing activities:
     Purchase of fixed assets ...........................................        (175)          (181)          (690)          (356)
     Cash paid less cash acquired for acquisition
       of Promotions.com, Inc. ..........................................          --           (234)            (9)          (234)
     Deferred gain on sale of joint venture interest ....................          75             --            567             --
                                                                             --------       --------       --------       --------
Net cash used in investing activities ...................................        (100)          (415)          (132)          (590)
                                                                             --------       --------       --------       --------

Cash flows from financing activities:
     Proceeds from exercise of stock options ............................          67            665             67            748
     Principal payments on stockholders' note receivable ................          14             --             14          1,291
                                                                             --------       --------       --------       --------
Cash provided by investing activities ...................................          81            665             81          2,039
                                                                             --------       --------       --------       --------

Cash used in discontinued operations ....................................          --             --             --            (10)

Net decrease in cash for the period .....................................      (1,900)        (2,234)        (4,420)        (3,150)
Cash and cash equivalents, beginning of period ..........................      18,866         28,915         21,386         29,831
                                                                             --------       --------       --------       --------
Cash and cash equivalents, end of period ................................    $ 16,966       $ 26,681       $ 16,966       $ 26,681
                                                                             ========       ========       ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1-Organization and Basis of Presentation

         iVillage Inc. ("iVillage") is a media company that operates the iVillage.com Web site, Women.com Networks, Inc. (operator of the Women.com Web site) ("Women.com"), iVillage Parenting Network, Inc. ("IVPN"), Public Affairs Group, Inc. ("PAG"), Promotions.com, Inc. ("Promotions.com"), iVillage Consulting, and Knowledgeweb, Inc. (operator of the Astrology.com Web site) ("Astrology.com"). iVillage.com and Women.com are leading women's online destinations providing practical solutions and everyday support for women 18 and over. IVPN is a holding company for Lamaze Publishing Company ("Lamaze Publishing"), a publisher of advertiser supported educational materials for expectant and new parents, and iVillage Integrated Properties, Inc. ("IVIP"), the operator of The Newborn Channel, a satellite television network broadcast in approximately 1,100 hospitals nationwide, and the publisher of Baby Steps magazine. PAG is comprised of three divisions: Business Women's Network, Diversity Best Practices and Best Practices in Corporate Communications, each offering extensive databases of pertinent information to subscribing companies and members. Promotions.com provides promotions and direct marketing programs that are integrated with customers' marketing initiatives.

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

Unaudited Interim Financial Information

         The unaudited interim condensed consolidated financial statements of iVillage as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002, respectively, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the "Securities Act"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with iVillage's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate inter-company elimination adjustments, necessary to present fairly the financial position of iVillage at June 30, 2003, and the results of its operations and its cash flows for the three and six months ended June 30, 2003 and 2002, respectively. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the expected results for the full fiscal year or any future period.

Principles of Consolidation

         The condensed consolidated financial statements include the accounts of iVillage and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Restricted Cash

         Restricted cash consists of money held for a letter of credit collateralizing a real estate lease for iVillage's New York office space (See
Note 10 - Subsequent Events).

Revenue and Receivables

         One customer, Hearst Communications, Inc. (including its affiliates, "Hearst"), a related party, accounted for approximately 12% and 13% of total revenues for the three and six months ended June 30, 2003, respectively. Our five largest customers accounted for approximately 26% and 27% of total revenues for the three and six months ended June 30, 2003, respectively. Three customers, Unilever PLC (including its affiliates, "Unilever"), Procter and Gamble Company ("Procter and Gamble"), and Hearst, accounted for approximately 19%, 11% and 10% of total revenues for the three months ended June 30, 2002, respectively, and 15%, 11% and 11%, of total revenues for the six months ended June 30, 2002, respectively. Our five largest customers accounted for approximately 46% and 44% of total revenues for the three and six months ended June 30, 2002, respectively. At June 30, 2003, Hearst accounted for approximately 23% of the net accounts receivable. At December 31, 2002, Procter and Gamble accounted for approximately 26% of the net accounts receivable.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

         Included in sponsorship and advertising revenues are barter transactions, which totaled approximately $1.0 million and $2.0 million, or 9% of sponsorship and advertising revenues for the three and six months ended June 30, 2003, respectively, and approximately $0.9 million and $1.8 million, or 7% and 8%, for the comparable periods in 2002.

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

Accrued Expenses

         In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three and six months ended June 30, 2003, the Company reversed no amount and approximately $0.1 million, respectively, of accruals included in operating expenses due to a change in estimate on services previously provided for, and approximately $0.4 million and $0.6 million for the comparable periods in 2002. These amounts were offset by additional accruals for various operating expenses.

Net Loss Per Share

         Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

         Included in the June 30, 2003 and 2002 calculation of weighted average number of shares of common stock outstanding are 189,404 and 387,309 shares, respectively, which have not been issued. These shares are being held for former Women.com and Promotions.com stockholders that have not yet exchanged their respective shares for shares of iVillage as of the balance sheet date.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

         Stock options and warrants in the amount of 12,157,010 shares and 13,538,450 shares for the six months ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share as they were anti-dilutive as a result of net losses during the period presented.

Stock-Based Compensation

         iVillage applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option issuances, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No compensation cost related to grants of stock options was reflected in iVillage's net loss, as all options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Compensation cost related to the modification of stock option terms is measured at the quoted market price of iVillage's common stock at the measurement date and is amortized to expense over the vesting period. If compensation cost for iVillage's stock options had been determined based on the fair value of the stock options at the grant date for awards in the three and six months ended June 30, 2003 and 2002 consistent with the provisions of SFAS 123, iVillage's net loss would have been adjusted to the pro forma amounts indicated below:


                                                                         Three months ended June 30,   Six months ended June 30,
                                                                         ---------------------------   -------------------------
                                                                              2003         2002            2003          2002
                                                                         ------------   ------------   ------------    ---------
                                                                                  ($ in thousands except per share data)
Net loss- as reported.............................................         $  (12,059)    $  (3,604)    $ (18,195)    $ (21,500)

Stock-based compensation expense determined under SFAS 123 .......            (1,287)        (2,628)       (4,680)       (5,428)
                                                                           ---------      ---------     ---------     ---------
Net loss - pro forma..............................................         $ (13,346)     $  (6,232)    $ (22,875)    $ (26,928)
                                                                           =========      =========     =========     =========
Net loss per share - as reported..................................         $   (0.22)     $   (0.07)    $   (0.33)    $   (0.40)
                                                                           =========      =========     =========     =========
Net loss per share - pro forma....................................         $   (0.24)     $   (0.11)    $   (0.41)    $   (0.50)
                                                                           =========      =========     =========     =========


         Because options vest over several years and additional option grants are expected to be made in future years, the aformentioned pro forma results are not necessarily indicative of the pro forma results for the full fiscal year or any future period.

         The weighted average assumptions used for grants made in 2003 and 2002 are as follows:

                                             Options granted during the
                                              six months ended June 30,
                                              -------------------------
                                                 2003          2002
                                              ----------    ----------
Risk-free interest rate.....................     2.31%          3.71%
Expected option life........................  4 years        4 years
Dividend yield..............................     0.00%          0.00%
Volatility..................................   108.00%        108.00%
iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board ("FASB") reached a consensus on Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). The guidance in EITF No. 00-21 is effective for revenue arrangements entered into for fiscal years beginning after June 15, 2003. EITF No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company has determined that EITF No. 00-21 will not have a material impact on its financial position, cash flows or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position, cash flows or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The Company does not anticipate that the adoption of SFAS 150 will have a material impact on its financial position, cash flows or results of operations.

Note 2 - Fixed Assets

         In the second quarter of 2003, the Company abandoned a portion of its New York leased real estate. In connection with the abandonment, the Company incurred an impairment of fixed assets related to the leasehold improvements, net of accumulated amortization, of approximately $4.9 million and furniture and fixtures, net of accumulated depreciation, of approximately $0.3 million. These amounts are included in the condensed consolidated statements of operations in the caption, "Lease restructuring charge and related impairment of fixed assets" (See Note 8 - Lease Restructuring Charge and Related Impairment of
Fixed Assets).

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

         During the second quarter of 2003, the Company restructured the business operations of Promotions.com (See Note 3 - Goodwill) resulting in an impairment of computer equipment, net of accumulated depreciation, of approximately $0.8 million. This amount is included in the condensed consolidated statements of operations in the caption, "Impairment of goodwill, intangible assets and fixed assets".

Note 3 - Goodwill

         Effective January 1, 2002, iVillage adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount. Upon completion of the transitional impairment test, the fair value for Reporting unit - 2 did not exceed the reporting unit's carrying value and an impairment was recorded of approximately $9.2 million in the first quarter of 2002. In the second quarter of 2003, the Company restructured the business operations of Reporting unit - 4 by outsourcing most of the operations of the Promotions.com business unit and by changing the Webstakes.com business model, and as a result, the fair value of Reporting unit - 4 did not exceed the reporting unit's carrying value and an impairment was recorded of approximately $2.6 million. This amount is included in the condensed consolidated statements of operations in the caption, "Impairment of goodwill, intangible assets and fixed assets".

         The following table sets forth the components of goodwill, net as of June 30, 2003 and December 31, 2002 (in thousands):

                                                                   Adjustment to
                                 December 31,                        purchase        Impairment     June 30,
                                    2002          Acquisition       accounting         losses         2003
                                 -----------      -----------      ------------      ------------   ---------
Reporting unit - 1.........       $  18,770        $      --        $       --        $      --     $  18,770
Reporting unit - 2.........           1,693               --                --               --         1,693
Reporting unit - 3.........           1,803               --                --               --         1,803
Reporting unit - 4.........           2,351               --               295           (2,646)           --
                                  ---------        ---------        ----------        ---------     ---------
                                  $  24,617        $      --        $      295        $  (2,646)    $  22,266
                                  =========        =========        ==========        =========     =========

         Reporting unit - 1 includes the iVillage, Women.com, Astrology.com and Cooperative Beauty Ventures, L.L.C. entities; Reporting unit - 2 includes the Lamaze Publishing and The Newborn Channel entities; Reporting unit - 3 includes PAG; Reporting unit - 4 includes Promotions.com consisting of the Promotions.com and Webstakes.com business units.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4- Intangible Assets

         Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" ("SFAS 121") and to develop a single accounting model, based on the framework established in SFAS 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment when the sum of undiscounted future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. During the second quarter of 2003, the Company restructured the business operations of Reporting unit - 4 (See Note 3 - Goodwill), and as a result, the fair value was less than the carrying amount of certain intangible assets and an impairment was recorded of approximately $0.7 million. This amount is included in the condensed consolidated statements of operations in the caption, "Impairment of goodwill, intangible assets and fixed assets".

         Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from two to ten years. The following table sets forth the components of the intangible assets subject to amortization as of June 30, 2003 and December 31, 2002 (in thousands):


                                                                   June 30, 2003                             December 31, 2002
                                             --------------------------------------------------------  ----------------------------
                                    Range of   Gross      Adjustment                                    Gross
                                     useful   carrying   to purchase  Impairment  Accumulated          carrying   Accumulated
                                      life     amount     accounting    losses    amortization   Net    amount   amortization  Net
                                   ---------  --------   -----------  ---------   ------------  -----  --------  ------------ -----
Advertiser and member list and
 customer contracts.............   2-10 years $ 21,150    $    --    $  (718)     $(9,644)    $10,788  $ 21,150  $ (7,803)  $13,347
Trademarks and domain names.....    3 years      3,424       (197)        --       (2,393)        834     3,424    (2,009)    1,415
Licensing agreement.............   10 years      2,900         --         --       (1,120)      1,780     2,900      (975)    1,925
Technology......................    3 years        890         --         --         (359)        531       890      (210)      680
Non-competition agreements......    1 year         810         --         --         (810)         --       810      (810)       --
Content.........................    3 years        600         --         --         (600)         --       600      (600)       --
                                              --------   --------   --------     --------     -------  --------  --------   -------
                                              $ 29,774    $  (197)   $  (718)    $(14,926)    $13,933  $ 29,774  $(12,407)  $17,367
                                              ========   ========   ========     ========     =======  ========  ========   =======

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

         Amortization expense for the six months ended June 30, 2003 and 2002 was approximately $2.5 million and $2.7 million, respectively.

         Estimated amortization expense for the twelve months ending June 30 are as follows (in thousands):


         2004................................    $  4,524

         2005................................       2,124

         2006................................       1,760

         2007................................       1,760

         2008................................       1,760
                                                 --------
                                                 $ 11,928
                                                 ========

Note 5 - Deferred Gain on Sale of Joint Venture Interest

         In March 2003, iVillage and Tesco.com Limited, a division of Tesco PLC ("Tesco"), restructured the terms of their joint venture so that Tesco purchased iVillage's entire ownership interest in iVillage UK. iVillage and Tesco also entered into a twenty-year agreement, subject to earlier termination upon the occurrence of certain events, whereby iVillage licenses to iVillage UK certain of its content and intellectual property, including trademarks and copyrights, for use in the United Kingdom ("U.K.") and Ireland in exchange for the greater of a minimum monthly license fee or a percentage of iVillage UK's gross revenues. As part of the agreement, the entity continues to operate under the iVillage UK domain name and provides users with the same content and offerings.

         All monies received by iVillage under the license agreement will be classified as other income and will be included in the condensed consolidated statements of operations as a gain on sale of joint venture interest. iVillage will receive a minimum of $0.8 million in year one of the license agreement, which will be earned monthly as services are provided. As of June 30, 2003, iVillage has received $0.5 million.

Note 6 - Discontinued Operations

         Net current liabilities of discontinued operations as of June 30, 2003 were as follows (in thousands):

          Accounts payable and accrued expenses.................   $      (98)
                                                                   ==========
          Net current liabilities of discontinued operations....   $      (98)
                                                                   ==========

Note 7 - Related Party Transactions

         As part of the acquisition of Women.com, iVillage acquired approximately $4.9 million of prepaid print advertising in certain Hearst magazines. These ads appeared through July 2003. iVillage recognized no amount and approximately $0.1 million of non-cash print advertising expense from this advertising for the three and six months ended June 30, 2003, respectively, and $0.7 million and $1.2 million for the comparable periods in 2002. As of June 30, 2003, included in the caption "Other current assets" in the condensed consolidated balance sheet is approximately $0.3 million of prepaid Hearst print advertising.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

         Revenues, net of royalty payments, from Hearst for the three and six months ended June 30, 2003 were approximately $1.6 million and $3.2 million, respectively. For the three and six months ended June 30, 2002, revenues, net of royalty payments, from Hearst were approximately $1.6 million and $3.5 million, respectively.

Note 8 - Lease Restructuring Charge and Related Impairment of Fixed Assets

         In the second quarter of 2003, the Company abandoned a significant portion of its New York leased real estate. As a result, the Company incurred a lease restructuring charge of approximately $0.6 million. In addition the Company wrote off fixed assets of approximately $5.2 million that were impaired with the abandonment of the leased space (See Note 2- Fixed Assets) and reduced the liability for deferred rent, associated with the abandoned leased space, by approximately $1.8 million. These amounts are included in the condensed consolidated statements of operations in the caption "Lease restructuring charge and related impairment of fixed assets" (See Note 10 - Subsequent Events).

Note 9 - Commitments and Contingencies

Leases

         iVillage leases office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of June 30, 2003:

         Twelve months ending
         June 30:                         (in thousands)
         -----------------------------------------------
         2004..............................    $  4,476
         2005..............................       4,362
         2006..............................       4,058
         2007..............................       3,854
         2008..............................       3,729
                                               --------
                                               $ 20,479
                                               ========

         In July 2003, the Company entered into a lease amendment with the landlord of its New York headquarters that will become effective upon satisfaction of certain conditions (See Note 10 - Subsequent Events). The lease amendment provides for a reduction in leased space, as well as a reduction in rent per square foot. When effective, the future minimum lease payments under non-cancelable operating leases for the next five years will be approximately $9.6 million.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Joint Ventures

         iVillage is obligated to fund the ongoing business and operations of Cooperative Beauty Ventures, L.L.C., a joint venture between iVillage and Unilever, but not to exceed $7.0 million. iVillage has not been required to fund the operations of the venture during 2002 and 2003 and, as of June 30, 2003, has contributed, in total, approximately $1.9 million to the venture.

Litigation

         In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2003 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to iVillage from matters described would not be material to the condensed consolidated financial statements.

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

         In February 2003, the defendants' motion to dismiss certain of the plaintiffs' claims was granted in part, but, for the most part, denied.

         In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants, the issuer officers and directors named as defendants, and the issuers' insurance companies. The proposed settlement generally provides, among other things, that the issuer defendants and related individual defendants will be released from the litigation without any liability other than certain expenses incurred to date in connection with the litigation, the issuer defendants' insurers will guarantee $1.0 billion in recoveries by plaintiff class members, the issuer defendants will assign certain claims against the underwriter defendants to the plaintiff class members, and the issuer defendants will have the opportunity to recover certain litigation-related expenses if the plaintiffs recover more than $5.0 billion from the underwriter defendants.

         The respective boards of directors of iVillage and Women.com each approved the proposed settlement in July 2003. The proposed settlement is now subject to approval by the other involved parties as well as to the final approval of the court. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

         In June 2001, Euregio.net commenced an action in Belgium against Women.com claiming damages in excess of 1 million Euros in connection with certain alleged copyright infringements. Despite Women.com's arguments challenging the jurisdiction of the Belgian court, the alleged infringements and the amount of damages, in January 2003 a Belgian court issued a judgment against Women.com in the amount of approximately 850,000 Euros (approximately $977,670 based on the Euro exchange rate as of June 30, 2003). Women.com has been advised by outside legal counsel that Euregio.net would have to commence legal proceedings in the United States to enforce this judgment. Women.com has appealed this judgment in the Belgian courts and will also oppose any effort by the plaintiffs to enforce this judgment in the United States court system.

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

Note 10 - Subsequent Events

         In July 2003, iVillage entered into a lease amendment with the landlord of its New York headquarters that will become effective upon satisfaction of certain conditions. When the lease amendment becomes effective, iVillage will surrender the approximately $8.5 million classified as restricted cash to the landlord. iVillage currently expects to incur a charge of approximately $5.0 million to $5.5 million, depending on the effective date of the lease amendment, in the third quarter of 2003 in connection with this transaction.

         On July 25, 2003, iVillage acquired the Web site, trademarks, key contracts and other related assets of gURL.com for an immaterial amount of cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project," and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by or on behalf of iVillage is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond our control, in addition to those risks discussed below and in our other public filings, press releases and statements by our management, including (i) the volatile and competitive nature of the media industry, (ii) changes in domestic and foreign economic, political and market conditions, (iii) the effect of federal, state and foreign regulation on our business, (iv) the impact of recent and future acquisitions and joint ventures on our business and financial condition, (v) our ability to establish and maintain relationships with advertisers, sponsors, and other third party providers and partners, and (vi) the impact of pending litigation on our business and financial condition. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

         iVillage is a media company that operates iVillage.com, Women.com, IVPN, PAG, Promotions.com, iVillage Consulting and Astrology.com. iVillage.com and Women.com are leading women's online destinations providing practical solutions and everyday support for women 18 and over. IVPN is a holding company for Lamaze Publishing, a publisher of advertiser supported educational materials for expectant and new parents, and IVIP, the operator of The Newborn Channel, a satellite television network broadcast in approximately 1,100 hospitals nationwide, and the publisher of Baby Steps magazine. PAG is comprised of three divisions: Business Women's Network, Diversity Best Practices and Best Practices in Corporate Communications, each offering extensive databases of pertinent information to subscribing companies and members. Promotions.com provides promotions and direct marketing programs that are integrated with customers' offline marketing initiatives.

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

         Included in sponsorship and advertising revenues are revenues from advertising placements in IVPN's publications, videos and Web site, and broadcasts of The Newborn Channel and The Newborn Channel-Spanish (currently offered as an audio overlay to The Newborn Channel). In addition, sponsorship and advertising revenues from IVPN include promotional programs that offer advertisers the ability to distribute samples, coupons and promotional literature to new and expectant parents, as well as custom publications and mailings created and distributed on behalf of advertisers.

         Sponsorship and advertising revenues also include revenues from Promotions.com which generates revenues through Webstakes.com, a Web site dedicated to Internet sweepstakes and promotions, and Promotions.com, a full service integrated promotions services group.

         Webstakes.com revenues are derived principally from service contracts whereby Webstakes.com recognizes revenues based on either a "cost-per-click" or a "cost-per-action" pricing model. With a cost-per-click pricing model, Webstakes.com generally earns revenues by delivering its visitors to its customer's Web site. Webstakes.com recognizes revenue related to its cost-per-click pricing model when a visitor has been delivered to the customer's Web site and the collection of the corresponding receivable is reasonably assured. Revenue is recognized differently in a cost-per-action pricing model, which requires Webstakes.com to not only deliver the aforementioned visitor, but also a specific user action such as purchasing a product or registering for more information or as a member of the customer's Web site in order for Webstakes.com to earn revenue. Webstakes.com recognizes revenue related to the cost-per-action pricing model when the specific action has been performed on its customer's Web site and the collection of the corresponding receivable is reasonably assured.

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

         Sponsorship and advertising revenues also include barter revenues, which generally represent exchanges by iVillage of advertising space on its Web sites for reciprocal advertising space on or traffic from other Web sites and/or other advertising mediums. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon iVillage's recent practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage's Web sites. Barter expenses are generally recognized when iVillage's advertisements are displayed on the reciprocal Web sites or properties, which typically is the same period as when advertisements are displayed on iVillage's Web sites, and are included as part of sales and marketing expenses. Revenues from barter transactions were approximately $1.0 million and $2.0 million for the three and six months ended June 30, 2003, respectively, and approximately $0.9 million and $1.8 million, for the comparable periods in 2002.

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

         iVillage has received revenues from new initiatives involving subscription-based properties, the sale of iVillage-branded products and services, the sale of third-party products and services and the sale of research. During 2002, iVillage began selling iVillageSolutions-branded consumer products through the iVillage Market located on iVillage.com and launched iVillageAccess, iVillage's Internet service provider ("ISP") offering. In the first half of 2003, iVillage released seven iVillageSolutions-branded books, through an agreement with a publisher, and expects to release others throughout 2003. iVillage receives a revenue share or royalty on each of the above products when purchased. iVillage recognizes revenues from these new initiatives when products are shipped and/or provided to the customer, the collection of the receivable is reasonably assured and no further obligation remains. Additionally, in the first quarter of 2003, IVPN began to charge hospitals a carriage fee for The Newborn Channel. IVPN recognizes revenues from these carriage fees ratably over the term of the agreement provided the collection of the receivable is reasonably assured. While iVillage believes that one or more of these new initiatives will develop into a recurring source of revenues, iVillage can make no assurance that it will be successful in any of these endeavors.

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

Intangible Assets

         iVillage reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, iVillage will recognize an impairment when the fair value is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved.

Fixed Assets

         Depreciation of equipment, furniture and fixtures, and computer software is provided for by the straight-line method over their estimated useful lives ranging from three to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions, and expenditures which extend the useful lives of existing assets, are capitalized, and repair and maintenance costs are charged to operations as incurred.
iVillage continually evaluates whether current events or circumstances warrant adjustments to the carrying value or estimated useful lives of fixed assets in accordance with the provisions of SFAS 144.

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


Results of Operations

Revenues

         Revenues were approximately $13.2 million and $25.8 million for the three and six months ended June 30, 2003, respectively, which represents a decline of 18% and 17% when compared with revenues of approximately $16.1 million and $31.1 million for the three and six months ended June 30, 2002, respectively. The decline in revenues for the six months ended June 30, 2003, as compared to 2002, was primarily due to a decrease in production fees billed by iVillage Consulting of approximately $0.9 million, a decrease of revenues from research initiatives of approximately $1.1 million, a decrease in licensing fees of approximately $0.5 million and a decrease in sponsorship and advertising revenues (excluding Promotions.com) of approximately $3.8 million primarily from the expiration of some long-term contracts, partially offset by the acquisition of Promotions.com resulting in identifiable incremental revenues of approximately $1.0 million. Sponsorship and advertising revenues were approximately $10.3 million and $20.5 million for the three and six months ended June 30, 2003, respectively, compared to $13.1 million and $23.3 million for the corresponding periods in 2002. Sponsorship and advertising revenues accounted for approximately 78% and 80% of total revenues for the three and six months ended June 30, 2003, respectively, compared to approximately 82% and 75% of total revenues for the corresponding periods in 2002. Revenues from IVPN accounted for approximately 30% and 36% of sponsorship and advertising revenues for the three and six months ended June 30, 2003, respectively, compared to approximately 22% and 25% for the corresponding periods in 2002. The percentage increase in 2003 is primarily from a larger IVPN custom publication created in the first quarter of 2003, as compared to a custom publication created in the first quarter of 2002, on behalf of an advertiser, combined with the decline in sponsorship and advertising revenues. Revenues from Promotions.com accounted for approximately 9% of sponsorship revenues for each of the three and six months ended June 30, 2003, respectively, compared to approximately 6% and 3% for the corresponding periods in 2002.

         In recent years, iVillage has experienced a shift from the larger, higher-rate, long-term sponsorship agreements that were prevalent a few years ago to smaller, lower-rate, short-term advertising agreements. This trend has made it more difficult for iVillage to both achieve period-to-period revenue growth and accurately project future quarterly revenues.

         Included in sponsorship and advertising revenues are barter transactions, which accounted for approximately 9% of sponsorship and advertising revenues for each of the three and six months ended June 30, 2003, respectively, and approximately 7% and 8% of sponsorship and advertising revenues for the corresponding periods in 2002.

         Included in revenues are production fees received from work performed (primarily for Hearst, a related party) by iVillage Consulting, which accounted for approximately 6% and 7% of total revenues for the three and six months ended June 30, 2003, respectively, compared to approximately 7% and 8% for the corresponding periods in 2002.

         Included in revenues are subscription-based fees derived from the services provided by PAG, which accounted for approximately 9% and 7% of total revenues for the three and six months ended June 30, 2003, respectively, compared to approximately 5% for each of the corresponding periods in 2002.

         Included in revenues are fees received from licensing portions of iVillage's content, and fees from chart sales through Astrology.com, which accounted for approximately 5% of total revenues for each of the three and six months ended June 30, 2003, compared to approximately 5% and 7% for the corresponding periods in 2002.

         Included in revenues are fees from new initiatives involving online subscription-based properties, the sale of iVillage-branded products and services, the sale of third-party products, the sale of research and The Newborn Channel's carriage fee, which in the aggregate accounted for approximately 1% of total revenues for each of the three and six months ended June 30, 2003, compared to approximately 2% and 5% for the comparable periods in 2002.

         For the three and six months ended June 30, 2003, revenues from iVillage's five largest customers accounted for approximately 26% and 27% of total revenues, respectively. One customer, Hearst, accounted for approximately 12% and 13% of total revenues for the three and six months ended June 30, 2003, respectively. Three customers, Unilever, Procter and Gamble, and Hearst, accounted for approximately 19%, 11% and 10% of total revenues for the three months ended June 30, 2002, respectively, and 15%, 11% and 11%, of total revenues for the six months ended June 30, 2002, respectively. Our five largest customers accounted for approximately 46% and 44% of total revenues for the three and six months ended June 30, 2002, respectively.

         iVillage anticipates that its results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers, including Procter and Gamble, Unilever and Hearst. iVillage's contracts with Unilever and Procter and Gamble expired in June 2003, and iVillage's contract with Hearst expires in June 2004. iVillage can make no assurances as to whether these expiring contracts will be renewed, or if so renewed, that they will be on similar terms as the expiring agreements. Because iVillage's largest customers have varied over time in the past, iVillage anticipates that they will continue to do so in the future. Consequently, the loss of even a small number of iVillage's largest customers at any one time may adversely affect iVillage's business, financial condition and results of operations, unless iVillage is able to enter into a sufficient number of new comparable contracts.

Operating Expenses

Editorial, Product Development and Technology.

         Editorial, product development and technology expenses consist primarily of payroll and related expenses for the editorial, technology, Web site design and production staffs, severance costs for terminated employees, the cost of communications, related expenditures necessary to support iVillage's Web sites, software development, technology and support operations, and an allocation of facility expenses, which is based on the number of personnel. Editorial, product development and technology expenses for the three and six months ended June 30, 2003 were approximately $7.1 million and $14.6 million, or 53% and 57% of total revenues, respectively. Editorial, product development and technology expenses were approximately $7.3 million and $14.0 million, or 45% of total revenues for the corresponding periods in 2002. The increase between the comparable six month periods was primarily attributable to higher costs involved with a larger custom publication created in the first quarter of 2003, as compared to a custom publication created in the first quarter of 2002, by IVPN on behalf of an advertiser of approximately $0.3 million, increased circulation and production costs associated with IVPN's magazines, videos and promotional programs of approximately $0.5 million, as well as the acquisition of Promotions.com resulting in incremental expenses of approximately $0.4 million, partially offset by a decrease in salaries, severance and related expenses of approximately $0.7 million. Editorial, product development and technology expenses increased as a percentage of total revenues for the six months ended June 30, 2003, when compared to the same period in 2002, as a result of the increase in expenses coupled with a decline in revenues.

Sales and Marketing.

         Sales and marketing expenses consist primarily of costs related to distribution agreements, payroll and expenses for sales and marketing personnel, severance costs for terminated employees, commissions, advertising and other marketing-related expenses, and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the three and six months ended June 30, 2003 were approximately $5.0 million and $10.6 million, or 38% and 41% of total revenues, respectively. Sales and marketing expenses were approximately $6.2 million and $17.6 million, or 38% and 57% of total revenues, respectively, for the comparable periods in 2002. The decrease in sales and marketing expenses for the six month period ended June 30, 2003 as compared to 2002 was primarily attributable to the negotiated advertising spend and termination of an advertising agreement with National Broadcasting Company, Inc. ("NBC") in the first quarter of 2002 resulting in charges of approximately $1.3 million and $4.1 million, respectively, and in 2003 a decrease in online media expenses and Hearst print expenses of approximately $1.1 million each, partially offset by incremental sales and marketing expenses related to the Promotions.com acquisition of approximately $1.1 million. Sales and marketing expenses decreased as a percentage of total revenues for the six months ended June 30, 2003, as compared to the same period in 2002, due to a larger percentage decrease in sales and marketing expenses, as compared to the decline in revenues.

         Included in sales and marketing expenses are barter transactions, which amounted to approximately 21% of total sales and marketing costs during each of the three and six months ended June 30, 2003, compared to 14% and 9% of total sales and marketing costs for the comparable periods in 2002. Barter transactions increased as a percentage of sales and marketing expenses for the six months ended June 30, 2003, as compared to the same period in 2002, due to the decrease in sales and marketing expenses coupled with an increase in barter expense.

General and Administrative.

         General and administrative expenses consist primarily of payroll, related expenses and benefits for the executive management, finance, allocated facilities, human resources and legal employees, general corporate overhead, a lease restructuring charge and related impairment of fixed assets, and other professional fees. General and administrative expenses for the three and six months ended June 30, 2003 were $7.1 million and $10.1 million, or 54% and 39% of total revenues, respectively. For the comparable period in 2002, general and administrative expenses were $3.3 million and $6.1 million, or 21% and 20% of total revenues, respectively. The increase in general and administrative expenses for the comparable six month periods was primarily due to the lease restructuring charge and related impairment of fixed assets of approximately $4.0 million and higher insurance costs of approximately $0.3 million, partially offset by a decrease in salaries and related benefits of approximately $0.1 million. General and administrative expenses increased as a percentage of total revenues for the six months ended June 30, 2003, compared to the corresponding period in 2002, as a result of the increase in expenses coupled with a decline in revenues.

         In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three and six months ended June 30, 2003, iVillage reversed no amount and approximately $0.1 million of accruals included in operating expenses due to a change in estimate on services previously provided, respectively, compared to approximately $0.4 million and $0.6 million for the corresponding periods in 2002. These amounts were partially offset by additional accruals for various operating expenses.

Depreciation and Amortization.

         Depreciation and amortization expenses for the three and six months ended June 30, 2003 were approximately $2.2 million and $4.9 million, or 17% and 19% of total revenues, respectively. For the comparable periods in 2002, depreciation and amortization expenses were $3.0 million and $5.9 million, or 19% of total revenues, respectively. The dollar decrease in depreciation and amortization for the comparable six month periods was primarily due to several intangible assets being fully amortized in 2002 and the impairments of intangible assets and fixed assets reducing the cost basis on which depreciation and amortization is calculated, partially offset by amortization expense on intangible assets acquired with the Promotions.com acquisition in April 2002.

Interest Income, Net

         Interest income, net includes primarily interest income from iVillage's cash balances and interest earned on stockholders' notes receivable. Interest income, net for the three and six months ended June 30, 2003 was approximately $40,000 and $0.1 million, or less than 1% and 1% of total revenues, respectively. For the comparable periods in 2002, interest income, net was approximately $0.1 million and $0.3 million, or 1% of total revenues, respectively. The decrease between 2003 and 2002 was primarily due to the repayment of the NBC loan in the first quarter of 2002.

Net Loss

         iVillage recorded a net loss of approximately $12.1 million and $18.2 million, or $0.22 per share and $0.33 per share, for the three and six months ended June 30, 2003, respectively. For the comparable periods in 2002, iVillage recorded a net loss of approximately $3.6 million and $21.5 million, or $0.07 per share and $0.40 per share, respectively. The decrease in net loss for the six months ended June 30, 2003 compared to the same period in 2002 was primarily due to the following 2002 events: the adoption of SFAS 142 which resulted in a change in accounting principle charge of approximately $9.2 million and the negotiated advertising spend and termination of an advertising agreement with NBC of approximately $1.3 million and $4.1 million, respectively, offset by the following 2003 events: lower revenues of approximately $5.3 million, a lease restructuring charge and related impairment of fixed assets due to the abandonment of leased real estate of approximately $4.0 million, and the restructuring of the Promotions.com business resulting in the impairment of goodwill, intangible assets and fixed assets of approximately $4.0 million.

Recent Events

         In July 2003, iVillage entered into a lease amendment with the landlord of its New York headquarters that will become effective upon satisfaction of certain conditions. When the lease amendment becomes effective, iVillage will surrender the approximately $8.5 million classified as restricted cash to the landlord. iVillage currently expects to incur a charge of approximately $5.0 million to $5.5 million, depending on the effective date of the lease amendment, in the third quarter of 2003 in connection with this transaction.

         On July 25, 2003, iVillage acquired the Web site, trademarks, key contracts and other related assets of gURL.com for an immaterial amount of cash.

Liquidity and Capital Resources

         Financial Reporting Release No. 61, released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. iVillage currently does not maintain any off-balance sheet arrangements.

         As of June 30, 2003, iVillage had approximately $17.0 million in cash and cash equivalents and approximately $8.5 million of restricted cash (See Recent Events). Cash equivalents include money market accounts. The restricted cash includes money held for a letter of credit collateralizing a real estate lease for iVillage's New York office space. iVillage maintains its cash and cash equivalents in highly rated financial institutions and at times these balances exceed insurable amounts.

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

         In February 2003, iVillage announced a further expense reduction initiative with the goal of reducing annualized costs by up to $10.0 million. To date, iVillage has recognized and/or achieved approximately $8.0 million of annualized savings pursuant to this initiative, primarily through the renegotiation of our New York real estate lease and contracts with third-party vendors, as well as employee staff reductions and other miscellaneous reductions. As iVillage regularly evaluates its cost structure in an effort to improve operational efficiencies, iVillage will continue to seek to identify potential expense reductions that will have a positive effect on iVillage's business, financial condition and results of operations.

         Based on current internal projections, iVillage no longer expects to be able to maintain a cash balance at December 31, 2003 comparable to its cash balance at December 31, 2002, primarily due to previously incurred or anticipated cash expenditures relating to the renegotiation of our New York real estate lease, certain investments in our infrastructure, research initiatives, and other restructuring costs. Despite the short-term negative impact of these expenditures on iVillage's cash balance, iVillage believes that these costs improve the Company's long-term liquidity outlook by contributing to revenue growth opportunities and significantly reducing annualized operating expenses.

         Net cash used in operating activities decreased to approximately $1.9 million for the three months ended June 30, 2003, from $2.5 million for the comparable period in 2002. Net cash used in operating activities decreased to approximately $4.4 million for the six months ended June 30, 2003, from approximately $4.6 million for the corresponding period in 2002. The decrease in net cash used in operating activities for the six months ended June 30, 2003, compared to the comparable period in 2002, was primarily due to a smaller decrease in accounts payable and accrued expenses in 2003 of approximately $5.0 million, offset by a smaller utilization of restricted cash and other assets in 2003 of approximately $4.5 million, as compared to 2002, primarily due to the charge for the negotiated advertising spend and termination of the NBC agreement in 2002.

         Net cash used in investing activities was approximately $0.1 million for each of the three and six months ended June 30, 2003. This compares to cash used in investing activities of approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2002, respectively. The overall decrease in cash used in investing activities for the six months ended June 30, 2003 compared to the comparable period in 2002 resulted from cash received in connection with the revised license agreement with Tesco of approximately $0.6 million in 2003 and cash paid for the acquisition of Promotions.com in 2002 of $0.2 million, offset by higher fixed asset purchases in 2003 of approximately $0.3 million.

         Cash provided by financing activities was approximately $0.1 million for each of the three and six months ended June 30, 2003. This compares to cash provided by financing activities of $0.7 million and $2.0 million for the three and six months ended June 30, 2002, respectively. The overall decrease in cash provided by financing activities for the six months ended June 30, 2003 compared to the comparable period in 2002 was primarily due to a decrease in principal payments received for stockholders' notes receivable of approximately $1.3 million in 2003 coupled with a decrease in proceeds from the exercise of stock options of approximately $0.7 million.

         In March 2001, iVillage purchased an additional 30.1% of Cooperative Beauty Ventures, L.L.C. from Unilever for $1.5 million, thereby increasing its ownership to 80.1%. The agreement revised iVillage's funding obligation and provided that iVillage will fund the ongoing business and operations of this venture, not to exceed $7.0 million, and terminated Unilever's funding obligation. iVillage has not been required to fund the operations of the venture during 2002 and 2003 and, as of June 30, 2003, has contributed, in total, approximately $1.9 million to the venture.

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

         iVillage's February 2000 advertising agreement with Unilever, as amended, provided for a Unilever advertising purchase commitment of $14.5 million. Although this agreement expired in June 2003 with iVillage only having earned approximately $14.2 million, iVillage expects the remaining approximately $0.3 million to be earned by the end of 2003.

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

         Women.com was party to a multi-year advertising agreement with Procter and Gamble from July 2000 through June 2003. During the third quarter of 2002, this agreement was amended to eliminate the provision for an early termination fee and to lower the minimum guaranteed fee to Women.com to approximately $9.6 million. Women.com has fully earned the guaranteed fee under this advertising agreement as of June 30, 2003.

         In January 2003, iVillage received a notice of determination from the City of New York Department of Finance regarding outstanding commercial rent taxes and applicable interest and penalties. iVillage paid approximately $0.5 million in the second quarter 2003 and believes that it has fully paid and satisfied this obligation.

         In March 2003, iVillage and Tesco restructured the terms of their joint venture so that Tesco purchased iVillage's entire ownership interest in iVillage UK. iVillage and Tesco also entered into a twenty-year agreement, subject to earlier termination upon the occurrence of certain events, whereby iVillage licenses to iVillage UK certain of its content and intellectual property, including trademarks and copyrights, for use in the U.K. and Ireland in exchange for the greater of a minimum monthly license fee or a percentage of iVillage UK's gross revenues. iVillage will receive a minimum of $0.8 million in year one of the license agreement, which will be earned monthly as services are provided. As of June 30, 2003, iVillage has received $0.5 million.

         iVillage leases office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of June 30, 2003 for the next five years:

              Year ending June 30:           (in thousands)
              --------------------           --------------

              2004.........................     $  4,476
              2005.........................        4,362
              2006.........................        4,058
              2007.........................        3,854
              2008.........................        3,729
                                                --------
                                                $ 20,479
                                                ========

         In January 2003, iVillage received from the landlord of its New York headquarters $0.3 million for reimbursement of certain construction expenses. This landlord still owes iVillage approximately $0.5 million for reimbursement of certain other construction expenses. iVillage maintains $8.5 million of restricted cash that is held for a letter of credit collateralizing this lease.

         In July 2003, iVillage entered into a lease amendment with the landlord of its New York headquarters that will become effective upon satisfaction of certain conditions (See Recent Events). When the lease amendment becomes effective, iVillage will surrender the approximately $8.5 million classified as restricted cash to the landlord and the landlord will pay iVillage the remaining $0.5 million construction reimbursement payment described above. When effective, the future minimum lease payments under non-cancelable operating leases for the next five years will be approximately $9.6 million. Additionally, upon effectiveness, this lease amendment will reduce iVillage's total leased space and rent per square foot, resulting in anticipated cash savings from lower rent payments, real estate taxes and facilities costs in excess of $17.0 million over the remaining term of the lease.

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

Recent Accounting Pronouncements

         In November 2002, the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". The guidance in EITF No. 00-21 is effective for revenue arrangements entered into for fiscal years beginning after June 15, 2003. EITF No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. iVillage has determined that EITF No. 00-21 will not have a material impact on our financial position, cash flows or results of operations.

         In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position, cash flows or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The Company does not anticipate that the adoption of SFAS 150 will have a material impact on its financial position, cash flows or results of operations.

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

         iVillage has not achieved profitability and iVillage expects to continue to incur operating losses for the foreseeable future. iVillage incurred net losses of approximately $18.2 million for the six months ended June 30, 2003, $33.9 million for the year ended December 31, 2002, and $48.5 million for the year ended December 31, 2001. As of June 30, 2003, iVillage's accumulated deficit was approximately $484.9 million.

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

         For the three and six months ended June 30, 2003, revenues from iVillage's five largest customers accounted for approximately 26% and 27% of total revenues, respectively. One customer, Hearst, accounted for approximately 12% and 13% of total revenues for the three and six months ended June 30, 2003, respectively. Three customers, Unilever, Procter and Gamble, and Hearst, accounted for approximately 19%, 11% and 10% of total revenues for the three months ended June 30, 2002, respectively, and 15%, 11% and 11%, of total revenues for the six months ended June 30, 2002, respectively. Our five largest customers accounted for approximately 46% and 44% of total revenues for the three and six months ended June 30, 2002, respectively. At June 30, 2003, Hearst accounted for approximately 23% of the net accounts receivable. At December 31, 2002, Procter and Gamble accounted for approximately 26% of the net accounts receivable.

         iVillage anticipates that its results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. Additionally, iVillage's contracts with Unilever and Procter and Gamble expired in June 2003, and iVillage's contract with Hearst expires in June 2004. iVillage can make no assurances as to whether the expiring contracts of Procter and Gamble, Unilever and Hearst will be renewed, or if so renewed, that they will be on similar terms as the expiring agreements. Because iVillage's largest customers have varied over time in the past, iVillage anticipates that they will continue to do so in the future. Consequently, the loss of even a small number of iVillage's largest customers at any one time may adversely affect iVillage's business, financial condition and results of operations, unless iVillage is able to enter into a sufficient number of new comparable contracts.

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

         As of June 30, 2003, Hearst owned approximately 29.1% of the outstanding shares of iVillage's common stock. In addition, Hearst holds a warrant entitling it to purchase 2,065,695 shares of iVillage's common stock.

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

         o privacy concerns, including those related to the ability of Web sites to gather information about users without their knowledge or consent; and

         o        the increase in unrequested "spamming" e-mail solicitations.


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

         Lamaze Publishing's magazines directly compete with publishers of pre- and post-natal publications such as Gruner and Jahr, Meredith Corporation and Time Inc. These publishers have substantially greater marketing, research and financial resources than Lamaze Publishing. Increased competition may result in less advertising in Lamaze Publishing's magazines and a decline in Lamaze Publishing's advertising rates, which could adversely affect its business, financial condition and results of operations.

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

         o iVillage's ability to continue to sell advertising and sponsorships on its Web sites and IVPN's magazines, videos and Channels;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable.

Item 4. Controls and Procedures.

        (a) Evaluation of Disclosure Controls and Procedures.
        -----------------------------------------------------

         iVillage's management maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) which it has designed to ensure that material information related to iVillage, including its consolidated subsidiaries, is made known to iVillage's disclosure committee, which consists of certain members of iVillage's management, on a regular basis.

         iVillage's disclosure committee has carried out an evaluation, under the supervision and with the participation of iVillage's management, including its Chief Executive Officer, Douglas W. McCormick, and Chief Financial Officer, Scott Levine, of the effectiveness of the design and operation of iVillage's disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, Messrs. McCormick and Levine concluded that iVillage's disclosure controls and procedures are effective in ensuring that information required to be disclosed by iVillage in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to iVillage's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         iVillage's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management, despite the existence of the controls. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As time goes by, controls may become inadequate because of changes in conditions, or the degree of compliance with such policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         (b) Changes in Internal Control over Financial Reporting.
         ---------------------------------------------------------

         There was no change in iVillage's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, iVillage's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

         Reference is made to "Item 3. Legal Proceedings." in iVillage's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a description of certain class action securities lawsuits pending against iVillage and Women.com in connection with their respective 1999 initial public offerings.

         In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants, the issuer officers and directors named as defendants, and the issuers' insurance companies. The proposed settlement generally provides, among other things, that the issuer defendants and related individual defendants will be released from the litigation without any liability other than certain expenses incurred to date in connection with the litigation, the issuer defendants' insurers will guarantee $1.0 billion in recoveries by plaintiff class members, the issuer defendants will assign certain claims against the underwriter defendants to the plaintiff class members, and the issuer defendants will have the opportunity to recover certain litigation-related expenses if the plaintiffs recover more than $5.0 billion from the underwriter defendants.

         The respective boards of directors of iVillage and Women.com each approved the proposed settlement in July 2003. The proposed settlement is now subject to approval by the other involved parties as well as to the final approval of the court. iVillage does not expect this proposed settlement, if approved, to have a material impact on iVillage's financial condition or results of operations. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

         10.1 Employment Agreement, dated as of May 30, 2003, between the Registrant and Douglas W. McCormick.

         10.2 Fifth Amendment to Lease, dated as of June 30, 2003, between the Registrant and 500-512 Seventh Avenue Limited Partnership.

         10.3 Letter Agreement, dated July 22, 2003, between the Registrant and Nancy Evans.

         11       Statement re: computation of earnings per share.

         31 Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

         32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.


(b) Reports on Form 8-K.
    --------------------

         A Report on Form 8-K was furnished on May 7, 2003, reporting under Item 7, Item 9 and Item 12, and a Report on Form 8-K was filed on June 10, 2003, reporting under Item 5 and Item 7.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           iVILLAGE INC.
                                           (Registrant)


Dated:  August 14, 2003                By:  /s/ Douglas W.  McCormick
                                           ---------------------------
                                           Douglas W. McCormick
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)




Dated:  August 14, 2003                By:  /s/ Scott Levine
                                           --------------------------------
                                           Scott Levine
                                           Chief Financial Officer (Principal
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

         10.1 Employment Agreement, dated as of May 30, 2003, between the Registrant and Douglas W. McCormick.

         10.2 Fifth Amendment to Lease, dated as of June 30, 2003, between the Registrant and 500-512 Seventh Avenue Limited Partnership.

         10.3 Letter Agreement, dated July 22, 2003, between the Registrant and Nancy Evans.

         11       Statement re: computation of earnings per share.

         31 Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

         32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.