Form 10-Q
period 2003-09-30
IVILLAGE INC
filed 2003-11-14
CIK 1074767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q
         (Mark One)

         [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2003

                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

                        Commission File Number 000-25469

                                  iVillage Inc.
                                  -------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                13-3845162
                  --------                                ----------
         (State or Other Jurisdiction of                (IRS Employer
         Incorporation or Organization)               Identification No.)

     500 Seventh Avenue, New York, New York                 10018
     --------------------------------------                 -----
    (Address of Principal Executive Offices)              (Zip Code)

                                 (212) 600-6000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


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

           56,151,130 shares of common stock as of November 12, 2003.

                                  iVillage Inc.
                                    Form 10-Q
                    For the Quarter ended September 30, 2003

                                      Index

PART I.          FINANCIAL INFORMATION                                                                       Page
                                                                                                             ----
Item 1.          Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002.......1

                    Condensed Consolidated Statements of Operations for the three and nine months ended
                    September 30, 2003 and 2002................................................................2

                    Condensed Consolidated Statements of Cash Flows for the three and nine months ended
                    September 30, 2003 and 2002................................................................3

                    Notes to Condensed Consolidated Financial Statements.......................................4

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................................................15

Item 3.          Quantitative and Qualitative Disclosures About
                 Market Risk..................................................................................47

Item 4.          Controls and Procedures......................................................................47

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings............................................................................49

Item 4.          Submission of Matters to a Vote of Security Holders..........................................49

Item 6.          Exhibits and Reports on Form 8-K.............................................................50

Signatures....................................................................................................51

Exhibit Index.................................................................................................52

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         iVillage Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (Unaudited)

                                                                 September 30,   December 31,
                                                                      2003           2002
                                                                 -------------   ------------
                                     Assets

Current assets:
Cash and cash equivalents......................................   $  15,448        $  21,386
Accounts receivable, less allowance for doubtful accounts of
     $1,131 and $1,310, respectively...........................       5,601            5,336
Prepaid rent...................................................         318               --
Other current assets...........................................       5,040            5,960
                                                                  ---------        ---------
         Total current assets                                        26,407           32,682

Restricted cash................................................          --            8,474
Fixed assets, net..............................................       7,472           17,157
Goodwill, net..................................................      22,266           24,617
Intangible assets, net.........................................      12,942           17,367
Prepaid rent, net of current portion...........................       3,392               --
Other assets...................................................         165              289
                                                                  ---------        ---------
         Total assets..........................................   $  72,644        $ 100,586
                                                                  =========        =========


                      Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses..........................   $  10,329        $  10,319
Deferred revenue...............................................       4,372            3,514
Deferred rent..................................................         144              348
Deferred gain on sale of joint venture interest................         217               --
Current liabilities of discontinued operations, net............          98               98
                                                                  ---------        ---------
         Total current liabilities.............................      15,160           14,279

Deferred rent, net of current portion..........................       1,519            3,926
                                                                  ---------        ---------
         Total liabilities.....................................      16,679           18,205
  Minority interest............................................         288              181

  Commitments and contingencies

  Stockholders' equity:
  Preferred stock - par value $.01, 5,000,000
     shares authorized; no shares issued
     and outstanding as of September 30, 2003
     and December 31, 2002, respectively.......................          --               --
  Common stock - par value $.01, 200,000,000 shares authorized;
     56,964,031 and 56,531,785 shares issued at
     September 30, 2003 and December 31, 2002, respectively;
     55,760,585 and 55,328,339 shares outstanding as of
     September 30, 2003 and December 31, 2002, respectively....         570              565
  Additional paid-in capital...................................     550,028          549,203
  Accumulated deficit..........................................    (494,178)        (466,717)
  Treasury stock at cost (1,203,446 shares)....................        (502)            (502)
  Stockholders' notes receivable...............................        (241)            (262)
  Unearned compensation and deferred advertising...............          --              (87)
                                                                  ---------        ---------
           Total stockholders' equity..........................      55,677           82,200
                                                                  ---------        ---------
           Total liabilities and stockholders' equity..........   $  72,644        $ 100,586
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
                                   (Unaudited)

                                                                      Three months ended         Nine months ended
                                                                         September 30,              September 30,
                                                                     --------------------      ---------------------
                                                                       2003        2002          2003        2002
                                                                     --------    --------      --------    --------

Revenues .........................................................   $ 13,562    $ 14,629      $ 39,358    $ 45,768

Operating expenses:
     Editorial, product development and technology ...............      7,551       7,472        22,180      21,455
     Sales and marketing .........................................      4,341       5,346        14,816      16,018
     Sales and marketing - NBC/Hearst expenses ...................        135         568           218       3,435
     Termination of NBC advertising contract .....................         --          --            --       4,084
     General and administrative ..................................      4,198       3,238        10,295       9,360
     Lease restructuring charge and related impairment
         of fixed assets..........................................      5,101          --         9,126          --
     Depreciation and amortization ...............................      1,856       3,153         6,804       9,087
     Impairment of goodwill, intangible assets and
       fixed assets...............................................         --          --         4,029          --
                                                                     --------    --------      --------    --------
         Total operating expenses ................................     23,182      19,777        67,468      63,439
                                                                     --------    --------      --------    --------

Loss from operations .............................................     (9,620)     (5,148)      (28,110)    (17,671)

Interest income, net .............................................         62         146           192         431
Other income, net ................................................        139          16           139          16
Gain on sale of joint venture interest ...........................        200          --           425          --
                                                                     --------    --------      --------    --------
Net loss before minority  interest and cumulative effect of
     change in accounting principle ..............................     (9,219)     (4,986)      (27,354)    (17,224)
Minority interest ................................................        (47)         18          (107)        (63)
                                                                     --------    --------      --------    --------
Net loss before cumulative effect of change in accounting
     principle ...................................................     (9,266)     (4,968)      (27,461)    (17,287)

Cumulative effect of change in accounting principle ..............         --          --            --      (9,181)
                                                                     --------    --------      --------    --------
Net loss .........................................................   $ (9,266)   $ (4,968)     $(27,461)   $(26,468)
                                                                     ========    ========      ========    ========
Per share data:
Net loss before  cumulative  effect of change in accounting
     principle per share .........................................   $  (0.17)   $  (0.09)     $  (0.49)   $  (0.32)
Cumulative effect of change in accounting principle per share ....         --          --            --       (0.17)
                                                                     --------    --------      --------    --------
Basic and diluted net loss per share .............................   $  (0.17)   $  (0.09)     $  (0.49)   $  (0.48)
                                                                     ========    ========      ========    ========
Weighted average shares of common stock outstanding used
     in computing basic and diluted net loss per share ...........     55,753      55,535        55,613      54,607
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
                                   (Unaudited)

                                                                       Three months ended        Nine months ended
                                                                         September 30,              September 30,
                                                                      ---------------------    --------------------
                                                                          2003        2002        2003        2002
                                                                      ---------    --------    --------    --------
Cash flows from operating activities:
   Net loss ........................................................   $ (9,266)   $ (4,968)   $(27,461)   $(26,468)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Impairment of goodwill, intangibles and fixed
    assets (including change in accounting principle) ..............         --          --       4,029       9,181
   Depreciation and amortization ...................................      1,856       3,153       6,804       9,087
   Non-cash print advertising expense ..............................        315         568         398       1,733
   Expense recognized in connection with issuance of
    warrants and stock options .....................................        320         175         395         693
   Minority interest ...............................................         47         (18)        107          63
   Provision for bad debt expense ..................................         20         102         208         145
   Deferred rent amortization ......................................        (42)        (87)       (210)       (260)
   Lease restructuring charge and related impairment
    of fixed assets ................................................        350          --       4,375          --
   Amortization of gain on sale of joint venture interest ..........       (200)         --        (425)         --
Changes in operating assets and liabilities:
   Accounts receivable .............................................       (239)      1,441        (473)      1,348
   Prepaid rent ....................................................     (3,710)         --      (3,710)         --
   Restricted cash and other assets ................................      8,592         339       9,120       5,387
   Accounts payable and accrued expenses ...........................        712      (1,839)         10      (7,590)
   Lease restructuring .............................................        (59)         --         (90)         --
   Deferred revenue ................................................       (392)       (101)        858         857
                                                                      ---------    --------    --------    --------
Net cash used in operating activities...............................     (1,696)     (1,235)     (6,065)     (5,824)
                                                                      ---------    --------    --------    --------

Cash flows from investing activities:
   Purchase of fixed assets ........................................       (209)       (448)       (899)       (804)
   Purchase of intangible assets ...................................       (150)         --        (150)         --
   Cash paid less cash acquired for acquisition of
     Promotions.com, Inc. ..........................................         --        (631)         (9)       (865)
   Deferred gain on sale of joint venture interest .................         75          --         642          --
                                                                      ---------    --------    --------    --------
Net cash used in investing activities...............................       (284)     (1,079)       (416)     (1,669)
                                                                      ---------    --------    --------    --------

Cash flows from financing activities:
   Proceeds from exercise of stock options .........................        455          --         522         748
   Principal payments on stockholders' note receivable..............          7          --          21       1,291
                                                                      ---------    --------    --------    --------
Cash provided by financing activities...............................        462          --         543       2,039
                                                                      ---------    --------    --------    --------

Cash used in discontinued operations................................         --          --          --         (10)
                                                                      ---------    --------    --------    --------

Net decrease in cash for the period ................................     (1,518)     (2,314)     (5,938)     (5,464)
Cash and cash equivalents, beginning of period......................     16,966      26,681      21,386      29,831
                                                                      ---------    --------    --------    --------
Cash and cash equivalents, end of period ...........................   $ 15,448    $ 24,367    $ 15,448    $ 24,367
                                                                      =========    ========    ========    ========

   The accompanying notes are an integral part of these condensed consolidated financial statements
iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Organization and Basis of Presentation

         iVillage Inc. ("iVillage"), The Internet for Women(TM), is a women's media company that operates online and offline properties including iVillage.com, iVillage Parenting Network, Inc. ("IVPN"), Public Affairs Group, Inc. ("PAG"), Promotions.com, Inc. ("Promotions.com"), iVillage Consulting, and Knowledgeweb, Inc. (operator of the Astrology.com Web site) ("Astrology.com"). iVillage.com is a leading women's online destination offering interactive services, peer support, content and online access to experts. IVPN is a holding company for Lamaze Publishing Company ("Lamaze Publishing"), an offline publisher of educational materials for expectant and new parents, and iVillage Integrated Properties, Inc. ("IVIP"), the operator of The Newborn Channel, a satellite television network broadcast in approximately 1,100 hospitals nationwide, and the publisher of Baby Steps magazine. PAG is comprised of three divisions: Business Women's Network, Diversity Best Practices and Best Practices in Corporate Communications, each offering extensive databases of pertinent information to subscribing companies and members. Promotions.com provides promotions and direct marketing programs that are integrated with customers' marketing initiatives.

         iVillage has sustained net losses and negative cash flows from operations since its inception and expects to continue to incur additional net losses in the near future. iVillage's ability to meet its obligations in the ordinary course of business is dependent upon its ability to achieve profitable operations and/or raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, through the launch of new subscription or other revenue-generating initiatives or other sources of financing to fund operations. Unless the market price of iVillage's common stock increases dramatically it is unlikely that iVillage will be able to raise funds through a public offering of its securities, however, management believes that it could raise funds through a private placement of its securities. iVillage can make no assurances that it will achieve profitable operations or that iVillage will be able to obtain adequate financing from other sources. Due primarily to iVillage's lack of profitability, it is unlikely that iVillage will be able to obtain bank financing. Management believes that iVillage's current funds will be sufficient to enable iVillage to meet its planned expenditures through the next twelve months. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources, if those resources were not available on terms acceptable to iVillage, although there can be no assurances in this regard.

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

Unaudited Interim Financial Information

         The unaudited interim condensed consolidated financial statements of iVillage as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002, respectively, included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the "Securities Act"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with iVillage's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate inter-company elimination adjustments, necessary to present fairly the financial position of iVillage at September 30, 2003, and the results of its operations and its cash flows for the three and nine months ended September 30, 2003 and 2002, respectively. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the expected results for the full fiscal year or any future period.

Principles of Consolidation

         The condensed consolidated financial statements include the accounts of iVillage and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Revenue and Receivables

         Two customers, Wal-Mart Stores, Inc. (including its affiliates, "Wal-Mart") and Hearst Communications, Inc. (including its affiliates, "Hearst"), a related party, accounted for approximately 12% and 11% of total revenues for the three months ended September 30, 2003, respectively. One customer, Hearst, accounted for approximately 12% of total revenues for the nine months ended September 30, 2003. iVillage's five largest customers accounted for approximately 32% and 28% of total revenues for the three and nine months ended September 30, 2003, respectively. Two customers, Procter and Gamble Company ("Procter and Gamble"), and Hearst, accounted for approximately 17% and 11% of total revenues for the three months ended September 30, 2002, respectively. Three customers, Procter and Gamble, Hearst and Unilever PLC (including its affiliates, "Unilever") accounted for approximately 13%, 11% and 11%, of total revenues for the nine months ended September 30, 2002, respectively. iVillage's five largest customers accounted for approximately 41% of total revenues for the three and nine months ended September 30, 2002, respectively. At September 30, 2003, Hearst accounted for approximately 30% of the net accounts receivable. At December 31, 2002, Procter and Gamble accounted for approximately 26% of the net accounts receivable.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

         Included in sponsorship and advertising revenues are barter transactions, which totaled approximately $1.1 million and $3.0 million, or 9% of sponsorship and advertising revenues for the three and nine months ended September 30, 2003, respectively, and approximately $0.8 million and $2.6 million, or 6% and 7%, for the comparable periods in 2002.

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

Accrued Expenses

         In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three and nine months ended September 30, 2003, iVillage reversed approximately $0.1 million and $0.2 million, respectively, of accruals included in operating expenses due to a change in estimate on services previously provided for, and approximately $0.5 million and $1.1 million for the comparable periods in 2002. These amounts were offset by additional accruals for various operating expenses.

Net Loss Per Share

         Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

         Included in the September 30, 2003 and 2002 calculation of weighted average number of shares of common stock outstanding are 189,478 and 207,724 shares, respectively, which have not been issued. These shares are being held for former Women.com Networks, Inc. ("Women.com") and Promotions.com stockholders that have not yet exchanged their respective shares for shares of iVillage as of the balance sheet date.

         Stock options and warrants in the amount of 11,353,254 shares and 13,028,398 shares for the nine months ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share as they were anti-dilutive as a result of net losses during the period presented.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock-Based Compensation

         iVillage applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option issuances, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No compensation cost related to grants of stock options was reflected in iVillage's net loss, as all options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Compensation cost related to the modification of stock option terms is measured at the quoted market price of iVillage's common stock at the measurement date and is amortized to expense over the vesting period. If compensation cost for iVillage's stock options had been determined based on the fair value of the stock options at the grant date for awards in the three and nine months ended September 30, 2003 and 2002 consistent with the provisions of SFAS 123, iVillage's net loss would have been adjusted to the pro forma amounts indicated below:

                                                       Three months ended             Nine months ended
                                                          September 30,                  September 30,
                                                    ------------------------       -------------------------
                                                       2003           2002            2003           2002
                                                    ---------       --------       ----------     ----------
                                                               ($ in thousands except per share data)
Net loss - as reported ...........................  $  (9,266)      $ (4,968)      $  (27,461)    $  (26,468)
Stock-based compensation expense
determined under SFAS 123 ........................     (1,563)        (2,624)          (6,244)        (8,053)
                                                    ---------       --------       ----------     ----------
Net loss - pro forma..............................  $ (10,829)      $ (7,592)      $  (33,705)    $  (34,521)
                                                    =========       ========       ==========     ==========
Net loss per share - as reported..................  $   (0.17)      $  (0.09)      $    (0.49)    $    (0.48)
                                                    =========       ========       ==========     ==========
Net loss per share - pro forma....................  $   (0.19)      $  (0.14)      $    (0.61)    $    (0.63)
                                                    =========       ========       ==========     ==========

         Because options vest over several years and additional option grants are expected to be made in future years, the aforementioned pro forma results are not necessarily indicative of the pro forma results for the full fiscal year or any future period.

         The weighted average assumptions used for grants made in 2003 and 2002 are as follows:

                                      Options granted during the   Options granted during the
                                          three months ended            nine months ended
                                          September 30,                    September 30,
                                      ---------------------------  --------------------------
                                         2003           2002           2003           2002
                                      -------------  ------------  ------------  ------------

Risk-free interest rate.............          2.60%        3.71%          2.56%      3.71%
Expected option life................        4 years      4 years        4 years    4 years
Dividend yield......................          0.00%        0.00%          0.00%      0.00%
Volatility..........................        108.00%      108.00%        108.00%    108.00%

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

         In January 2003, the FASB issue FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risks and rewards of ownership. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. Based on iVillage's review of FIN 46, it does not believe it has any interests qualifying as variable interest entities and does not anticipate that the provisions of FIN 46 will have any near term impact on its financial position, cash flows or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. iVillage does not expect the adoption of SFAS 149 to have a material impact on its financial position, cash flows or results of operations.

Note 2 - Fixed Assets

         In the second quarter of 2003, iVillage abandoned a portion of its New York leased real estate. In connection with the abandonment, iVillage incurred an impairment of fixed assets related to the leasehold improvements, net of accumulated amortization, of approximately $4.9 million and furniture and fixtures, net of accumulated depreciation, of approximately $0.3 million. In the third quarter of 2003, iVillage completed its renegotiation of its lease agreement with the landlord of its New York leased real estate in which iVillage abandoned fixed assets related to leasehold improvements, net of accumulated amortization, of approximately $1.4 million and transferred to the landlord furniture and fixtures, net of accumulated depreciation, of approximately $0.1 million. These amounts are included in the condensed consolidated statements of operations in the caption, "Lease restructuring charge and related impairment of fixed assets." (See Note 8 - Lease Restructuring Charge and Related Impairment of Fixed Assets).

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

         During the second quarter of 2003, iVillage restructured the business operations of Promotions.com (See Note 3 - Goodwill) resulting in an impairment of computer equipment, net of accumulated depreciation, of approximately $0.8 million. This amount is included in the condensed consolidated statements of operations in the caption, "Impairment of goodwill, intangible assets and fixed assets."

Note 3 - Goodwill

         Effective January 1, 2002, iVillage adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount. Upon completion of the transitional impairment test, the fair value for Reporting unit - 2 did not exceed the reporting unit's carrying value and an impairment was recorded of approximately $9.2 million in the first quarter of 2002. In the second quarter of 2003, iVillage restructured the business operations of Reporting unit - 4 by outsourcing most of the operations of the Promotions.com business unit and by changing the Webstakes.com business model, and as a result, the fair value of Reporting unit - 4 did not exceed the reporting unit's carrying value and an impairment was recorded of approximately $2.6 million. This amount is included in the condensed consolidated statements of operations in the caption, "Impairment of goodwill, intangible assets and fixed assets."

         The following table sets forth the components of goodwill, net as of September 30, 2003 and December 31, 2002 (in thousands):

                                                                 Adjustment to      Impairment
                          December 31, 2002  Acquisition      purchase accounting     losses     September 30, 2003
                          -----------------  ------------     -------------------   ----------   ------------------

Reporting unit - 1             $ 18,770              $ --              $     --      $     --          $ 18,770
Reporting unit - 2                1,693                --                    --            --             1,693
Reporting unit - 3                1,803                --                    --            --             1,803
Reporting unit - 4                2,351                --                   295        (2,646)               --
                               --------              ----              --------      --------          --------
                               $ 24,617              $ --              $    295      $ (2,646)         $ 22,266
                               ========              ====              ========      ========          ========

         Reporting unit - 1 includes the iVillage, Women.com, Astrology.com and Cooperative Beauty Ventures, L.L.C. entities; Reporting unit - 2 includes IVPN, Lamaze Publishing and IVIP; Reporting unit - 3 includes PAG; Reporting unit - 4 includes Promotions.com consisting of the Promotions.com and Webstakes.com business units.

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Intangible Assets

         Effective January 1, 2002, iVillage adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" ("SFAS 121") and to develop a single accounting model, based on the framework established in SFAS 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 retains the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used. iVillage reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, iVillage will recognize an impairment when the sum of undiscounted future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. During the second quarter of 2003, iVillage restructured the business operations of Reporting unit - 4 (See Note 3 - Goodwill), and as a result, the fair value was less than the carrying amount of certain intangible assets and an impairment was recorded of approximately $0.7 million. This amount is included in the condensed consolidated statements of operations in the caption, "Impairment of goodwill, intangible assets and fixed assets."

         In July 2003, iVillage acquired the Web site, trademarks, key contracts and other related assets of gURL.com for an immaterial amount of cash.

         Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from two to ten years. The following table sets forth the components of the intangible assets subject to amortization as of September 30, 2003 and December 31, 2002 (in thousands):

                                                          September 30, 2003                             December 31, 2002
                             -------------------------------------------------------------------  ---------------------------------
                     Range
                      of      Gross                 Adjustment                                     Gross
                    useful   carrying               to purchase  Impairment  Accumulated          carrying  Accumulated
                     life     amount   Acquisition  accounting     losses    amortization   Net    amount   amortization    Net
                    ------   --------  -----------  -----------  ----------  ------------ ------  --------  ------------ ----------
Advertiser and
  member list and
  customer          2-10
  contracts         years   $ 21,150     $  150      $   --       $ (718)      $(10,447)  $10,135   $21,150  $ (7,803)    $ 13,347
Trademarks and
  domain names      3 years    3,424         --        (197)          --         (2,585)      642     3,424    (2,009)       1,415
Licensing
  agreement        10 years    2,900         --          --           --         (1,192)    1,708     2,900      (975)       1,925
Technology          3 years      890         --          --           --           (433)      457       890      (210)         680
Non competition
  agreements        1 year       810         --          --           --           (810)       --        81      (810)          --
Content             3 years      600         --          --           --           (600)       --       600      (600)          --
                            --------     ------      ------       ------       --------   -------   -------  --------     --------
                            $ 29,774     $  150      $ (197)      $ (718)      $(16,067)  $12,942   $29,774  $(12,407)    $ 17,367
                            ========     ======      ======       ======       ========   =======   =======  ========     ========

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

         Amortization expense for the three and nine months ended September 30, 2003 was approximately $1.1 million and $3.7 million, respectively. For the three and nine months ended September 30, 2002, amortization expense was approximately $1.5 million and $4.2 million, respectively.

         Estimated amortization expense for the twelve months ending September 30 are as follows (in thousands):

                   2004............................     $ 3,997
                   2005............................       2,059
                   2006............................       1,802
                   2007............................       1,760
                   2008............................       1,760
                                                        -------
                                                        $11,378
                                                        =======

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

         All monies received by iVillage under the license agreement will be classified as other income and will be included in the condensed consolidated statements of operations as a gain on sale of joint venture interest. iVillage will receive a minimum of $0.8 million in year one of the license agreement, which will be earned monthly as services are provided. As of September 30, 2003, iVillage has received approximately $0.6 million.

Note 6 - Discontinued Operations

         Net current liabilities of discontinued operations as of September 30, 2003 were as follows (in thousands):

       Accounts payable and accrued expenses.......................    $(98)
                                                                       ====
       Net current liabilities of discontinued operations..........    $(98)
                                                                       ====
iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 - Related Party Transactions

Hearst Communications, Inc.

         As part of the acquisition of Women.com, iVillage acquired approximately $4.9 million of prepaid print advertising in certain Hearst magazines. During the third quarter of 2003, iVillage recognized approximately $0.1 million of non-cash print advertising expense, and included in the caption "Other income, net" in the condensed consolidated statements of operations, iVillage wrote off approximately $0.2 million for expired prepaid print advertising credits. For the nine months ended September 30, 2003, iVillage recognized approximately $0.4 million of non-cash print advertising expense and expired credits from this advertising. For the three and nine months ended September 30, 2002, iVillage recognized approximately $0.6 million and $1.7 million of non-cash print advertising expense. As of September 30, 2003, included in the caption "Other current assets" in the condensed consolidated balance sheet is $20,860 of prepaid Hearst print advertising.

         Revenues, net of royalty payments, from Hearst for the three and nine months ended September 30, 2003 were approximately $1.5 million and $4.8 million, respectively. For the three and nine months ended September 30, 2002, revenues, net of royalty payments, from Hearst were approximately $1.5 million and $5.0 million, respectively.

Time Warner Inc.

         In the second and third quarters of 2003, iVillage signed contracts with the America Online ("AOL") division of Time Warner Inc. to promote various AOL products. Revenues from Time Warner Inc. for the three and nine months ended September 30, 2003 were approximately $0.3 million, respectively. No revenues were recognized from Time Warner Inc. for the comparable periods in 2002.

Note 8 - Lease Restructuring Charge and Related Impairment of Fixed Assets

         In the second quarter of 2003, iVillage abandoned a significant portion of its New York leased real estate. As a result, iVillage incurred a lease restructuring charge of approximately $0.6 million. In addition, iVillage wrote off fixed assets of approximately $5.2 million that were impaired with the abandonment of the leased space (See Note 2- Fixed Assets) and reduced the liability for deferred rent, associated with the abandoned leased space, by approximately $1.8 million.

         In July 2003, iVillage entered into a lease amendment with the landlord of its New York headquarters that became effective on August 15, 2003. The lease amendment provides for a reduction in leased space, as well as a reduction in rent per square foot. In connection with the lease amendment, iVillage surrendered the approximately $8.5 million classified as restricted cash to the landlord, resulting in a lease restructuring charge of approximately $4.7 million and prepaid rent of $3.7 million, which will be amortized over the remaining life of the lease. In addition, iVillage wrote off fixed assets of approximately $1.5 million that were transferred to the landlord (See Note 2 - Fixed Assets), reduced the liability for deferred rent, associated with the reduction in leased space, by approximately $0.6 million and reversed the remaining lease restructuring liability of approximately $0.6 million.

         These amounts are included in the condensed consolidated statements of operations in the caption, "Lease restructuring charge and related impairment of fixed assets".

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 - Commitments and Contingencies

Leases

         iVillage leases office space and equipment, under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of September 30, 2003:

         Twelve months ending September 30:             (in thousands)
         --------------------------------------------------------------
         2004.....................................          $ 2,127
         2005.....................................            2,076
         2006.....................................            1,783
         2007.....................................            1,553
         2008.....................................            1,470
                                                            -------
                                                            $ 9,009
                                                            =======

Joint Ventures

         Pursuant to an agreement with Unilever, iVillage was obligated to fund the ongoing business and operations of Cooperative Beauty Ventures, L.L.C., a joint venture between iVillage and Unilever, up to a maximum of $7.0 million. As of September 30, 2003, iVillage had not been required to fund the operations of the venture during 2002 and 2003 and has contributed, in total, approximately $1.9 million to the venture. Subsequent to the balance sheet date, iVillage purchased Unilever's ownership interest in the venture and the entity became wholly-owned by iVillage (See Note 10 - Subsequent Events).

Litigation

         In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2003 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to iVillage from matters described would not be material to the condensed consolidated financial statements.

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

         In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants, the issuer officers and directors named as defendants, and the issuers' insurance companies. The proposed settlement generally provides that the issuer defendants and related individual defendants will be released from the litigation without any liability other than certain expenses incurred to date in connection with the litigation, the issuer defendants' insurers will guarantee $1.0 billion in recoveries by plaintiff class members, the issuer defendants will assign certain claims against the underwriter defendants to the plaintiff class members, and the issuer defendants will have the opportunity to recover certain litigation-related expenses if the plaintiffs recover more than $5.0 billion from the underwriter defendants. The respective boards of directors of iVillage and Women.com each approved the proposed settlement in July 2003. The proposed settlement is now subject to approval by the other involved parties as well as to the final approval of the court. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

         In June 2001, Euregio.net commenced an action in Belgium against Women.com claiming damages in excess of 1 million Euros in connection with certain alleged copyright infringements. Despite Women.com's arguments challenging the jurisdiction of the Belgian court, the alleged infringements and the amount of damages, in January 2003 a Belgian court issued a judgment against Women.com in the amount of approximately 850,000 Euros (approximately $990,250 based on the Euro exchange rate as of September 30, 2003). Women.com has been advised by outside legal counsel that Euregio.net would have to commence legal proceedings in the United States to enforce this judgment. Women.com has appealed this judgment in the Belgian courts and will also oppose any effort by the plaintiffs to enforce this judgment in the United States court system.

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

Note 10 - Subsequent Events

         In October 2003, iVillage purchased the remaining 19.9% ownership interest of Cooperative Beauty Ventures, L.L.C. from Unilever for approximately $0.7 million, resulting in such entity becoming wholly-owned by iVillage. The aggregate purchase price consisted of approximately $0.2 million in cash and 200,000 shares of iVillage's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project," and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by or on behalf of iVillage is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond iVillage's control, in addition to those risks discussed below and in iVillage's other public filings, press releases and statements by iVillage's management, including (i) the volatile and competitive nature of the media industry, (ii) changes in domestic and foreign economic, political and market conditions, (iii) the effect of federal, state and foreign regulation on iVillage's business, (iv) the impact of recent and future acquisitions and joint ventures on iVillage's business and financial condition, (v) iVillage's ability to establish and maintain relationships with advertisers, sponsors, and other third party providers and partners, and (vi) the impact of pending litigation on iVillage's business and financial condition. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

         iVillage, The Internet for Women(TM), is a women's media company that operates online and offline properties including iVillage.com, IVPN, PAG, Promotions.com, iVillage Consulting, and Astrology.com. iVillage.com is a leading women's online destination offering interactive services, peer support, content and online access to experts. IVPN is a holding company for Lamaze Publishing, an offline publisher of educational materials for expectant and new parents, and IVIP, the operator of The Newborn Channel, a satellite television network broadcast in approximately 1,100 hospitals nationwide, and the publisher of Baby Steps magazine. PAG is comprised of three divisions: Business Women's Network, Diversity Best Practices and Best Practices in Corporate Communications, each offering extensive databases of pertinent information to subscribing companies and members. Promotions.com provides promotions and direct marketing programs that are integrated with customers' marketing initiatives.

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

         Advertising revenues also include revenues from targeted advertising appearing on an iVillage Web site that is based upon relevant content or a world wide web search query result. These revenues are earned on a cost per thousand impressions and/or a percentage of net advertising revenue.

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

         Sponsorship and advertising revenues also include barter revenues, which generally represent exchanges by iVillage of advertising space on its Web sites for reciprocal advertising space on or traffic from other Web sites and/or other advertising mediums. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon iVillage's recent practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage's Web sites. Barter expenses are generally recognized when iVillage's advertisements are displayed on the reciprocal Web sites or properties, which typically is the same period as when advertisements are displayed on iVillage's Web sites, and are included as part of sales and marketing expenses. Revenues from barter transactions were approximately $1.1 million and $3.0 million for the three and nine months ended September 30, 2003, respectively, and approximately $0.8 million and $2.6 million, for the comparable periods in 2002.

         iVillage Consulting is a business unit within iVillage that provides production and back-end provisioning for customers in need of these services. iVillage recognizes revenues from production services based upon actual hours worked at its negotiated hourly rates and/or fixed fees stipulated in contracts.

         PAG is a comprehensive source of information and program linkage that serves as an international platform for diversity and women offering to subscribing companies and members an extensive database of women's organizations, best practices and guidance in the areas of workplace diversity, women and corporate communications. Revenues from PAG are generated primarily through subscription-based programs that convey current best practices for women and diversity issues in the workplace and the hosting of an annual two-day event that focuses on women and diversity. iVillage recognizes revenue from PAG subscriptions ratably over the term of the subscription agreement and revenues associated with events are recognized when the events are held.

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

         iVillage has received revenues from new initiatives involving subscription-based properties, the sale of iVillage-branded products and services, the sale of third-party products and services and the sale of research. During 2002, iVillage began selling iVillageSolutions-branded consumer products through the iVillage Market located on iVillage.com. During 2003, iVillage has released seven iVillageSolutions-branded books, through an agreement with a publisher. iVillage receives a revenue share or royalty on each of the above products when purchased. iVillage recognizes revenues from these new initiatives when products are shipped and/or provided to the customer, the collection of the receivable is reasonably assured and no further obligation remains. Additionally, in the first quarter of 2003, IVPN began to charge hospitals a carriage fee for The Newborn Channel. IVPN recognizes revenues from these carriage fees ratably over the term of the agreement provided the collection of the receivable is reasonably assured. While iVillage believes that one or more of these new initiatives will develop into a recurring source of revenues, iVillage can make no assurance that it will be successful in any of these endeavors.

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

Results of Operations

Revenues

         Revenues were approximately $13.6 million and $39.4 million for the three and nine months ended September 30, 2003, respectively, which represents a decline of 7% and 14% when compared with approximately $14.6 million and $45.8 million of revenues for the three and nine months ended September 30, 2002, respectively. The decline in revenues for the three months ended September 30, 2003, as compared to 2002, was primarily due to a decrease in sponsorship and advertising revenues of approximately $0.6 million, principally due to the expiration of some long term contracts. The decline in revenues for the nine months ended September 30, 2003, as compared to the same period in 2002, was primarily due to a decrease in production fees billed by iVillage Consulting of approximately $0.7 million, a decrease of revenues from research initiatives of approximately $1.1 million, a decrease in licensing fees of approximately $0.5 million and a decrease in sponsorship and advertising revenues (excluding Promotions.com) of approximately $4.7 million primarily resulting from the expiration of some long term contracts. This decrease was partially offset by the acquisition of Promotions.com resulting in identifiable incremental revenues of approximately $1.0 million. Sponsorship and advertising revenues were approximately $11.3 million and $31.8 million for the three and nine months ended September 30, 2003, respectively, compared to approximately $11.9 million and $35.4 million for the corresponding periods in 2002. Sponsorship and advertising revenues accounted for approximately 83% and 81% of total revenues for the three and nine months ended September 30, 2003, respectively, compared to approximately 81% and 77% of total revenues for the corresponding periods in 2002. Revenues from IVPN accounted for approximately 44% and 39% of sponsorship and advertising revenues for the three and nine months ended September 30, 2003, respectively, compared to approximately 31% and 27% for the corresponding periods in 2002. The increase in 2003 is primarily from larger custom publications created in 2003, as compared to the custom publications created in 2002, on behalf of an advertiser, and increased revenues from IVPN's magazines and promotional programs coupled with an overall decline in sponsorship and advertising revenues. Revenues from Promotions.com accounted for approximately 7% and 8% of sponsorship revenues for the three and nine months ended September 30, 2003, respectively, compared to approximately 7% and 4% for the corresponding periods in 2002.

         In recent years, iVillage has experienced a shift from the larger, higher-rate, long-term sponsorship agreements that were prevalent a few years ago to smaller, lower-rate, short-term advertising agreements. This trend has made it more difficult for iVillage to both achieve period-to-period revenue growth and accurately project future quarterly revenues.

         Included in sponsorship and advertising revenues are barter transactions, which accounted for approximately 9% of sponsorship and advertising revenues for each of the three and nine months ended September 30, 2003, respectively, and approximately 6% and 7% of sponsorship and advertising revenues for the corresponding periods in 2002.

         Included in revenues are production fees received from work performed (primarily for Hearst, a related party) by iVillage Consulting, which accounted for approximately 5% and 6% of total revenues for the three and nine months ended September 30, 2003, respectively, compared to approximately 6% and 7% for the corresponding periods in 2002.

         Included in revenues are subscription-based and event fees derived from the services provided by PAG, which accounted for approximately 4% and 6% of total revenues for the three and nine months ended September 30, 2003, respectively, compared to approximately 7% and 6% for the corresponding periods in 2002.

         Included in revenues are fees from chart sales through Astrology.com, fees received from licensing portions of iVillage's content, and fees from new initiatives involving online subscription-based properties, the sale of iVillage-branded products and services, the sale of third-party products, the sale of research and The Newborn Channel's carriage fee, which in the aggregate accounted for approximately 8% and 7% of total revenues for the three and nine months ended September 30, 2003, compared to approximately 6% and 10% for the corresponding periods in 2002.

         For the three and nine months ended September 30, 2003, revenues from iVillage's five largest customers accounted for approximately 32% and 28% of total revenues, respectively. Two customers, Wal-Mart and Hearst, accounted for approximately 12% and 11% of total revenues for the three months ended September 30, 2003, respectively. One customer, Hearst, accounted for approximately 12% of total revenues for the nine months ended September 30, 2003. Two customers, Procter and Gamble and Hearst accounted for approximately 17% and 11% of total revenues for the three months ended September 30, 2002, respectively. Three customers, Hearst, Procter and Gamble, and Unilever accounted for approximately 13%, 11% and 11% of total revenues for the nine months ended September 30, 2002, respectively. iVillage's five largest customers accounted for approximately 41% of total revenues for the three and nine months ended September 30, 2002, respectively.

         iVillage anticipates that its results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. iVillage's contract with Procter & Gamble expired in June 2003, iVillage's contract with Hearst expires in June 2004, and iVillage's contract with Unilever, signed in October 2003, expires in December 2004. iVillage can make no assurances as to whether these expiring contracts will be renewed, or if so renewed, that they will be on similar terms as the expiring agreements. Because iVillage's largest customers have varied over time in the past, iVillage anticipates that they will continue to do so in the future. Consequently, the loss of even a small number of iVillage's largest customers at any one time may adversely affect iVillage's business, financial condition and results of operations, unless iVillage is able to enter into a sufficient number of new comparable contracts.

Operating Expenses

Editorial, Product Development and Technology

         Editorial, product development and technology expenses consist primarily of payroll and related expenses for the editorial, technology, Web site design and production staffs, severance costs for terminated employees, the cost of communications, related expenditures necessary to support iVillage's Web sites, software development, technology and support operations, and an allocation of facility expenses, which is based on the number of personnel. Editorial, product development and technology expenses for the three and nine months ended September 30, 2003 were approximately $7.6 million and $22.2 million, or 56% of total revenues, respectively. Editorial, product development and technology expenses were approximately $7.5 million and $21.5 million, or 51% and 47% of total revenues, respectively, for the corresponding periods in 2002. The increase between the comparable nine month periods was primarily attributable to the increased revenues from IVPN. Associated with these revenues were higher costs involved with larger custom publications created in 2003, as compared to the custom publications created in 2002, by IVPN on behalf of an advertiser of approximately $0.8 million and increased circulation and production costs associated with IVPN's magazines, videos and promotional programs of approximately $0.6 million. Additionally, the acquisition of Promotions.com resulted in incremental expenses of approximately $0.5 million. These amounts were partially offset by a decrease in salaries, severance and related expenses of approximately $1.4 million. Editorial, product development and technology expenses increased as a percentage of total revenues for the nine months ended September 30, 2003, when compared to the same period in 2002, as a result of the increase in expenses coupled with a decline in revenues.

Sales and Marketing

         Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, severance costs for terminated employees, commissions, advertising and other marketing-related expenses, distribution agreements which expired in 2002 and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the three and nine months ended September 30, 2003 were approximately $4.5 million and $15.0 million, or 33% and 38% of total revenues, respectively. Sales and marketing expenses were approximately $5.9 million and $23.5 million, or 40% and 51% of total revenues, respectively, for the comparable periods in 2002. The decrease in sales and marketing expenses for the nine month period ended September 30, 2003 as compared to 2002 was primarily attributable to the negotiated advertising spend and termination of an advertising agreement with National Broadcasting Company, Inc. ("NBC") in the first quarter of 2002 resulting in charges of approximately $1.3 million and $4.1 million, respectively, and in 2003 a decrease in online media expenses, Hearst print expenses and salaries, commissions, severance and related expenses of approximately $0.7 million, $1.5 million and $0.8 million, respectively, partially offset by incremental sales and marketing expenses related to the Promotions.com acquisition of approximately $0.9 million. Sales and marketing expenses decreased as a percentage of total revenues for the nine months ended September 30, 2003, as compared to the same period in 2002, due to a larger percentage decrease in sales and marketing expenses, as compared to the decline in revenues.

         Included in sales and marketing expenses are barter transactions, which amounted to approximately 23% and 21% of total sales and marketing costs during the three and nine months ended September 30, 2003, compared to 13% and 10% of total sales and marketing costs for the comparable periods in 2002. Barter transactions increased as a percentage of sales and marketing expenses for the nine months ended September 30, 2003, as compared to the same period in 2002, due to the decrease in sales and marketing expenses coupled with an increase in barter expense.

General and Administrative

         General and administrative expenses consist primarily of payroll, severance and related expenses for the executive management, finance, allocated facilities, human resources and legal employees, general corporate overhead, lease restructuring charges and related impairment of fixed assets and other professional fees. General and administrative expenses for the three and nine months ended September 30, 2003 were approximately $9.3 million and $19.4 million, or 69% and 49% of total revenues, respectively. For the comparable period in 2002, general and administrative expenses were approximately $3.2 million and $9.4 million, or 22% and 20% of total revenues, respectively. The increase in general and administrative expenses for the comparable three and nine month periods was primarily due to the lease restructuring charges and related impairment of fixed assets of approximately $5.1 million and $9.1 million, respectively, and an increase in payroll, severance and related expenses of approximately $1.0 million and $0.9 million, respectively. General and administrative expenses increased as a percentage of total revenues for the nine months ended September 30, 2003, compared to the corresponding period in 2002, as a result of the increase in expenses coupled with a decline in revenues.

         In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three and nine months ended September 30, 2003, iVillage reversed approximately $0.1 million and $0.2 million, respectively, of accruals included in operating expenses due to a change in estimate on services previously provided for, and approximately $0.5 million and $1.1 million for the comparable periods in 2002. These amounts were offset by additional accruals for various operating expenses.

Depreciation and Amortization

         Depreciation and amortization expenses for the three and nine months ended September 30, 2003 were approximately $1.9 million and $6.8 million, or 14% and 17% of total revenues, respectively. For the comparable periods in 2002, depreciation and amortization expenses were approximately $3.2 million and $9.1 million, or 22% and 20% of total revenues, respectively. The dollar decrease in depreciation and amortization for the comparable three and nine month periods was primarily due to several intangible assets being fully amortized in 2002 and the impairments of intangible assets and fixed assets in the second and third quarters of 2003, reducing the cost basis on which depreciation and amortization is calculated, partially offset by amortization expense on intangible assets acquired with the Promotions.com acquisition in April 2002.

Interest Income, Net

         Interest income, net includes primarily interest income from iVillage's cash balances and interest earned on stockholders' notes receivable. Interest income, net for the three and nine months ended September 30, 2003 was approximately $0.1 and $0.2 million, or less than 1% of total revenues, respectively. For the comparable periods in 2002, interest income, net was $0.1 million and $0.4 million, or 1% of total revenues, respectively. The decrease between 2003 and 2002 was primarily due to the repayment of the NBC loan in the first quarter of 2002 and lower cash balances in 2003.

Net Loss

         iVillage recorded a net loss of approximately $9.3 million and $27.5 million, or $0.17 per share and $0.49 per share, for the three and nine months ended September 30, 2003, respectively. For the comparable periods in 2002, iVillage recorded a net loss of approximately $5.0 million and $26.5 million, or $0.09 per share and $0.48 per share, respectively. The increase in net loss for the nine months ended September 30, 2003 compared to the same period in 2002 was primarily due to the following 2003 events: lower revenues of approximately $6.4 million, lease restructuring charges and related impairment of fixed assets due to the abandonment and renegotiation of leased real estate of approximately $9.1 million and the restructuring of the Promotions.com business resulting in the impairment of goodwill, intangible assets and fixed assets of approximately $4.0 million, offset by the following 2002 events: the adoption of SFAS 142 which resulted in a change in accounting principle charge of approximately $9.2 million and the negotiated advertising spend and termination of an advertising agreement with NBC of approximately $1.3 million and $4.1 million, respectively and by the following 2003 events: lower online media and Hearst print expenses of $2.2 million and lower depreciation and amortization of $2.3 million.

Recent Events

         In October 2003, iVillage purchased the remaining 19.9% ownership interest of Cooperative Beauty Ventures, L.L.C. from Unilever for approximately $0.7 million, resulting in such entity becoming wholly-owned by iVillage. The aggregate purchase price consisted of approximately $0.2 million in cash and 200,000 shares of iVillage's common stock.

Liquidity and Capital Resources

         Financial Reporting Release No. 61, released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. iVillage currently does not maintain any off-balance sheet arrangements.

         As of September 30, 2003, iVillage had approximately $15.4 million in cash and cash equivalents. Cash equivalents include money market accounts. iVillage maintains its cash and cash equivalents in highly rated financial institutions and at times these balances exceed insurable amounts.

         iVillage has sustained net losses and negative cash flows from operations since its inception and expects to continue to incur additional net losses in the near future. iVillage's ability to meet its obligations in the ordinary course of business is dependent upon its ability to achieve profitable operations and/or raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources, through the launch of new subscription or other revenue-generating initiatives or other sources of financing to fund operations. Unless the market price of iVillage's common stock increases dramatically, it is unlikely that iVillage will be able to raise funds through a public offering of its securities, however, management does believe that it may be possible to raise funds through a private placement of its securities. iVillage can make no assurance that it will achieve profitable operations, or that iVillage will be able to obtain adequate financing from other sources in the event it becomes necessary. Due primarily to iVillage's lack of profitability, it is unlikely that iVillage would be able to obtain bank financing. Management believes that iVillage's current funds will be sufficient to enable it to meet iVillage's planned expenditures through the next twelve months. If anticipated operating results are not achieved, management believes it has the ability to delay or reduce expenditures, so as not to require additional financial resources if such resources were not available on terms acceptable to iVillage, although there can be no assurances in this regard.

         In the past, iVillage has achieved cost reductions through increased managerial efficiencies and several expense reduction initiatives targeted at certain expenses, including without limitation, reduced advertising, reduced lease commitments, targeted staff reductions and reduced company employee benefit plan costs.

         In February 2003, iVillage announced an expense reduction initiative with the goal of reducing annualized costs by up to $10.0 million. To date, iVillage has recognized and/or achieved approximately $8.5 million of these savings, primarily through the renegotiation of iVillage's New York real estate lease and contracts with third-party vendors, as well as employee staff reductions.

         Based on current internal projections, iVillage no longer expects to be able to maintain a cash balance at December 31, 2003 comparable to its cash balance at December 31, 2002, primarily due to previously incurred or anticipated cash expenditures relating to the renegotiation of iVillage's New York real estate lease, certain investments in iVillage's infrastructure, research initiatives, and other restructuring costs. Despite the short-term negative impact of these expenditures on iVillage's cash balance, iVillage believes that these costs improve iVillage's long-term liquidity outlook by contributing to revenue growth opportunities and significantly reducing annualized operating expenses.

         Additionally, IVPN currently broadcasts The Newborn Channel and The Newborn Channel-Spanish to most participating hospitals via satellite. This satellite is scheduled to go offline at the end of 2004. IVPN is currently exploring the conversion of participating hospitals from the satellite television network broadcast to an in-hospital digital delivery system. iVillage anticipates that the subscription fees to be received from the hospitals will cover the cost of the new equipment required by the conversion.

         Net cash used in operating activities increased to approximately $1.7 million for the three months ended September 30, 2003, from approximately $1.2 million for the comparable period in 2002. Net cash used in operating activities increased to approximately $6.1 million for the nine months ended September 30, 2003, from approximately $5.8 million for the corresponding period in 2002. The increase in net cash used in operating activities for the nine months ended September 30, 2003, compared to the comparable period in 2002, was primarily due to an increase in net loss less adjustments, an increase in prepaid rent and a lower inflow of cash from accounts receivable of approximately $6.0 million, $3.7 million and $1.8 million, respectively. These amounts were offset by a larger decrease in accounts payable and accrued expenses in 2002 of approximately $7.6 million and a larger utilization of restricted cash and other assets in 2003 of approximately $3.7 million, primarily due to the surrender of restricted cash to the landlord in consideration of iVillage's lease renegotiation.

         Net cash used in investing activities was approximately $0.3 million and $0.4 million for the three and nine months ended September 30, 2003, respectively. This compares to net cash used in investing activities of approximately $1.1 million and $1.7 million for the three and nine months ended September 30, 2002, respectively. The overall decrease in net cash used in investing activities for the nine months ended September 30, 2003 compared to the comparable period in 2002 resulted from cash received in connection with the revised license agreement with Tesco of approximately $0.6 million in 2003 and cash paid for the acquisition of Promotions.com in 2002 of $0.9 million, offset by higher fixed asset and intangible asset purchases in 2003 of approximately $0.1 million and $0.2 million, respectively.

         Cash provided by financing activities was approximately $0.5 million for the three and nine months ended September 30, 2003, respectively. This compares to cash provided by financing activities of no amount and $2.0 million for the three and nine months ended September 30, 2002, respectively. The overall decrease in cash provided by financing activities for the nine months ended September 30, 2003 compared to the comparable period in 2002 was primarily due to a decrease in principal payments received for stockholders' notes receivable of approximately $1.3 million in 2003 coupled with a decrease in proceeds from the exercise of stock options of approximately $0.2 million.

         In March 2001, iVillage purchased an additional 30.1% of Cooperative Beauty Ventures, L.L.C. from Unilever for $1.5 million, thereby increasing its ownership to 80.1%. The agreement with Unilever revised iVillage's funding obligation and provided that iVillage will fund the ongoing business and operations of this venture, not to exceed $7.0 million, and terminated Unilever's funding obligation. As of September 30, 2003, iVillage had not been required to fund the operations of the venture during 2003 and had contributed, in total, approximately $1.9 million to the venture.

         Pursuant to the March 2001 agreement, Unilever could exercise a "put" option to require iVillage to purchase Unilever's remaining ownership interest in the venture for fair market value at any time. iVillage could also exercise a "call" option to require Unilever to sell its remaining interest in the venture to iVillage for fair market value; provided, however, that Unilever could also exercise a "call" option superior to iVillage's "call" option to purchase a portion of iVillage's interest in the venture for fair market value, up to a limit of 50% of the venture's ownership.

         In October 2003, iVillage exercised its call option and purchased Unilever's remaining 19.9% ownership interest in Cooperative Beauty Ventures, L.L.C. in exchange for approximately $0.2 million of cash and 200,000 shares of common stock in iVillage Inc.

         iVillage's February 2000 advertising agreement with Unilever, as amended, provided for a Unilever advertising purchase commitment of $14.5 million. This agreement expired in June 2003. In October 2003, iVillage and Unilever entered into a new agreement that terminates the February 2000 advertising agreement and provides for Unilever's purchase of an additional $0.1 million in advertising and receipt of the remaining advertising not received under the previous agreement. The new agreement expires in December 2004.

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

         Women.com was party to a multi-year advertising agreement with Procter and Gamble from July 2000 through June 2003. During the third quarter of 2002, this agreement was amended to eliminate the provision for an early termination fee and to lower the minimum guaranteed fee to Women.com to approximately $9.6 million. Women.com has fully earned the guaranteed fee under this advertising agreement as of September 30, 2003.

         In January 2003, iVillage received a notice of determination from the City of New York Department of Finance regarding outstanding commercial rent taxes and applicable interest and penalties. iVillage paid approximately $0.5 million in the second quarter 2003 and believes that it has fully paid and satisfied this obligation.

         In March 2003, iVillage and Tesco restructured the terms of their joint venture so that Tesco purchased iVillage's entire ownership interest in iVillage UK. iVillage and Tesco also entered into a twenty-year agreement, subject to earlier termination upon the occurrence of certain events, whereby iVillage will license to iVillage UK certain of its content and intellectual property, including trademarks and copyrights, for use in the U.K. and Ireland in exchange for the greater of a minimum monthly license fee or a percentage of iVillage UK's gross revenues. iVillage will receive a minimum of $0.8 million in year one of the license agreement, which will be earned monthly as services are provided. As of September 30, 2003, iVillage has received $0.6 million.

         In July 2003, iVillage acquired the Web site, trademarks, key contracts and other related assets of gURL.com for an immaterial amount of cash.

         iVillage leases office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of September 30, 2003 for the next five years:

              Twelve months ending September 30:      (in thousands)
              ----------------------------------      --------------
                2004................................      $ 2,127
                2005................................        2,076
                2006................................        1,783
                2007................................        1,553
                2008................................        1,470
                                                          -------
                                                          $ 9,009
                                                          =======

         In January 2003, iVillage received from the landlord of its New York headquarters $0.3 million for reimbursement of certain construction expenses.

         In July 2003, iVillage entered into a lease amendment with the landlord of its New York headquarters that became effective on August 15, 2003. The lease amendment provides for a reduction in leased space, as well as a reduction in rent per square foot, resulting in anticipated cash savings in excess of $17.0 million over the remaining term of the lease. In connection with the lease amendment, iVillage surrendered the approximately $8.5 million classified as restricted cash to the landlord, and the landlord paid iVillage $0.5 million for certain other construction expenses that remained due from the landlord.

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

         In January 2003, the FASB issue FIN 46. FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risks and rewards of ownership. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. Based on iVillage's review of FIN 46, it does not believe it has any interests qualifying as variable interest entities and does not anticipate that the provisions of FIN 46 will have any near term impact on its financial position, cash flows or results of operations.

         In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. iVillage does not expect the adoption of SFAS 149 to have a material impact on its financial position, cash flows or results of operations.

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

         iVillage has not achieved profitability and iVillage expects to continue to incur operating losses for the foreseeable future. iVillage incurred net losses of approximately $27.5 million for the nine months ended September 30, 2003, $33.9 million for the year ended December 31, 2002, and $48.5 million for the year ended December 31, 2001. As of September 30, 2003, iVillage's accumulated deficit was approximately $494.2 million.

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

         For the three and nine months ended September 30, 2003, revenues from iVillage's five largest customers accounted for approximately 32% and 28% of total revenues, respectively. Two customers, Wal-Mart and Hearst accounted for approximately 12% and 11% of total revenues for the three months ended September 30, 2003, respectively. One customer, Hearst, accounted for approximately 12% of total revenues for the nine months ended September 30, 2003. Two customers, Procter and Gamble and Hearst accounted for approximately 17% and 11% of total revenues for the three months ended September 30, 2002, respectively. Three customers, Hearst, Procter and Gamble, and Unilever accounted for approximately 13%, 11% and 11% of total revenues for the nine months ended September 30, 2002, respectively. iVillage's five largest customers accounted for approximately 41% of total revenues for the three and nine months ended September 30, 2002, respectively. At September 30, 2003, Hearst accounted for approximately 30% of the net accounts receivable. At December 31, 2002, Procter and Gamble accounted for approximately 26% of the net accounts receivable.

         iVillage anticipates that its results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. iVillage's contract with Procter & Gamble expired in June 2003, iVillage's contract with Hearst expires in June 2004, and iVillage's contract with Unilever, signed in October 2003, expires in December 2004. iVillage can make no assurances as to whether these expiring contracts will be renewed, or if so renewed, that they will be on similar terms as the expiring agreements. Because iVillage's largest customers have varied over time in the past, iVillage anticipates that they will continue to do so in the future. Consequently, the loss of even a small number of iVillage's largest customers at any one time may adversely affect iVillage's business, financial condition and results of operations, unless iVillage is able to enter into a sufficient number of new comparable contracts.

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

         As of September 30, 2003, Hearst owned approximately 28.8% of the outstanding shares of iVillage's common stock. In addition, Hearst holds a warrant entitling it to purchase 2,065,695 shares of iVillage's common stock.

         Pursuant to an amended and restated stockholder agreement entered into between Hearst and iVillage on June 20, 2001, iVillage appointed three representatives of Hearst to its Board of Directors, with one Hearst designee appointed to each class of director. The amended and restated stockholder agreement provides that the number of Hearst representatives is subject to reduction if Hearst's ownership of iVillage common stock falls below certain threshold levels. Currently, there is also a Hearst representative on each of iVillage's nominating and compensation committees.

         Hearst's board representation and stock ownership allows Hearst to significantly influence iVillage's corporate direction and policies, especially in relation to any mergers, acquisitions, consolidations, strategic relationships or sales of assets. This board representation and stock ownership may also discourage or prevent transactions involving an actual or potential change of control, including transactions in which iVillage stockholders would otherwise receive a premium for their shares. In addition, the interests of Hearst, which owns or has significant investments in other businesses, including cable television networks, newspapers, magazines and electronic media, may from time to time be competitive with, or otherwise diverge from, iVillage's interests, particularly with respect to new business opportunities and future acquisitions.

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

         Furthermore, different pricing models are used to sell advertising on the Internet and it is difficult to predict which, if any, of the models will emerge as the industry standard. For example, in recent years iVillage has experienced a shift from the larger, higher-rate, long-term sponsorship agreements that were prevalent a few years ago to smaller, lower-rate, short-term advertising agreements. This makes it difficult to project iVillage's future advertising rates and revenues and also allows advertisers to renegotiate such agreements more frequently.

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

         IVPN's magazines directly compete with publishers of pre- and post-natal publications such as Gruner and Jahr, Primedia and Time Inc. These publishers have substantially greater marketing, research and financial resources than IVPN. Increased competition may result in less advertising in IVPN's magazines and a decline in IVPN's advertising rates, which could adversely affect its business, financial condition and results of operations.

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

         Changes in public acceptance of email marketing, and the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of iVillage's use of personal data. iVillage's failure to implement P3P standards could discourage users from using iVillage's Web sites, products and services and from providing their personal data to iVillage. In addition, pending and recently enacted legislative or regulatory requirements that businesses notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user may heighten these concerns.

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

New privacy and data security laws may require changes in iVillage's practices, and there is a potential for enforcement actions due to noncompliance.

         There are many laws pending in national, state and local jurisdictions regarding privacy and data security, and it is not possible to predict if or when such laws may be enacted. There is a trend among such laws toward more burdensome regulations and stiffer penalties, all of which could negatively impact iVillage's business. There is also a trend toward giving consumers greater information regarding and control over how their personal data is used, and requiring notification where unauthorized access to such data occurs.

         Recently, several jurisdictions, including foreign countries, have also proposed/and or adopted privacy-related laws that prohibit unsolicited e-mail solicitations (commonly known as "spamming"), and that contain significant monetary and other penalties for violations. California has enacted one such law, which, if it takes effect in January 2004 as currently drafted, may increase concern on the part of advertisers regarding advertising in iVillage's email newsletters.

         In addition to impacting iVillage's business through decreased collection and use of user data, the enactment of laws regarding privacy and data security may increase the cost to iVillage of compliance. While iVillage believes that it complies with currently applicable laws, as such laws proliferate there may be uncertainty regarding their application or interpretation, and there is increased risk of noncompliance. Even if a claim of noncompliance does not ultimately result in liability, investigating a claim may present a significant cost to iVillage. Future legislation may also require changes in iVillage's data collection practices, which may be expensive to implement, and may further increase the risk of noncompliance.

         Data security laws are becoming more stringent in the United States and abroad. Third parties are engaging in increased cyberattacks against companies doing business on the Internet, and individuals are increasingly subjected to identity and credit card theft on the Internet. Although iVillage uses what it considers to be industry standard security measures, there is a risk that iVillage may fail to prevent such activities and that users or others may assert claims stemming from such failure. In addition, the Federal Trade Commission and state consumer protection authorities have brought a number of enforcement actions against U.S. companies for alleged deficiencies in those companies' data security practices, and they may continue to bring such actions. Such enforcement actions, which may or may not be based upon actual cyberattacks or other breaches in such companies' data security, present an ongoing risk of liability.

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

         The Channels are broadcasted to participating hospitals via either a satellite television network broadcast or an in-hospital digital delivery system. There is a risk that the satellite or the in-hospital delivery system from which the transmissions are sent may malfunction, interrupting broadcasts of the Channels. Furthermore, extreme adverse weather conditions or third parties could damage or disable receivers and transmitters on the ground hindering transmission of the Channels' signal. In the event this occurs, there may be a period of time before transmission of all or some of the Channels could resume. Any interruption in iVillage's ability to transmit the Channels could have an adverse effect on its business.

         In addition, the satellite that provides the transmission of the Channels is scheduled to go offline at the end of 2004. IVPN is currently exploring the conversion of participating hospitals from the satellite television network broadcast to an in-hospital digital delivery system. Although iVillage anticipates that the subscription fees received from the hospitals will cover the cost of the equipment required for the conversion, any delay or inability to successfully convert the hospitals, or a failure to collect sufficient subscription fees from the hospitals, could have an adverse effect on its business.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 4.  Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures.

         iVillage's management maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), which have been designed to ensure that material information related to iVillage, including its consolidated subsidiaries, is made known to iVillage's disclosure committee, which consists of certain members of iVillage's management, on a regular basis.

         iVillage's disclosure committee has carried out an evaluation, under the supervision and with the participation of iVillage's management, including its Chief Executive Officer, Douglas W. McCormick, and Chief Financial Officer, Scott Levine, of the effectiveness of the design and operation of iVillage's disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, Messrs. McCormick and Levine concluded that iVillage's disclosure controls and procedures are effective in ensuring that information required to be disclosed by iVillage in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to iVillage's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

         (b) Changes in Internal Controls over Financial Reporting.

         There was no change in iVillage's internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, iVillage's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is made to "Item 3. Legal Proceedings." in iVillage's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a description of certain class action securities lawsuits pending against iVillage and Women.com in connection with their respective initial public offerings.

         In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants, the issuer officers and directors named as defendants, and the issuers' insurance companies. The proposed settlement generally provides that the issuer defendants and related individual defendants will be released from the litigation without any liability other than certain expenses incurred to date in connection with the litigation, the issuer defendants' insurers will guarantee $1.0 billion in recoveries by plaintiff class members, the issuer defendants will assign certain claims against the underwriter defendants to the plaintiff class members, and the issuer defendants will have the opportunity to recover certain litigation-related expenses if the plaintiffs recover more than $5.0 billion from the underwriter defendants, among other things. The respective boards of directors of iVillage and Women.com each approved the proposed settlement in July 2003. The proposed settlement is now subject to approval by the other involved parties as well as to the final approval of the court. iVillage does not expect this proposed settlement, if approved, to have a material impact on iVillage's financial condition or results of operations. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

Item 4.  Submission of Matters to a Vote of Security Holders.

         iVillage's 2003 Annual Meeting of Stockholders was held on October 9, 2003. In the election of directors, the three director nominees were elected with the following votes:

                                            Number of Votes
                                       ---------------------------
           Nominee                         For           Withheld      Broker Non-Votes
           -------                     ----------        ---------     ----------------
           Cathleen P. Black........   49,945,868        2,210,929            --
           Edward D. Horowitz.......   51,947,893          208,904            --
           Douglas W. McCormick.....   49,895,631        2,261,166            --

The following are the other directors whose terms of office were to continue after this meeting: Kenneth Bronfin, John T. Healey, Lennert J. Leader, Habib Kairouz, Edward T. Reilly and Alfred Sikes.

         The stockholders voted in favor of the ratification of the appointment of PricewaterhouseCoopers LLP as iVillage's independent auditors for the fiscal year ended December 31, 2003 as follows:

                                                      Number of Votes
                                             ------------------------------
                                                For       Against   Abstain     Broker Non-Votes
                                             ----------   -------   -------     ----------------
         Ratification of Appointment of
           Auditors......................    51,978,832   166,834    11,131            --

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits.

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

      (b) Reports on Form 8-K.

Item #                                      Description                                   Date
------              ------------------------------------------------------------     ---------------

(i)  9, 12          Furnishing, among other things, iVillage's                        July 18, 2003
                    reaffirmation of Q2 revenue projections (Items 7, 9, 12).
                    (The information furnished under Items 7, 9 and 12 and
                    Exhibit 99.1 is not incorporated by reference into
                    existing or future registration statements).

(ii) 5, 7, 12       Reporting the date of iVillage's 2003 annual meeting of           August 6, 2003
                    stockholders (Item 5).  Reporting iVillage's financial
                    results for the quarter ended June 30, 2003 (Items 7 and
                    12). (The information furnished under Items 7 and 12 and
                    Exhibit 99.1 is not incorporated by reference into
                    existing or future registration statements).

(iii) 5, 7          Reporting the transfer of the listing of iVillage's               August 18, 2003
                    common stock to The Nasdaq National Market (Items 5, 7).


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       iVILLAGE INC.
                                       (Registrant)


Dated:  November 14, 2003              By:  /s/ Douglas W. McCormick
                                            ---------------------------
                                            Douglas W. McCormick
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)




Dated:  November 14, 2003              By:   /s/ Scott Levine
                                             ----------------
                                             Scott Levine
                                             Chief Financial Officer (Principal
                                             Financial Officer)

                                  EXHIBIT INDEX


Number    Description
------    -----------

3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's Form 10-Q
          Quarterly Report for the period ended September 30, 2001, File No. 000-25469).

3.2       By-Laws of the Registrant (incorporated by reference from Exhibit
          3.2 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2001, File No. 000-25469).

11        Statement re: computation of earnings per share.

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 under thE Securities Exchange Act of 1934.

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32 Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.