Form 10-K
period 2003-12-31
IVILLAGE INC
filed 2004-03-30
CIK 1074767

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                               -------------------

                        Commission file number 000-25469

                                  iVillage Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                      13-3845162
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

             500 Seventh Avenue
             New York, New York                              10018
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (212) 600-6000

                               -------------------

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

         The aggregate market value of the issued and outstanding voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2003, as reported on The Nasdaq National Market, was approximately $59,932,902. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock (without reference to Exchange Act Regulation 13D-G's definition of "beneficial ownership") have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 25, 2004, the registrant had outstanding 58,869,898 shares of Common Stock.

                               -------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.
================================================================================
                                  iVillage Inc.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                           Page No.
                                                                                                                           --------
PART I

    Item 1.   Business...........................................................................................................  1
    Item 2.   Properties......................................................................................................... 16
    Item 3.   Legal Proceedings.................................................................................................. 16
    Item 4.   Submission of Matters to a Vote of Security Holders................................................................ 17

PART II

    Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.............................................. 18
    Item 6.   Selected Financial Data............................................................................................ 19
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............................. 21
    Item 7A.  Quantitative and Qualitative Disclosures about Market Risk......................................................... 49
    Item 8.   Financial Statements and Supplementary Data........................................................................ 49
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................... 49
    Item 9A   Controls and Procedures............................................................................................ 49

PART III

    Item 10.  Directors and Executive Officers of the Registrant................................................................. 50
    Item 11.  Executive Compensation............................................................................................. 55
    Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters................................................................................................ 59
    Item 13.  Certain Relationships and Related Transactions..................................................................... 62
    Item 14.  Principal Accountant Fees and Services ............................................................................ 63

PART IV

    Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................................... 64

SIGNATURES. ..................................................................................................................... 68

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND
    FINANCIAL STATEMENT SCHEDULE.................................................................................................F-1

                                   TRADEMARKS

         iVillage(R), iVillage.com(R), gURL.com(R), Deal With It(R), Newborn Channel(R), Parent Soup(R), ParentsPlace.com(R), WebStakes.com(R), iVillage Consulting(R), iVillage Solutions(R), and iVillageAccess(R) are registered trademarks of iVillage Inc. The stylized iVillage logo, "the Internet for Women", Astrology.com, Substance.com, Baby Steps, Public Affairs Group, Inc., Business Women's Network, Business Women's Network Government, Diversity Best Practices, Best Practices In Corporate Communications, and Promotions.com are trademarks of iVillage Inc. All other brand names, trademarks or service marks referred to in this report are the property of their owners.

                                     PART I

         Statements in this Annual Report on Form 10-K, including statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. The words or phrases "can be", "expects", "may affect", "may depend", "anticipates", "believes", "estimates", "plans", "projects", and similar words and phrases are intended to identify such forward-looking statements. These forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future results, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, some of which are beyond our control. In addition to the risks discussed below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our other public filings, press releases and statements by our management, factors that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied in such forward looking statements include:

         o the volatile and competitive nature of the media industry, in particular on the Internet;

         o changes in domestic and foreign economic, political and market conditions;

         o  the effect of federal, state and foreign regulation on our business;

         o the impact of recent and future acquisitions and joint ventures on our business and financial condition;

         o our ability to establish and maintain relationships with advertisers, sponsors, and other third-party providers and partners; and

         o the impact of pending litigation on our business and financial condition.

         All forward-looking statements in this report are current only as of the date on which the statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events.

         When used in this Annual Report on Form 10-K and unless otherwise specified, "iVillage," "we," "our" and "us" refer to iVillage Inc. and its consolidated subsidiaries.

Item 1.   Business.

                                    Overview

         iVillage is "the Internet for women" and consists of several online and offline media-based properties including the iVillage.com Web site, or iVillage.com, Women.com Networks, Inc., operator of the Women.com Web site, or Women.com, the gURL.com Web site, or gURL.com, Knowledgeweb, Inc., operator of the Astrology.com Web site, or Astrology.com, Cooperative Beauty Ventures, LLC, operator of the Substance.com Web site, or Substance.com, iVillage Parenting Network, Inc., or IVPN, Public Affairs Group, Inc., or PAG, Promotions.com, Inc., or Promotions.com, iVillage Consulting and iVillageSolutions. Following is a synopsis of our operational activities and those of our subsidiaries and divisions:

Subsidiary or Division     Operational Activity
----------------------     --------------------

iVillage.com               An online destination providing practical solutions
                           on a range of topics and everyday support for women
                           18 years of age and over.

Women.com                  An online destination providing content focused on
                           fun, games, entertainment and style for women 18 years of age and over.

gURL.com An online destination catering to teenage girls that offers advice, games and interactive content to girls 13 years of age and older.

Astrology.com              An online destination for individuals seeking daily
                           horoscopes, astrological content and personalized forecasts online.

Substance.com              An online destination offering interactive beauty
                           content and personal care products information.

IVPN A holding company for iVillage Integrated Properties, Inc., or IVIP, the operator of The Newborn Channel and Lamaze Publishing Company, or Lamaze Publishing, publisher of Lamaze Parents, which collectively provide informational and instructional magazines, custom publications, television programming, videos and online properties of interest to expectant and new parents.

PAG Comprised of three divisions: Business Women's Network, Diversity Best Practices and Best
                           Practices in Corporate Communications, each offering an extensive database of pertinent information and events to subscribing companies and members, and relevant publications.

Promotions.com             Comprised of two divisions: Promotions.com and
                           Webstakes.com, which offer online and offline promotions and direct marketing programs that are integrated with customers' marketing initiatives.

iVillage Consulting        Assists companies in the creation and development
                           of Web sites, digital commerce platforms and other aspects of technological infrastructures, primarily for Hearst Communications, Inc., and its affiliates, or Hearst, a related party.

iVillageSolutions          Our consumer products offerings including an
                           iVillage-branded book series and vitamin and nutraceutical supplement line.

         We organize our online network to address multiple topics of high importance to females at different age levels, and we seek to enrich their lives through our offerings of unique content, community applications, tools and interactive features. We facilitate use across our content areas by providing a similar look and feel within each area and across our network in general, resulting in consistent and strongly branded Web sites. Membership to iVillage.com is free and provides features such as message boards and other community tools.

         We believe we are an industry leader in developing innovative sponsorships that match the desire of marketers to reach women and parents with the needs of iVillage.com users to obtain relevant information, products and services. We leverage our online brand awareness by offering books, videos, and other consumer products and services under the iVillage, gURL.com, Lamaze and Business Women's Network brands.

         Our Web sites are consistently recognized as leading online offerings. According to comScore Media Metrics' December 2003 results:

         o We had approximately 14.6 million unique users to iVillage.com and our affiliate Web sites in the month of December, reaching approximately 10% of the total US online population;

         o iVillage.com was the 31st most visited Web site on the Internet in the United States;

         o iVillage.com continues to be ranked the #1 Community-Women Site and the #6 overall Community Site on the Internet;

         o gURL.com was ranked in the top ten in the Community-Teens Site category;

         o iVillage's astrological Web sites, including Astrology.com, were ranked #5 in the Hobbies/Lifestyle category;

         o Substance.com remained the #1 content destination online in the Retail-Fragrances/Cosmetics category; and

         o iVillage Parenting, the combined online properties of iVillage.com and IVPN, was ranked the #12 site in the Community-Family category.

                                  iVillage.com

Content Areas

         iVillage.com is organized around content specific areas that focus on issues of importance to females and provides interactive services, peer support, online access to experts and tailored shopping opportunities. iVillage.com is updated daily to promote content and community. The following table provides a brief description of the features of each of our content areas as of December 31, 2003:

Area                    Description
----                    -----------

Babies Caters to women who are trying to conceive, are expecting or are new parents, and includes content, experts, message boards and weekly chats, primarily through ParentsPlace.com.

Beauty Offers users beauty advice, product reviews and access to hair, makeup and skincare experts, primarily through Substance.com.

Diet & Fitness          Includes body calculators, nutrition and fitness
                        experts, message boards, quizzes and community challenges to improve one's weight and fitness level.

Entertainment           Contains celebrity interviews, jokes and
                        entertainment-related tools and quizzes.

Food Provides information on meal planning, nutrition and recipes which includes food experts and cooking basics.

Games Provides favorite single player online games such as blackjack, mahjong, solitaire and diamond mines.

Health Assists users in becoming better health care decision makers through relevant articles, expert advice, message boards and weekly chats.

Home & Garden           Offers information, expert advice and tools on home and
                        gardening issues.

Horoscopes              Provides horoscopes, celebrity profiles, romance charts,
                        monthly guidance and the ability to purchase astrology reports, primarily through Astrology.com.

Money Provides information on personal finance and saving strategies focusing on key life stage needs of women.

Parenting               Offers parenting solutions, access to experts and
                        support, primarily through ParentSoup.com.

Pets Provides information on caring for your pet, selecting a breed, adopting a pet and choosing a veterinarian.

Pregnancy               Provides expectant parents with information and support
                        on fertility and pregnancy, including ParentsPlace.com and Lamaze.com.

Quizzes Offers interactive quizzes and games on a variety of subjects.

Relationships           Offers information and conversation on love, marriage,
                        sex and family.

Work Provides women who work from home with tools and resources such as home office basics and professional women with tools and resources relating to career development and office-related issues.

         We believe that user support is critical in order to attract and retain users. We provide user support primarily through e-mail-based correspondence. Help and feedback buttons are prominently displayed throughout our network of Web sites, and our user support staff attempts to respond to all e-mail queries within two business days. In addition, community leaders provide e-mail support for broad-ranging issues. We do not charge for these services.

Sponsorship and Advertising Revenues

         Our online sponsorship arrangements are designed to support our sponsors' broad marketing objectives, including brand promotion, awareness, product introductions and online research. Sponsorship agreements typically include the delivery of impressions on our Web sites and occasionally the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include rich media, such as commercials originally created for a television format viewed on a Web page, and display or banner advertisements, links or other text or images. As part of a few of our sponsorship agreements, sponsors selling products may provide us with a commission on sales of their products generated through our Web sites. Advertising revenues are derived principally from short-term advertising contracts in which we typically guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Sponsorship and advertising revenues are also derived from sponsored links, currently supplied by Google, Inc. or Google, appearing on our Web pages that are based upon relevant content or a World Wide Web search query result. These revenues are earned on a cost per thousand page views and/or a percentage of net advertising revenue earned by Google from advertisers.

         Our sponsorship and advertising revenues are derived principally from promotional agreements, in which either full-screen arrival advertisements or display or banner advertisements are prominently displayed. A full-screen arrival advertisement appears upon entering one of our Web sites and includes a dramatic message that covers the screen and fades in up to 10 seconds leaving a smaller "arrival ad related message" embedded on the appearing Web site page. A display or banner advertisement consists of promotional content that can appear at the top or bottom of the pages on iVillage's Web sites. From each "arrival ad related message" or display advertisement, viewers can hyperlink directly to the sponsor's or advertiser's Web site, thus providing the sponsor or advertiser the opportunity to directly interact with an interested customer. In recent years, we have experienced a shift from larger higher rate long-term sponsorship agreements to smaller, lower rate short-term advertising contracts.

         We also offer research services to our sponsors, advertisers and other customers. Through third party vendors and internal staff, we provide research measuring brand awareness and the attributes related to purchase decisions. This research is primarily conducted through live online campaigns where users to our Web sites are randomly invited to participate in a brief survey designed to elicit information. This research can provide our sponsors and advertisers with important demographic information, marketing information and assistance with online promotional campaigns.

         We have a number of sponsorship and advertising arrangements with leading advertisers and sponsors across several industries including:

              Pharmaceutical                             Entertainment                               Retail
------------------------------------------   ------------------------------------------    ---------------------------------
                 Bayer AG                           The Walt Disney Company                     Amazon.com, Inc.
      Bristol-Meyers Squibb Company                     DreamWorks SKG                         Best Buy Co., Inc.
          Eli Lilly and Company                 Paramount Pictures Corporation              Circuit City Stores, Inc.
             GlaxoSmithKline                        Showtime Networks Inc.                       The Home Depot
            Merck & Co., Inc.                     Sony Pictures Entertainment               J.C. Penney Company, Inc.
               Novartis AG                      Warner Bros. Entertainment Inc.                   Kinko's, Inc.
               Pfizer Inc.                          The Hearst Corporation                   Sears, Roebuck and Co.
       Schering-Plough Corporation                                                                Staples, Inc.

            Consumer Products                             Automotive                           Financial Services
------------------------------------------   ------------------------------------------    ---------------------------------
             Kraft Foods Inc.                               AUDI AG                               Advanta Corp.
           Mars/Masterfoods USA                           Nissan USA                          Charles Schwab & Co.
       The Procter & Gamble Company                 Mercedes-Benz USA, LLC                    Wells Fargo & Company
               Unilever PLC                           Saab Cars USA, Inc.
                                                 Toyota Motor Sales, USA, Inc

Customer Concentration

         Hearst has been one of our largest customers for each of the last three years. Pursuant to an amended and restated magazine content license and hosting agreement with Hearst, we received the online distribution rights to seven Hearst magazine Web sites. Under this agreement, we provide production, maintenance and hosting services, for which in 2003 we received approximately $2.9 million in fees, and advertising services, for which in 2003 we received approximately $3.0 million in fees. In addition, we are entitled to a commission derived from the sale of Hearst magazines, which in 2003 totaled approximately $0.6 million. As part of this magazine content license agreement we pay Hearst a royalty fee, which in 2003 totaled approximately $0.8 million. Our magazine content license and hosting agreement with Hearst expires in June 2004, but continues on a month-to-month basis afterwards unless terminated by either party with 90 days prior notice.

         Our five largest customers accounted for approximately 27% of total revenues in 2003, 38% of total revenues in 2002 and 37% of total revenues in 2001. In 2003, Hearst accounted for approximately 11% of total revenues. No other single customer accounted for more than 10% of our total revenues in 2003. In 2002, The Procter and Gamble Company, or Procter and Gamble, accounted for approximately 11% of total revenues, Hearst for approximately 11%, and Unilever, PLC and its affiliates, or Unilever, for approximately 10%. In 2001, Unilever accounted for approximately 12% of total revenues. At December 31, 2003, Hearst accounted for approximately 20% of the net accounts receivable, and at December 31, 2002, Procter and Gamble accounted for approximately 26% of the net accounts receivable.

         We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. Our contract with Procter & Gamble expired in June 2003, our contract with Hearst expires in June 2004, and our contract with Unilever, signed in October 2003, expires in December 2004. Although our contract with Procter & Gamble expired last year, Procter & Gamble continues to advertise on our Web sites using shorter-term agreements. We recently began discussions regarding the renewal of our agreement with Hearst, however we cannot assure whether this contract will be renewed and, if renewed, whether the renewal terms will be as favorable as the current agreement with Hearst. Because our largest customers have varied over time in the past, we anticipate that they will continue to do so in the future. Consequently, the loss of even a small number of our largest customers at any one time could result in a significant loss of revenue which would adversely affect our business, financial condition and results of operations.

Content Targeting and Search Arrangements

         In August 2003, we entered into agreements with Google to provide content-targeted advertising and paid search engine functionality on our network of Web sites. A user of our network of Web sites can use Google's proprietary technology to search billions of pages on the World Wide Web. The ensuing search results page includes targeted advertising that provides an additional source of relevant information related to the user's specific search query. Through Google's AdSense technology, a user of our Web sites also receives advertisements targeted to the unique content contained on each individual page of the site. We earn revenue by serving targeted search advertisements in the form of sponsored links on these content and search result pages through Google's worldwide network of over 100,000 advertisers. Our agreement with Google related to content targeted advertising expires in August 2005, unless either party provides the other with a notice of non-renewal prior to 45 days from the first anniversary of the effective date of such agreement. Further, our agreement with Google related to paid search expires in August 2005,with a mutual option to renew for one additional year.

         In February 2004, we expanded our relationship with Google by entering into an agreement related to the Google Search Appliance. The Google Search Appliance provides Google's proprietary search capabilities to the internal search function of our Web sites. As a result, a user of one of our Web sites can search for information using Google's advanced methods to return results that are limited to information on our network of Web sites. Our agreement with Google related to the search appliance expires in February 2006.

Content Licensing Agreements

         iVillage UK

         In March 2003, we restructured the terms of our joint venture with Tesco, PLC, or Tesco, which had resulted in the formation of iVillage UK Limited, a United Kingdom company, or iVillage UK, in July 2000. Through a Web site located at www.iVillage.co.uk, iVillage UK was to serve the women's online market in the United Kingdom and the Republic of Ireland through a focused community and an array of interactive, customized online solutions and services. The restructured terms resulted in Tesco's purchase of our entire ownership interest in iVillage UK. Contemporaneously with the purchase, we entered into a license agreement with Tesco, whereby we license to iVillage UK our content and intellectual property, including trademarks and copyrights, for use in the U.K. and Ireland, in exchange for the greater of a minimum monthly license fee or a percentage of iVillage UK's gross revenues. Our license agreement with Tesco expires in March 2023 and automatically renews unless one party provides notice to the other one year prior to the termination of the then current renewal term. Either party may terminate the agreement during the initial term of this agreement with 90 days prior notice if iVillage UK is deemed not to be a profitable entity.

         MSN Network

         In September 2003, we entered into a content license arrangement with MSN network. Under the agreement, MSN presents select iVillage content on its women's channel, MSN Women, including editorially relevant content in the categories of Beauty, Fashion & Style, Relationships, Home & Food, and Career & Money. In exchange for the content, our logo, as well as hyperlinks to additional relevant content located at iVillage.com, appears throughout the MSN Women channel and anywhere our content appears on MSN. The links contained on MSN drive additional traffic to our Web sites. We also have the opportunity to offer and promote our for-pay products and services to MSN users. Our agreement with MSN expires in February 2005.

         Yahoo! Astrology

         In March 2004, we entered into a content license and distribution agreement with Yahoo! Inc, or Yahoo!. Under this agreement, we will be the exclusive provider of astrological content to Yahoo!'s online astrology area. iVillage astrological content is also expected to be available in other areas of Yahoo!'s Web site. We will provide Yahoo! with daily horoscopes and astrological reports. Links to additional content located on our Web sites will appear throughout the Yahoo! astrology area. Yahoo! will receive the greater of a fee for each registration for a gratuitous iVillage astrological chart or a revenue share for each iVillage astrological chart purchased by a Yahoo! user. Our agreement with Yahoo! expires in March 2006 and provides for our right to terminate with 30 days prior notice in the event defined content posting thresholds are not met.

Media Arrangements

         In addition to our relationship with Hearst, we will from time to time enter into agreements by which third parties will allow us to monetize their users and advertising inventory and incorporate their Web site traffic within our network of Web sites. Most Internet audience management companies include the traffic from these non-proprietary Web sites in the information they report about us.

Membership and Privacy

         We believe a large and active membership base is important to our success, and as of December 31, 2003 we had approximately 12 million members. Some features of our Web sites are restricted to members. Membership is free and available to iVillage.com users who disclose their name, e-mail address, zip code, country, age and gender and choose a member name and password to be used throughout member-only areas. Members form iVillage.com's core audience and are our most valuable users. Community challenges, message boards and chats are examples of iVillage.com members-only benefits.

         We recognize the importance of maintaining the confidentiality of member information and have a privacy policy to protect this information. Our current privacy policy is accessible through a link on each iVillage.com Web page, including the member registration page. Our current policy prohibits the sale or disclosure to any third party of any member's personal identifying information, such as his or her name or address, unless the member has provided consent in the form of an "opt-in". In limited situations that are described in our privacy policy, access to personally identifying information may be provided to a third-party partner if it is necessary for the delivery of a member service, such as a message board log-in. In these instances, the partner has agreed to be bound by our current privacy policy. In some instances, we may use information based on a member's activities on the site to offer relevant products and services on behalf of an advertiser.

         We offer our users the opportunity to purchase for-pay premium services, such as newsletters, quizzes, tools and education courses. We plan to continue to offer these premium services as well as new for-pay services in the future.

                                    Women.com

         On June 21, 2001, we completed our acquisition of Women.com Networks, Inc. Women.com was relaunched on iVillage.com and features content and communities in six departments including Sex & Dating, Entertainment, Style & Beauty, Celebrities, Girl Talk and Fun & Games, and also provides message boards for women who want to converse about such topics.

                                    gURL.com

         On August 5, 2003, we acquired the gURL.com Web site and related assets. gURL.com is a leading online community for teenage girls offering articles, advice, resources, games and interactive content. We also acquired the gURL.com book series including the following titles:

         o Deal With It: A Whole Approach To Your Body, Brain and Life as a Gurl, a holistic approach to perennial teen concerns: changing bodies, emotions, desires and lives in a frank, sometimes humorous nonjudgmental tone;

         o Where Do I Go From Here: Getting a Life After High School, a fun and informative resource that takes a look at the human side of college life by offering inside advice and inspiration to girls on the threshold of one of life's most important crossroads; and

         o The Looks Book: A Whole New Approach to Beauty, Body Image, and Style, real-life examples of a range of beauty archetypes that help young women to re-define their concepts of beauty, while emphasizing self-expression, self-invention, and a healthy irreverence toward traditional ideals.

gURL.com provides us with the opportunity to increase our demographic reach to include girls that are thirteen years of age and older. gURL.com allows us to target an expanded list of advertisers as well as the additional brands of current advertisers.

                                  Astrology.com

         On February 18, 1999, we acquired Knowledgeweb, Inc. and its primary asset, Astrology.net, which eventually became Astrology.com. Astrology.com is a content and commerce Web site providing daily horoscopes, astrology content and personalized forecasts that appeal to our core demographic of women. Astrology.com serves as a vehicle to drive repeat visits to iVillage.com through the use of daily horoscopes and accounts for a substantial portion of our traffic. We attempt to leverage the popularity of Astrology.com by using internal promotion and links to attract Astrology.com users to our other Web sites, resulting in higher average page views and time spent per visit. Astrology.com has also created an interactive commerce system that provides instantaneous, digital astrology reports. This system consists of software which operates the Web site and is capable of generating customized astrology reports based on input from users.

                                  Substance.com

         On November 3, 2003, we exercised our call option to purchase Unilever's remaining ownership interest in Cooperative Beauty Ventures, L.L.C., or CBV, resulting in CBV becoming a wholly owned subsidiary of iVillage. The principal asset of CBV, Substance.com, is a Web site that offers an array of personalized online services, beauty and personal care products and interactive product recommendations. In March 2001, we purchased 30.1% of CBV's membership interests from Unilever increasing our ownership to 80.1%. At such time, we gained operational control and CBV was consolidated within our financial statements. We formed CBV as a joint venture with Unilever in February 2000, with both parties agreeing to provide cash, intellectual property, marketing and other resources to the venture. In addition, Unilever committed to sponsorship and promotional initiatives.

                           iVillage Parenting Network

         IVPN is a holding company for Lamaze Publishing and IVIP which collectively provide informational and instructional magazines, television programming, videos and online properties of interest to expectant and new parents, including The Newborn Channel.

Lamaze Publishing

         On August 20, 1999, we acquired Lamaze Publishing, Inc, the assets of which eventually formed Lamaze Publishing. Lamaze Publishing offers Lamaze-related products and services. Lamaze is a method of childbirth preparation based on the Lamaze philosophy of birth, which states that birth is "normal, natural and healthy" and "childbirth education empowers women to make informed choices in healthcare, to assume responsibility for their health and trust their inner wisdom." Lamaze Publishing is the exclusive licensee of the LAMAZE(R) family of marks, owned by Lamaze International, Inc., for use in connection with consumer publications including print, audio, visual and other media. Lamaze Publishing also operates the Lamaze.com Web site primarily with our assistance. Our agreement with Lamaze Publishing grants these exclusive rights through July 2015 and we have an option to renew for an additional five years, unless either party provides the other with 12 months advance notice of termination.

         Lamaze Publishing's business strategy is to provide superior editorial products that target expectant and new parents who seek information related to pregnancy, the birth process and infant care that may not be readily available from busy healthcare professionals. Lamaze Publishing's materials are distributed through its vast network of healthcare professionals and childbirth educators as an alternative source for such information. Lamaze Publishing gratuitously provides its materials, but offsets its expenses by selling print advertising and commercial messages to advertisers targeting the young family market. Lamaze Publishing's product offerings include:

         o Lamaze Parents, a leading prenatal magazine used in childbirth education classes covering such relevant topics as prenatal nutrition, the role of the childbirth partner and the physical and emotional challenges of pregnancy, which had an annual circulation of approximately 2.7 million for 2003;

         o Lamaze para Padres, a leading Hispanic pre- and post-natal magazine used and distributed by Spanish-speaking childbirth educators, which had an annual circulation of approximately 750,000 for 2003;

         o Lamaze You and Your Baby, a video textbook used by childbirth educators that is available in both the English and Spanish language, and is often viewed at home by expectant parents and later returned to the childbirth educator which had an annual circulation of approximately 2.7 million in 2003;

         o Lamaze Magazine Onserts, a sampling/promotion publication that targets expectant and new parents with coupons, samples and promotional literature that is bundled in a poly-bag with a magazine and distributed by Lamaze Publishing's network of healthcare professionals and childbirth educators; and

         o Lamaze.com, the online extension of the Lamaze media franchise on iVillage.com that combines interactive tools with trusted expert advice on pregnancy, childbirth and early parenting.

         As a complement to the offline parenting media vehicles of IVPN, we also offer two Web sites that target parents on iVillage.com: ParentsPlace.com and ParentSoup.com, or Parent Soup. ParentsPlace.com is a community where new and expecting parents can connect, communicate and share in the joy of starting a family, with key features such as the Baby Name Finder, Pregnancy Calendar, First Year of Life Newsletter, Expecting Clubs, Playgroups and information from certified healthcare experts. Parent Soup is designed for parents committed to raising happy and healthy kids from toddlers to teens and includes a toddlers department, preschool department, development tracker, mothers circles, Thirty-Something Parents and information from certified healthcare experts.

IVIP

         IVIP is the owner and operator of The Newborn Channel, The Newborn Channel-Spanish which is currently offered as an audio overlay to The Newborn Channel, and The Wellness Channel, all three of which we refer to as the Channels. The Newborn Channel is a 24 hours a day, 7 days a week, satellite television network offering exclusive programming to new mothers in their hospital rooms. In 2003, approximately 1,100 hospitals nationwide aired The Newborn Channel and, according to a study conducted by Roper ASW, The Newborn Channel is viewed by greater than 75% of all mothers giving birth in these hospitals, reaching an annual circulation of approximately 2.6 million mothers. IVIP also transmits The Wellness Channel to hospitals offering general health and wellness-based programming covering topics such as patient's rights, alternative pain cures and breast cancer awareness. As of December 31, 2003, the number of hospitals airing The Wellness Channel was nominal.

         IVIP derives revenue from the sale of advertising messages and sponsorships on the Channels to third parties desiring to target pertinent markets. During 2003, IVIP began collecting a fee for receiving the Channels and, as of February 29, 2004, had converted approximately 40% of its viewing hospitals to an annual fee agreement. IVIP's for-pay initiative was in anticipation of upgrades in the technology that delivers the Channels to the hospitals and may correlate with the expiration of existing non-paying agreements with the hospitals. IVIP began installation of this delivery system in the hospitals in the first quarter of 2004. Once installed, the new technology will allow IVIP to customize the programming and advertising viewed at each individual hospital site and decrease operating costs due to a reduction in required satellite time.

         IVIP also owns and publishes Baby Steps magazine, a leading source of post-natal information and the only magazine endorsed by the National Association of Pediatric Nurse Practitioners, or NAPNAP, a professional organization with 6,000 members nationwide. Baby Steps is often augmented with a promotional program that includes coupons, samples and literature of third-party advertisers that are bundled in a poly-bag with the magazine and distributed primarily to new parents at hospital bedside. Baby Steps had an annual circulation of approximately 3.0 million for the year ended December 31, 2003.

         In recent years, IVIP has also leveraged its experience of producing promotional materials to create several custom publications for sponsors of both IVPN and iVillage. In each instance, IVIP works with sponsors to create tailored magazines, catalogs or other marketing materials that range from product information and coupon compilations directed to new parents to financial services booklets focused on the needs of entrepreneurial women.

                                 Promotions.com

         On May 24, 2002, we completed our acquisition of Promotions.com. Promotions.com is comprised of two divisions: Promotions.com and Webstakes.com. The Promotions.com division provides custom solutions to create and manage promotions on a customer's Web site. The Promotions.com division's revenues are derived from providing services related to the creation, administration and implementation of online and offline promotions. Companies that utilized the Promotions.com division's services in 2003 include Kraft Foods North America, Inc., Nabisco Inc., and The Marketing Store Worldwide. During 2003, we outsourced most of the operations of Promotions.com to an existing service provider in order to create economies of scale.

         The Webstakes.com division provides direct marketing services for third-party promoters and advertisers via the Internet and e-mail. During 2003, Webstakes.com modified its business model in anticipation of the state commercial email legislation that ultimately lead to the federal CAN-SPAM Act of 2003, or CAN-SPAM, which took effect in the United States on January 1, 2004. CAN-SPAM, and the related state legislation that preceded its effectiveness, impose requirements in connection with the sending of commercial email. Webstakes.com mailings are compliant with the requirements of CAN-SPAM and applicable state law and Webstakes.com requires all third parties to be CAN-SPAM compliant in accordance with the provisions of Webstakes.com's standard contract. Revenues from Webstakes.com services are primarily based upon either a "cost-per-click" or a "cost-per-action" pricing model.

                              Public Affairs Group

         On July 16, 2001, we acquired control of PAG, a privately held company, which is comprised of Business Women's Network, Diversity Best Practices, and Best Practices In Corporate Communications. PAG offers several fee-based benefits and services to subscribing companies and members including:

Service                                 Description
-------                                 -----------

Business Women's Network                An information network of women
                                        providing resources, publications,
                                        and benchmarking services for businesses of all sizes and in all sectors.

Diversity Best Practices                A specialized service through which
                                        member companies and government entities share and exchange best practices around key diversity issues through conference calls, seminars, special reports and an online resource center.

Best Practices in                       A member-based business resource that
   Corporate Communications             facilitates efficient communication
                                        programs and the exchange of
                                        information, provides conference
                                        calls, white papers and reports,
                                        seminars and an online resource center.

Business Women's Network                Assists government agencies in meeting
   Government                           the U.S. federal government's 5% women
                                        and minority-owned small business
                                        procurement goal.


         PAG produces several books and publications through its divisions, including:

         o  The BWN Directory of Business and Professional Women's Organizations
            - lists over 5,000 organizations and Web sites;

         o The BWN Calendar of Women's Events; Best of the Best: Corporate Awards for Diversity and Women - reviews over 45 of the best lists in America for saluting corporations for their achievements related to diversity and women;

         o Women and Diversity Enrollment Report - provides a guide to the enrollment statistics of U.S. undergraduate and graduate schools for women and minorities; and

         o Women and Diversity WOW! Facts - includes an annual compendium of salient facts, figures and statistics on and about the women's marketplace compiled from close to 10,000 research reports.

         PAG also hosts several events including an annual Diversity and Women Leadership Summit & Gala which in 2003 was attended by over 1,000 participants from 50 major corporations, 15 U.S. government agencies and 25 nations, and honored twelve senior officers of Fortune 500 companies and government agencies as advocates of diverse business cultures.

                               iVillage Consulting

         iVillage Consulting is our business unit that provides production and back-end provisioning services for third parties, including the creation and development of Web sites, digital commerce platforms and other aspects of their technology infrastructures. We recognize revenues from these services based upon a number of factors including actual hours worked at negotiated hourly rates, fixed fees stipulated in contracts or straight-line over the life of the contract. In 2003, iVillage Consulting provided services to Hearst, Unilever, About, Inc., an online destination owned by Primedia Inc., N. V. Perricone, M.D., Limited, a provider of skin care products, and Tesco.

Hearst Magazine Web Sites

         iVillage Consulting produces, maintains and hosts several online properties of Hearst. Pursuant to an amended and restated magazine content license and hosting agreement with Hearst, we received the online distribution rights to seven Hearst magazine Web sites. Various areas within our network of Web sites link to the content of these magazine sites. We receive a revenue share for each magazine sold through our network of Web sites. The following table describes each magazine site:

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

         We also provide production, maintenance and hosting services related to other Hearst magazine Web sites not featured on our Web sites and Hearst's corporate Web site.

                                iVillageSolutions

         In July 2002, we announced our collaboration with Rutledge Hill Press to publish an iVillageSolutions branded book series. Our strategy in providing these books is to provide a logical offline extension of iVillage.com's content. We receive a share of the royalties from the sale of each book. We released the following seven books during 2003:

         o Best Advice on Finding Mr. Right - provides advice for the woman looking to find love or to make a relationship work;

         o Best Advice on Life After Baby Arrives - provides information, comfort and inspiration to women facing the demanding first months after a baby arrives;

         o Best Advice on Starting A Happy Marriage - provides insights and solutions for engaged and newlywed couples for making their marriage an adventure that will last;

         o 6 Weeks to Losing It For Good - includes a six-week weight loss program for the common woman and an eating and exercise strategy tailored to a woman's personality and lifestyle;

         o The Frugal Woman's Guide to a Rich Life - contains guidance and anecdotes of successful secrets that avoid wasting time, money and energy;

         o Quiz Therapy - features fun, insightful self-assessments in such categories as personality, love, dating, couples, weddings, home and beauty; and

         o Heirloom Recipes - brings together the family recipes of the women of iVillage and reflects the spirit in which these recipes were originally shared.

         The iVillageSolutions books can be purchased in the book departments of major online and offline outlets and on the iVillage Market, which resides on our network and allows customers to make online purchases of iVillageSolutions products and the goods and services of third parties.

                          Other Operational Activities

                  In the second half of 2002, we also launched an iVillageSolutions-branded vitamin and nutraceutical supplement line and iVillageAccess, a dial-up Internet Service Provider offering. Each is supplied through a collaborative venture with a third party with whom we share a portion of the profits from sales or subscriptions. To date the revenues from both activities have not been significant.

                                Long Lived Assets

         We have long lived assets which include fixed assets, goodwill, intangible assets and prepaid rent. As of December 31, 2003, our remaining net fixed assets were approximately $7.3 million, net goodwill was approximately $22.6 million and net intangible assets was approximately $12.0 million.

         In July 2003, we entered into a lease amendment with the landlord of our New York headquarters that became effective on August 15, 2003. The lease amendment provides for a reduction in leased space, as well as a reduction in rent per square foot. In connection with the lease amendment, we surrendered approximately $8.5 million classified as restricted cash to the landlord, resulting in a lease restructuring charge of approximately $4.7 million and prepaid rent of $3.7 million, which will be amortized over the remaining life of the lease which expires in 2015. Our prepaid rent, net of the current portion, is reflected as a long-lived asset in our financial statements.

                      Sales, Marketing and Public Relations

Sales

         As of December 31, 2003, we had a direct sales organization consisting of 18 sales professionals, which as of March 25, 2004, had been augmented to include three additional sales professionals. In addition to typical sales activities, our sales professionals regularly consult with agencies and advertisers on design and placement of Web-based advertising and provide clients with measurements and analyses of advertising effectiveness. Several of our subsidiaries also have their own dedicated sales team, including:

         o seven professionals who concentrate primarily on advertising sales and annuals fees for IVPN's Channels, video products and print advertising;

         o 13 professionals involved in sales of the memberships, events and publications offered by PAG; and

         o three professionals who sell Promotions.com's direct marketing services.

Marketing and Public Relations

         We employ a variety of methods designed to promote our brands and to attract traffic and new members, including advertising on other Internet sites primarily through barter agreements, targeted publications, cross promotional arrangements to secure advertising and other promotional considerations. To extend the iVillage brand, we have also entered into several strategic alliances with offline partners. In addition, we leverage other audience building strategies, including working closely with search engine submissions, news group postings and cross-promotions to properly index materials. Our marketing and research department consisted of 30 professionals as of December 31, 2003.

         Our internal public relations department oversees a public relations program which we believe is an important component of our marketing and brand recognition strategy. The program targets either a trade or business or a consumer audience to promote us and our brands.

         To maximize distribution of IVPN publications and the Channels, and to gain the endorsement of the professional community for these products, IVPN gives particular attention to marketing efforts targeted to childbirth educators, maternity nurses and hospitals. A staff of three marketing professionals contacts hospitals for distribution of the Channels and works with the healthcare professional community to maintain distribution levels of IVPN's publications and demonstrate how they can be used as teaching tools for expectant parents and new mothers. IVPN representatives maintain contact with the healthcare professional community through trade shows, professional conferences, consumer publication updates and personal sales calls.

                            Operating Infrastructure

iVillage Web Sites

         Our Web site operating infrastructure must accommodate a high volume of traffic and deliver frequently updated information and consists of approximately 100 servers. These servers run on the Sun Solaris, Microsoft NT and Linux operating systems and use Netscape Enterprise, Apache and Microsoft Corporation's IIS Web server software. Our Web sites have in the past suffered outages or experienced slower response times because of hardware or software malfunctions. To date, this has not had a material effect on our business, however, if necessary we may increase our capacity by adding additional servers. We intend to add additional servers in 2004.

         We maintain all of our production servers at the New Jersey Data Center of SAVVIS Communications Corporation, or SAAVIS, and the California facilities of Verio, Inc., or Verio. Our operations are dependent upon these companies' ability to protect their respective systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins and other events. SAAVIS provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week. The servers located at Verio are monitored by our California operations staff. Each facility is powered by multiple uninterruptible power supplies and backup generators.

         In February 2004, SAAVIS became our service provider after it acquired the assets of Cable and Wireless PLC, or Cable and Wireless, in a subordinated debt financing related to a bankruptcy declaration of December 2003. Cable and Wireless had originally become our service provider in February 2002 after obtaining the assets of Exodus Communications, Inc., or Exodus Communications, who had filed for bankruptcy protection. We cannot assure that SAAVIS and Verio will be able to provide sufficient services to us. If necessary, we believe we will be able to engage satisfactory alternative service providers on commercially reasonable terms.

         All of our production data, except Astrology.com, is copied to backup tapes each night and stored at a third-party, off-site storage facility. Astrology.com's production data is backed up on a daily basis at our facilities. We keep all of our production servers behind firewalls for security purposes and do not allow outside access except via secure channels. Strict password management and physical security measures are followed. Computer emergency response team alerts are read, and, where appropriate, recommended action is taken to address security risks and vulnerabilities. We do not presently have a comprehensive disaster recovery plan to respond to system failures.

Advertisement Serving Solutions

         For several years we have used the services of DoubleClick, Inc., or DoubleClick, including DoubleClick's scalable tools for targeting, serving and analyzing online campaigns, as well as assisting in the effective monetization of advertising inventory. In particular we employ a product known as DART, which has become an online industry standard and is familiar to many of our advertisers and sponsors. We have several agreements with DoubleClick, one of which expires in March 2004 and another that expires in December 2004. We have commenced discussions with DoubleClick regarding the renewal of these expiring agreements.

Audience Management System

         In August 2003, we entered into a software license and services agreement with Tacoda Systems, Inc., or Tacoda. Tacoda provides an audience management system, or AMS, that is designed to assist in the growth of advertising and transactional revenues by profiling and targeting the most valuable segments of a Web site's audiences. Tacoda's AMS collects audience data from data sources, such as ad servers, content servers, email databases, e-commerce servers, applications, and data analytic programs, and merges this information with our subscription, contest and registration data to provide us with a composite view of our audience. These audience profiles can contain demographic data and audience site behavior, such as frequency of visits or the propensity to click on display advertisements. The analytics and business intelligence that is integrated in the AMS is designed to allow us to prioritize our monetization of our Web sites and maintain a persistent relationship with the desires of our users, as well as provide our sponsors and advertisers with more valuable data points. Our agreement with Tacoda is perpetual by function of an auto-renewal clause, and we may terminate the agreement immediately at any time and for any reason by providing notice to Tacoda.

Message Board Utilities

         In January 2003, we entered into an application service provider agreement with Prospero Technologies LLC, or Prospero, under which Prospero provides application software, hosting and technical support for our message boards. The Prospero system provides enhanced functionality to our message boards, making them more useful to, and consequently more likely to be frequented by, our users and members. The features of the Prospero system include the ability of a user to receive an email when someone responds to a specific message board post and to search the vast number of topics posted on our message boards. We also offer premium message board utilities for an additional charge, however, revenues to date from the premium Prospero utilities have not been significant. Our agreement with Prospero expired in January 2004, but will continue on a month-to-month basis unless terminated by either party with 60 days prior notice. We can terminate the agreement immediately at any time if Prospero violates our privacy policy.

The Channels

         IVIP's broadcast of the Channels originates from a laser disc system, operated by Ascent Media, or Ascent, that provides a constant uplink signal to a satellite operated by PanAmSat. The signal is redirected to a satellite dish at each hospital and distributed to a patient's room for airing in real-time. Ascent is responsible for the installation and service of IVIP's equipment located at each hospital. We maintain business interruption insurance in the event programming is interrupted over the designated satellite.

         In 2004, IVIP, through Ascent, began to install and convert existing hospital sites to a new technology that allows for customization of programming at each site, allows for multi-channel audio and video capabilities and eliminates the need for a constant satellite feed. The programming and advertising of each individual hospital site may be updated on an as needed basis from Ascent's facility via a satellite signal to the existing satellite dish at each hospital site. The new technology will then receive and store the updated content for airing at a specific time or date in the future. IVIP intends to complete the conversion of all hospital sites within the next few years.

                                   Competition

         We compete intensely for members, users, advertisers and commerce, and believe the primary competitive factors in creating and maintaining a successful Internet-based business include:

         o  functionality                    o  ease of use

         o  brand recognition                o  pricing

         o  member affinity and loyalty      o  quality of products and services

         o  demographic focus                o  reliability and critical mass

         o  variety of value-added services

         We compete with other companies or Web sites which are primarily focused on targeting women online, including Lifetime.com and Oxygen.com, as well as Web sites targeted at the specific categories contained on our Web sites. We also anticipate competition from:

          o  search engine providers         o  commercial online services

          o  shareware archives              o  direct marketing companies

          o  content sites                   o  internet service providers

          o  other entities that may
             attempt to establish communities
             on the Internet by their own
             creation or purchasing one of
             our competitors

         We also compete with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers and advertising revenues. We believe that the principal competitive factors in attracting advertisers include:

         o  the demographics of our          o  our ability to offer targeted
            users                               audiences

         o  brand recognition                o  the amount of traffic on our
                                                Web sites
         o  the overall cost-effectiveness
            of the advertising medium
            offered by iVillage

         Many of our current and potential competitors, including developers of Web directories and search engines and traditional media companies, have:

         o  longer operating histories       o  greater name recognition

         o significantly greater financial, o larger existing customer bases technical and marketing resources

These competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising and subscription pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers. Internet content providers and Internet service providers, including developers of search engines, sites that offer professional editorial content and commercial online services, may not be perceived by advertisers as having more desirable Web sites for placement of advertisements.

         Several of our current advertisers, sponsors and strategic partners also have established collaborative relationships with our competitors or potential competitors, and other high-traffic Web sites, accordingly:

         o  we may be unable to grow our     o  competitor's growth in traffic
            membership, traffic levels and      from these relationships
            advertiser customer base            could make their Web sites more
            at historical levels                attractive to advertisers

         o  we may be unable to retain       o  our strategic partners may
            our current members, traffic        sever or elect not to renew
            levels or advertiser customers      their agreements with us

         o  we may be unable to attract a
            significant number of paying
            customers for our products and
            services

         Several major publishing companies produce products that are directly competitive with IVPN's magazines. Time Inc., G&J USA Publishing, and Meredith Corporation all publish various pre- and post-natal publications. Disney Publishing and Children's Television Workshop also publish general parenting magazines. All of these publishers have substantially greater marketing, research and financial resources than IVPN. IVPN competes by emphasizing the highly targeted nature of its audience, product quality and the fact that its publications are used as teaching tools by professionals, as well as the credibility and trust parents place in the LAMAZE(R) brand name.

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

         The Wellness Channel currently contends with a few direct competitors, such as General Electric Company's the "Patient Channel," in addition to the competition experienced by the other channels. Although few in number, such direct competitors possess significant financial resources, have well-established brand names, and large existing customer bases when compared with IVIP. To compete, IVIP must up-sell the current subscribers to, and advertisers on, its other Channels and continue to offer superior programming to differentiate itself from its competitors.

         The iVillageSolutions Book Series, the iVillageSolutions supplement and nutraceutical line, and iVillageAccess all compete with similar product and service offerings many of which are from companies with greater brand recognition and superior resources. In order to compete we must attract the customers of competitors by differentiating these products and leveraging our brand name and internal advertising capabilities.

         We may not be able to compete successfully against our current or future competitors and competitive pressures that we face could have a material adverse effect on our business, financial condition and results of operations.

           Intellectual Property, Proprietary Rights and Domain Names

         We regard our copyrights, service marks, trademarks, trade names, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protections of the countries in which we conduct business and confidentiality and/or license agreements with our employees, customers, independent contractors, affiliates and others to protect our proprietary rights.

         We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights to third parties. Although we attempt to ensure that these licensees maintain the quality of our brand, the steps we have taken to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our proprietary rights. In addition, other parties may assert claims of infringement of intellectual property against, or challenge our proprietary rights.

         As of December 31, 2003, we owned approximately 140 domestic and foreign trademark registrations or applications related to our business. Trademark registrations typically have a duration of ten years and can be renewed at our option prior to their expiration dates.

                                    Employees

         As of December 31, 2003, we employed 200 full-time employees, of whom 71 were in sales and marketing, 49 were in editorial and community, 41 were in administration and customer service, and 39 were in technology, operations and support. Our current employees are not represented by a labor union and are not the subject of a collective bargaining agreement. We believe that relations with our employees are satisfactory.

                              Available Information

         We were incorporated in the state of Delaware on June 8, 1995. The Internet address of our corporate Web site is www.ivillage.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports available free of charge through the "investor info" section of this Web site. We also make available financial information, news releases and other information on this Web site. Our reports filed with, or furnished to, the SEC are also available at the SEC's web site at www.sec.gov or at the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549. Information about the Public Reference Room is available at 1-800-SEC-0330.

Item 2.  Properties.

         We are headquartered in New York, New York, and currently lease approximately 42,000 square feet at 500-512 Seventh Avenue. During the third quarter of 2003, we entered into an amendment to our lease that provides for a reduction in leased space, as well as a reduction in rent per square foot. In connection with the amendment, we surrendered the approximately $8.5 million classified as restricted cash and transferred net fixed assets of approximately $1.5 million to the landlord of these premises. The lease, as amended, runs through April 2015.

         We also lease sales offices located in Chicago, Illinois, Santa Monica, California and San Francisco, California. These leases are on a month-to-month basis.

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

         We believe that these facilities will be adequate to meet our needs for the foreseeable future.

Item 3.  Legal Proceedings.

         Several plaintiffs have filed class action lawsuits in federal court against us, several of our former executives, and our underwriters in connection with our March 1999 initial public offering. A similar class action lawsuit was filed against Women.com, several of its former executives and Women.com's underwriters in connection with Women.com's October 1999 initial public offering. The complaints generally assert claims under the Securities Act, the Exchange Act and rules promulgated by the Securities and Exchange Commission, or SEC. The complaints sought unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys' fees.

         In February 2003, the defendants' motion to dismiss certain of the class action plaintiffs' claims was granted in part, but was primarily denied and the lawsuits entered the discovery phase. In June 2003, the parties agreed in principle to settle the matter, along with similar lawsuits against more than 300 other issuers. The proposed settlement generally provides for, among other things, that the issuer defendants and related individual defendants will be released from the litigation without any liability other than certain expenses incurred to date in connection with the litigation, the issuer defendants' insurers will guarantee $1.0 billion in recoveries by the plaintiffs, the issuer defendants will assign certain claims against the underwriter defendants to the plaintiffs, and the issuer defendants will have the opportunity to recover certain litigation-related expenses if the plaintiffs recover more than $5.0 billion from the underwriter defendants. In July 2003, each of the boards of directors of iVillage and Women.com approved the proposed settlement. The proposed settlement is currently subject to approval by the other involved parties as well as to the final approval of the court. We do not expect this proposed settlement, if approved, to have a material impact on our financial condition or results of operations. However, the proposed settlement may not be approved or implemented in its current form, or at all.

         In June 2001, Euregio.net commenced an action in Belgium against Women.com claiming damages in excess of 1 million Euros in connection with alleged copyright infringements. Despite Women.com's arguments challenging the jurisdiction of the Belgian court, the alleged infringements and the amount of damages, in January 2003 a Belgian court issued a judgment against Women.com in the amount of approximately 850,000 Euros, or approximately $1.1 million based on the Euro exchange rate as of December 31, 2003. Each of the parties filed court briefs and appeared before the Brussels Court of Appeals on February 24, 2004. A decision from the Brussels Court of Appeals regarding Women.com's further challenge of the jurisdiction, alleged infringements and amount of damages is still pending. Women.com has been advised by outside legal counsel that Euregio.net would have to commence legal proceedings in the United States to enforce this judgment. If necessary, Women.com fully intends to appeal to a higher Belgium court and oppose any effort by the plaintiffs to enforce a judgment from the Belgian court in the United States.

         We believe, based upon the advice of outside legal counsel, that the aforementioned lawsuits and claims asserted against us and our subsidiary pursuant to these complaints are without merit and we intend to vigorously defend against these claims. We believe that it is not probable that either of these legal proceedings will have a material adverse effect on our business, financial condition, results of operations and liquidity.

         We are not currently subject to any other material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Our 2003 annual meeting of stockholders was held on October 9, 2003 to elect three Class II directors to the board of directors and to ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003.

In the election of directors, the three director nominees were elected with the following votes:

                                                 Number of Votes
                                   -----------------------------------------
Nominee                               For                           Withheld
-------                            ----------                       --------
Cathleen P. Black                  49,945,868                      2,210,929
Edward D. Horowitz                 51,947,893                        208,904
Douglas W. McCormick               49,895,631                      2,261,166

Directors whose terms of office continued after the meeting included Kenneth A. Bronfin, John T. (Jack) Healy, Habib Kairouz, Lennert J. Leader, Edward T. Reilly and Alfred Sikes.

         The stockholders voted in favor of the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ended December 31, 2003, as follows:

                                                  Number of Votes
                                   --------------------------------------------
                                      For             Withheld        Abstain
                                   ----------         --------        -------
Ratification of appointment of
auditors                           51,978,832          166,832        11,131

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

         During the fiscal year ended December 31, 2003, our common stock traded on both The Nasdaq National Market and The Nasdaq SmallCap Market. Our common stock was traded on The Nasdaq National Market prior to its transfer to The Nasdaq SmallCap Market on December 20, 2002. Our common stock remained on the Nasdaq SmallCap Market until it was transferred back to The Nasdaq National Market on August 19, 2003. On both The Nasdaq National Market and The Nasdaq SmallCap Market, our common stock has traded under the symbol "IVIL". The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as reported on The Nasdaq National Market or The Nasdaq SmallCap Market, as applicable:

                                                2003                                             2002
                           ------------------------------------------------ -----------------------------------------------
                                    High                     Low                     High                     Low
                           ---------------------  ------------------------- ---------------------  ------------------------
First Quarter                     $1.10(1)                $0.56(1)                 $2.85(3)                $1.63(3)
Second Quarter                    $1.62(1)                $0.50(1)                 $2.70(3)                $1.17(3)
Third Quarter                     $2.95(2)                $1.40(2)                 $1.41(3)                $0.55(3)
Fourth Quarter                    $3.97(3)                $2.09(3)                 $1.00(4)                $0.52(4)

--------------------------
(1) As reported on The Nasdaq SmallCap Market.
(2) As reported on The Nasdaq SmallCap Market from July 1, 2003 to August 18, 2003 and The Nasdaq National Market from August 19, 2003 through September 30, 2003.
(3) As reported on the Nasdaq National Market.
(4) As reported on The Nasdaq National Market from October 1, 2002 to December 19, 2002, and The Nasdaq SmallCap Market from December 20, 2002 through December 31, 2002.

On March 25, 2004, the closing sales price of our common stock was $6.12 per share.

Holders

         As of March 25, 2004 and there were 920 holders of record of our outstanding common stock. This figure does not include the number of stockholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

Dividends

         We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         During February 2004, an aggregate of 29,449 shares of common stock were issued to certain of our existing security holders in exchange for warrants they had acquired in connection with a securities purchase agreement related to our acquisition of Women.com. In each case, we relied on the exemption provided by Section 3(a)(9) of the Securities Act.

         On January 14, 2004, Hearst Communications, Inc. exercised a warrant it received in connection with a securities purchase agreement related to our acquisition of Women.com and purchased 2,065,695 shares of common stock for $0.01 per share. Pursuant to its terms, the warrant became exercisable when the average closing price of our common stock had exceeded $3.75 for 15 consecutive trading days prior to January 14, 2003. We relied on the exemption from registration under Section 4(2) of the Securities Act for the sale of the securities issued in connection with the exercise of this warrant.

         In October 2003, we exercised our call option and purchased the remaining 19.9% ownership interest of Cooperative Beauty Ventures, L.L.C. from Unilever, resulting in it becoming our wholly owned subsidiary. The aggregate purchase price consisted of approximately $0.2 million in cash and 200,000 shares of our common stock which were held as treasury stock. We relied on the exemption from registration under Section 4(2) of the Securities Act for the sale of securities issued in connection with this transaction.

Item 6.  Selected Financial Data.

         Our selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements and other financial information included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003 and 2002 are derived from our audited consolidated financial statements included in this report. The consolidated balance sheet data as of December 31, 2001, 2000 and 1999 and the consolidated statements of operations data for the years ended December 31, 2000 and 1999 are derived from our audited consolidated financial statements that are not included in this report. The historical annual results presented here are not necessarily indicative of future results. We acquired Knowledgeweb, Inc. in February 1999, OnLine Psychological Services, Inc. and Code Stone Technologies, Inc. in June 1999, Lamaze Publishing and Family Point Inc. in August 1999, an additional 30.1% interest in Cooperative Beauty Ventures, L.L.C. in March 2001 increasing our ownership to 80.1%, with the remaining 19.9% interest acquired in October 2003, Women.com Networks, Inc. in June 2001, a controlling interest in Public Affairs Group, Inc. in July 2001 and an 82.3% interest in Promotions.com, Inc. in April 2002 with the remaining 17.7% interest acquired in May 2002. The financial data reflect the results of operations of these subsidiaries since their dates of acquisition. In March 1999, we acquired the remaining minority interest in IVN, Inc, formerly known as iBaby, Inc. In June 2000, we decided to discontinue the operations of our IVN, Inc. subsidiary. As such, all discussion and analysis below does not include IVN, Inc. operations.

                                                                                      Years Ended December 31,
                                                              ----------------------------------------------------------------------
                                                                 2003           2002           2001          2000         1999
                                                                 ----           ----           ----          ----         ----
                                                                            (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues ................................................     $  55,221      $  59,423      $  60,041      $  76,352      $  36,576
                                                              ---------      ---------      ---------      ---------      ---------

Operating Expenses:
Editorial, product development and technology ...........        28,842         27,973         33,500         35,327         20,652
Sales and marketing .....................................        19,963         30,237         36,178         54,098         63,526
General and administrative ..............................        13,314         13,474         17,702         22,634         13,164
Lease restructuring charge and related
     impairment of fixed assets(1) ......................         9,126             --             --             --             --
Depreciation and amortization(1) ........................         8,595         11,900         23,529         37,681         25,720
Impairment of goodwill, intangible assets
     and fixed assets(1) ................................         4,029            971             --         98,056             --
                                                              ---------      ---------      ---------      ---------      ---------

     Total operating expenses ...........................        83,869         84,555        110,909        247,796        123,062
                                                              ---------      ---------      ---------      ---------      ---------

Loss from operations ....................................       (28,648)       (25,132)       (50,868)      (171,444)       (86,486)
Interest income, net ....................................           218            485          2,285          5,261          4,085
Other income (expense), net .............................           727            (34)           (43)           595            271
Gain on sale of joint venture interest and other
     assets .............................................           625             --            385             --             --
Minority interest .......................................           (51)           (74)             7             --             --
Write-down of investments ...............................            --             --           (104)       (13,496)            --
Loss from unconsolidated joint venture ..................            --             --           (127)          (422)            --
Cumulative effect of change in accounting
     principle(1) .......................................            --         (9,181)            --             --             --
                                                              ---------      ---------      ---------      ---------      ---------

Net loss from continuing operations .....................       (27,129)       (33,936)       (48,465)      (179,506)       (82,130)
Preferred stock deemed dividend .........................            --             --             --             --        (23,612)
                                                              ---------      ---------      ---------      ---------      ---------

Net loss attributable to common stockholders
     from continuing operations .........................     $ (27,129)     $ (33,936)     $ (48,465)     $(179,506)     $(105,742)
                                                              =========      =========      =========      =========      =========

                                                                                      Years Ended December 31,
                                                              ----------------------------------------------------------------------
                                                                 2003           2002           2001          2000         1999
                                                                 ----           ----           ----          ----         ----
                                                                            (in thousands, except per share data)
Basic and diluted net loss per share
     attributable to common stockholders from continuing
     operations .........................................     $   (0.49)     $   (0.62)     $   (1.13)     $   (6.05)     $   (5.06)
                                                              =========      =========      =========      =========      =========

Weighted average shares of common stock
     outstanding used in computing basic and
     diluted net loss per share .........................        55,772         54,841         42,807         29,683         20,901
                                                              =========      =========      =========      =========      =========

----------
(1) Please see Note 3, Note 4, Note 5 and Note 12 of iVillage's Notes to Consolidated Financial Statements.

                                                                                      Years Ended December 31,
                                                              ----------------------------------------------------------------------
                                                                 2003           2002           2001          2000         1999
                                                                 ----           ----           ----          ----         ----
                                                                                          (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents ...............................     $  15,823      $  21,386      $  29,831      $  48,963      $ 106,010
Working capital .........................................        13,080         18,403         30,966         40,252         90,752
Total assets ............................................        72,528        100,586        132,387        132,459        312,748
Long-term liabilities ...................................         1,483          3,926          4,273          4,818             --
Stockholders' equity ....................................        56,947         82,200        108,757        101,366        283,850

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties.

                                    Overview

         The following management's discussion and analysis is intended to provide information necessary to understand our consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations. It is organized as follows:

         o The section entitled "iVillage Background," briefly describes the organization of our business by subsidiary or division.

         o "Critical Accounting Policies" discusses each of our most critical accounting policies including revenue recognition, fixed assets and intangibles, goodwill, income taxes, allowance for doubtful accounts, and management estimates and assumptions.

         o "Results of Operations" discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides detailed narrative regarding significant changes in our results of operations for 2003 compared to 2002, and 2002 compared to 2001.

         o "Liquidity and Capital Resources" discusses our 2003 year-end liquidity, cash flows for the year ended December 31, 2003 compared to those for the year ended December 31, 2002, factors that may influence our future cash requirements and the status of certain contractual obligations as of December 31, 2003.

         o "Recent Accounting Pronouncements" discusses the significance of various recent accounting pronouncements to our financial reporting.

         o "Legal Proceedings" discusses the status of litigation relating to our initial public offering as well as that of Women.com, and of an intellectual property litigation involving Women.com.

                               iVillage Background

         iVillage is "the Internet for women" and consists of several online and offline media-based properties including the iVillage.com Web site, or iVillage.com, Women.com Networks, Inc., operator of the Women.com Web site, or Women.com, the gURL.com Web site, or gURL.com, Knowledgeweb, Inc., operator of the Astrology.com Web site, or Astrology.com, Cooperative Beauty Ventures, LLC, operator of the Substance.com Web site, or Substance.com, iVillage Parenting Network, Inc., or IVPN, Public Affairs Group, Inc., or PAG, Promotions.com, Inc., or Promotions.com, iVillage Consulting and iVillageSolutions. Following is a synopsis of our operational activities and those of our subsidiaries and divisions:

Subsidiary or Division     Operational Activity
----------------------     --------------------

iVillage.com               An online destination providing practical solutions
                           on a range of topics and everyday support for women
                           18 years of age and over.

Women.com                  An online destination providing content focused on
                           fun, games, entertainment and style for women 18 years of age and over.

gURL.com An online destination catering to teenage girls that offers advice, games and interactive content to girls 13 years of age and older.

Astrology.com              An online destination for individuals seeking daily
                           horoscopes, astrological content and personalized forecasts online.

Substance.com              An online destination offering interactive beauty
                           content and personal care products information.

IVPN A holding company for IVIP, the operator of The Newborn Channel and Lamaze Publishing, publisher of Lamaze Parents, which collectively provide informational and instructional magazines, custom publications, television programming, videos and online properties of interest to expectant and new parents.

PAG Comprised of three divisions: Business Women's Network, Diversity Best Practices and Best Practices in Corporate Communications, each offering an extensive database of pertinent information and events to subscribing companies and members, and relevant publications.

Promotions.com             Comprised of two divisions: Promotions.com and
                           Webstakes.com, which offer online and offline promotions and direct marketing programs that are integrated with customers' marketing initiatives.

iVillage Consulting        Assists companies in the creation and development
                           of Web sites, digital commerce platforms and other aspects of technological infrastructures, primarily for Hearst, a related party.

iVillageSolutions          Our consumer products offerings including an
                           iVillage-branded book series and vitamin and nutraceutical supplement line.

         The discussion and analysis below includes the results of operations of CBV since March 1, 2001, Women.com since June 18, 2001, PAG since July 16, 2001 and Promotions.com since April 19, 2002. CBV was accounted for under the equity method of accounting prior to March 1, 2001.

                          Critical Accounting Policies

Revenue Recognition

         iVillage

         Our revenues are derived primarily from the sale of sponsorship and advertising contracts. Sponsorship revenues are derived principally from contracts designed to support a customer's broad marketing objectives, including brand promotion, awareness, product introductions and online research. Sponsorship agreements typically include the delivery of impressions on our Web sites and occasionally the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include rich media and display or banner advertisements, links, or other text or images. As part of a few sponsorship agreements, sponsors selling products may provide us with a commission on sales of their products generated through our Web sites. To date, amounts received from the sale of sponsor's products have not been significant.

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

         We also derive sponsorship and advertising revenues from sponsored links appearing on an iVillage Web page that is based upon relevant content or a World Wide Web search query result. These revenues are earned on a cost per thousand impressions and/or a percentage of the advertiser's net revenue and are recognized upon notification from the search engine provider.

         For contracts with multiple elements, namely those that include delivered and undelivered products, or advertising and production revenue, we allocate revenue to each element based on evidence of its fair value under the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force Issue, or EITF, No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," or EITF 00-21. Evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. We recognize revenue allocated to each element when the criteria for revenue set forth above are met.

         Barter revenues generally represent exchanges by us of advertising space on our Web sites for reciprocal advertising space on or traffic from other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon our recent practice of receiving cash for similar advertisements. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are generally recognized when our advertisements are displayed on the reciprocal Web sites or properties, which is typically in the same period as when advertisements are displayed on iVillage.com and its affiliated properties, and are included as part of sales and marketing expenses.

         We recognize revenues from iVillage Consulting's services based upon a number of factors including actual hours worked at negotiated hourly rates, completed contract or straight-line over the life of the contract.

         We have received revenues from initiatives involving subscription-based properties, the sale of iVillage-branded products and services, the sale of third-party products, the licensing of portions of our content and services, and the sale of research. We recognize revenues from these initiatives when products are shipped and/or provided to the customer, or straight-line over the life of the agreement and when the collection of the receivable is reasonably assured and no further obligation remains.

         Astrology.com

         Revenues from Astrology.com consist primarily of the sale of astrological charts and other related products to users of the Astrology.com Web site. We recognize revenues from Astrology.com product sales, net of any discounts, when products are shipped to customers, the collection of the receivable is reasonably assured and no further obligations remain.

         iVillage Parenting Network, Inc.

         IVPN's revenues have been derived primarily from advertising placements in IVPN's publications, videos and Web site, and broadcasts of The Newborn Channel, The Newborn Channel-Spanish, currently offered as an audio overlay to The Newborn Channel, and The Wellness Channel. In addition, sponsorship and advertising revenues are generated through a sampling and coupon program, which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant parents. Sponsorship and advertising revenues are recognized on a straight-line basis over the term of the contract, provided that IVPN has no continuing obligations and the collection of the receivable is reasonably assured.

         In recent years, IVPN has developed two new revenue streams. IVPN began creating and distributing custom publications and mailings primarily on behalf of one advertiser. Revenues from the sale of custom publications and mailings are recognized when IVPN fulfills all obligations under the terms of the contract and the collection of the receivable is reasonably assured. IVPN has also commenced the collection of an annual fee to hospitals for The Newborn Channel. Contracts related to this fee typically range from three to five years. IVPN recognizes revenues from these fees ratably over the term of the agreement provided the collection of the receivable is reasonably assured.

         Public Affairs Group, Inc.

         Revenues from PAG are generated primarily through subscription-based programs that convey current best practices for both diversity issues in the workplace and corporate communications and the hosting of an annual two-day summit and gala event that focuses on diversity and women. We recognize revenue from subscriptions ratably over the term of the subscription agreement and from the events when the events are held, provided the collection of the receivable is reasonably assured.

         Promotions.com, Inc.

         Promotions.com, Inc. generates revenues through Promotions.com, an online and offline full service promotions services group and Webstakes.com, a division dedicated to Internet sweepstakes and promotions.

         Promotions.com revenues are derived principally from contracts in which Promotions.com typically provides custom services for the creation, administration and implementation of a promotion on a customer's Web site. Promotions.com's revenue recognition policy related to its services is to recognize revenues as deliverables are met and/or ratably over the period of the promotion, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured.

         Webstakes.com revenues are derived primarily from service contracts whereby Webstakes.com recognizes revenues based on either a "cost-per-click" or a "cost-per-action" pricing model. Webstakes.com recognizes revenue related to its cost-per-click pricing model when a user has been delivered to the customer's Web site, the customer has reported such activity to us, and the collection of the corresponding receivable is reasonably assured. Revenue is recognized differently in a cost-per-action pricing model, which requires Webstakes.com to not only deliver the aforementioned user to a customer's Web site, but also a specific user action such as purchasing a product or registering for more information as a member of the customer's Web site in order for Webstakes.com to earn revenue. Webstakes.com recognizes revenue related to the cost-per-action pricing model when the specific action has been performed on its customer's Web site, the customer has reported such activity to us, and the collection of the corresponding receivable is reasonably assured.

Fixed Assets and Intangibles

         Depreciation of equipment, furniture and fixtures, and computer software is provided for by the straight-line method over their estimated useful lives ranging from three to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions, and expenditures which extend the useful lives of existing assets, are capitalized, and repairs and maintenance costs are charged to operations as incurred. Amortization of intangible assets are over the expected life of the related asset and range from one to ten in years. Effective January 1, 2002, we adopted Statement of Financial Accounting Standard, or SFAS, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or SFAS 144, regarding the recognition and measurement of the impairment of long-lived assets to be held and used.

         We assess the recoverability of our fixed assets and intangible assets by determining whether the unamortized balance over the assets remaining life can be recovered through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk associated when estimating future discounted cash flows. Future cash flows are based on trends of historical performance and our estimate of future performances, giving consideration to existing and anticipated competitive and economic conditions.

Goodwill

         Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

Income Taxes

         We recognize deferred taxes by the asset and liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, we believe it is more likely than not that the net deferred tax assets will not be realized.

Allowance for Doubtful Accounts

         We assess the required amount of allowance for doubtful accounts based on past experience, the review of the agings and analysis of specific customer accounts.

Management Estimates and Assumptions

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and assumptions made by us include those related to the useful lives of fixed assets and intangible assets, the recoverability of fixed assets, goodwill, intangible assets and deferred tax assets, the allowance for doubtful accounts and the assessment of expected probable losses (if any) of claims and potential claims.

                              Results of Operations

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," or SFAS 131, segment information is being reported consistent with our method of internal reporting. In accordance with SFAS 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We are organized primarily by subsidiaries and divisions. Our subsidiaries and divisions have no operating managers that report to the chief operating decision maker and the chief operating decision maker reviews results of operations at the highest level of aggregate data in making decisions. The chief operating decision maker does review revenue results of subsidiaries and divisions. Our discussion of revenue has been organized into separate subsidiaries and divisions, however operating expenses and results of operations are discussed on a combined basis.

         We believe the following factors may contribute to the variability of our results of operations from period to period:

         o  the loss of a contract from a major customer;

         o  the timing of our recognition of revenue;

         o  the volatility of the online advertising market;

         o an interruption or malfunction in service from our primary third party service providers;

         o  the date of commencement of a sponsorship and advertising campaign;
            and

         o the date of completion of printing and/or distribution of a custom publication or magazine.

Revenues

         The following table sets forth revenues by property (dollars in thousands):

                                                                         Years Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                            2003               (1)           2002              (1)            2001               (1)
                                       --------------                   --------------                  --------------
iVillage.com (2)                          $27,744              50%         $37,290              63%         $42,868              71%
Astrology.com                               2,925               5%           3,346               6%           3,027               5%
Promotions.com, Inc.                        3,546               7%           2,514               4%              --              --
IVPN                                       16,606              30%          12,609              21%          12,294              21%
PAG                                         4,400               8%           3,664               6%           1,852               3%
                                       ---------------------------------------------------------------------------------------------
Total revenues                            $55,221             100%         $59,423             100%         $60,041             100%
                                       ---------------------------------------------------------------------------------------------

----------
(1) Percent of total revenues.
(2) Included in iVillage.com revenues are iVillage.com, Substance.com and Women.com properties and gURL.com, iVillage Consulting and iVillageSolutions divisions.

iVillage.com

                                                                         Years Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                            2003               (1)           2002              (1)            2001               (1)
                                       --------------                   --------------                  --------------
Sponsorship and advertising               $19,994              72%         $27,394              74%         $33,498              78%
Barter                                      3,737              13%           3,525               9%           2,814               7%
iVillage Consulting                         3,206              12%           3,994              11%           2,926               7%
Online services/other                         807               3%           2,377               6%           3,630               8%
                                       ---------------------------------------------------------------------------------------------
                                          $27,744             100%         $37,290             100%         $42,868             100%
                                       ---------------------------------------------------------------------------------------------

----------
(1) Percent of iVillage.com revenues.

         Revenues from iVillage.com accounted for approximately 50% of total revenues in 2003, 63% of total revenues in 2002 and 71% of total revenues in 2001. Revenues from iVillage.com decreased by approximately $9.5 million, or 26%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The decline in revenues for the year ended December 31, 2003, as compared to 2002, was primarily due to a decrease in year over year sponsorship and advertising revenues of approximately $7.4 million and online services/other of approximately $1.6 million. The primary driver behind the decrease in sponsorship and advertising revenues was the expiration of the Unilever and Procter & Gamble long-term contracts, which provided approximately $9.7 million of additional revenues in 2002 from these customers as compared to 2003, offset by additional advertisers. Unilever and Procter & Gamble are still customers, however. The decrease in online services/other resulted from the expiration of a licensing agreement in the first quarter of 2002 of approximately $0.5 million and the sale of research in 2002 of approximately $1.1 million, with no identifiable amounts in 2003.

         Revenues from iVillage.com decreased by approximately $5.6 million, or 13%, for the year ended December 31, 2002 as compared to the year ended
December 31, 2001. The decline in revenues for the year ended December 31, 2002, as compared to 2001, was primarily due to a decrease in year over year sponsorship and advertising revenues of approximately $6.1 million and online services/other of approximately $1.3 million, offset by an increase in iVillage Consulting revenue of approximately $1.1 million. Online services/other decreased year over year by approximately $2.5 million due to the expiration of a licensing agreement in the first quarter of 2002, and was offset by the sale of research in 2002 of approximately $1.1 million.

Astrology.com

         Revenues from Astrology.com accounted for approximately 5% of total revenues in 2003, 6% of total revenues in 2002 and 5% of total revenues in 2001. Revenues from Astrology.com decreased by approximately $0.4 million, or 13%, for the year ended December 31, 2003 as compared to 2002, and increased approximately $0.3 million, or 11%, for the year ended December 31, 2002, as compared to 2001. Revenues from the sale of astrological charts and content has remained relatively unchanged over the three-year period.

Promotions.com, Inc.

                                                                         Years Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                            2003               (1)           2002              (1)            2001               (1)
                                       --------------                   --------------                  --------------
Webstakes.com                             $ 2,091              59%         $ 1,793              71%        $    --
Promotions.com                              1,455              41%             721              29%             --               --
                                       ---------------------------------------------------------------------------------------------
                                          $ 3,546             100%         $ 2,514             100%        $    --               --
                                       ---------------------------------------------------------------------------------------------

----------
(1) Percent of Promotions.com Inc.'s revenues.

         Revenues from Promotions.com, Inc. accounted for approximately 7% of total revenues in 2003 and 4% of total revenues in 2002. Revenues from Promotions.com, Inc. increased approximately $1.0 million, or 41%, for the year ended December 31, 2003 as compared to 2002, primarily due to the benefit of revenues recognized for the full year of 2003 as compared to revenues being recognized for a partial year in 2002.

         During 2003, Webstakes.com modified its business model in anticipation of CAN-SPAM, and this coupled with a deteriorating environment for e-mail direct marketers, has led to sequentially lower quarterly revenues by the end of 2003. If the revenue continues to decline, management believes it has the ability to delay or reduce expenditures associated with this property.

         Since we acquired Promotions.com, Inc. in April 2002, there are no comparative amounts for the corresponding period in 2001.

iVillage Parenting Network, Inc.

                                                                         Years Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                            2003               (1)           2002              (1)            2001               (1)
                                       --------------                   --------------                  --------------
Sponsorship and advertising               $12,248              74%         $11,069              88%         $12,099              98%
Custom publications                         3,901              23%           1,540              12%             195               2%
Licensing fees                                292               2%              --              --               --              --
Barter                                        165               1%              --              --               --              --
                                       ---------------------------------------------------------------------------------------------
                                          $16,606             100%         $12,609             100%         $12,294             100%
                                       ---------------------------------------------------------------------------------------------

----------
(1) Percent of iVillage Parenting Network, Inc.'s revenues.

         Revenues from IVPN accounted for approximately 30% of total revenues in 2003, 21% of total revenues in 2002 and 21% of total revenues in 2001. IVPN's revenues increased by approximately $4.0 million, or 32%, for the year ended December 31, 2003, as compared to 2002 primarily due to a $2.4 million increase in revenue from custom publications and a $1.2 million increase in revenue from sponsorship and advertising. Additionally, IVPN began to charge an annual fee to hospitals for The Newborn Channel in 2003. Revenue generated from these fees was approximately $0.3 million for the year ended December 31, 2003. As of December 31, 2003, 386 hospitals have agreed to pay a fee for The Newborn Channel. Custom publications revenue increased 153% year over year due to an increase in the size of the publications and increased copies distributed.

         Total revenues of IVPN for the year ended December 31, 2002 increased approximately $0.3 million, or 3%, as compared to 2001. The increase in IVPN revenues year over year was from the sale of custom publications of approximately $1.3 million, offset by a decrease in sponsorship and advertising revenues of approximately $1.0 million when compared to 2001.

Public Affairs Group, Inc.

                                                                         Years Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                            2003               (1)           2002              (1)            2001               (1)
                                       --------------                   --------------                  --------------
Subscription-based programs               $ 2,253              51%         $ 1,972              54%         $ 1,586              86%
Events                                      2,061              47%           1,679              46%             266              14%
Barter                                         86               2%              13               0%              --              --
                                       ---------------------------------------------------------------------------------------------
                                          $ 4,400             100%         $ 3,664             100%         $ 1,852             100%
                                       ---------------------------------------------------------------------------------------------

----------
(1) Percent of Public Affairs Group Inc.'s revenues.

         Revenues from PAG accounted for approximately 8% of total revenues in 2003, 6% of total revenues in 2002 and 3% of total revenues in 2001. PAG's revenues increased by approximately $0.7 million, or 20%, for the year ended December 31, 2003, as compared to 2002, primarily due to an increase in subscription-based programs revenue resulting from increased members of approximately $0.3 million in addition to an increase of approximately $0.4 million from various annual events held by PAG, due to increased sponsorship dollars and higher attendance.

         Revenues from PAG for the year ended December 31, 2002 increased approximately $1.8 million, or 98%, as compared to the year ended December 31, 2001 primarily due to the benefit of revenues recognized for the full year of 2002 as compared to revenues being recognized for a partial year in 2001. PAG was acquired in July 2001.

Customer Concentration

         Hearst has been one of our largest customers for each of the last three years. Pursuant to an amended and restated magazine content license and hosting agreement with Hearst, we received the online distribution rights to seven Hearst magazine Web sites. Under this agreement, we provide production, maintenance and hosting services, for which in 2003 we received approximately $2.9 million in fees, and advertising services, for which in 2003 we received approximately $3.0 million in fees. In addition, we are entitled to a commission derived from the sale of Hearst magazines, which in 2003 totaled approximately $0.6 million. As part of this magazine content license agreement we pay Hearst a royalty fee, which in 2003 totaled approximately $0.8 million. Our magazine content license and hosting agreement with Hearst expires in June 2004, but continues on a month-to-month basis afterwards unless terminated by either party with 90 days prior notice.

         Our five largest customers accounted for approximately 27% of total revenues in 2003, 38% of total revenues in 2002 and 37% of total revenues in 2001. In 2003, one advertiser, Hearst, a related party, accounted for approximately 11% of total revenues. No other single customer accounted for more than 10% of our total revenues in 2003. In 2002, Procter and Gamble accounted for approximately 11% of total revenues, Hearst accounted for approximately 11% and Unilever accounted for approximately 10%. In 2001, one advertiser, Unilever, accounted for approximately 12% of total revenues. At December 31, 2003, Hearst accounted for approximately 20% of our net accounts receivable, and at December 31, 2002, Procter and Gamble accounted for approximately 26% of our net accounts receivable.

         We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. Our contract with Procter & Gamble expired in June 2003, our contract with Hearst expires in June 2004, and our contract with Unilever, signed in October 2003, expires in December 2004. Although our contract with Procter and Gamble expired last year, Procter & Gamble continues to advertise on our Web sites using shorter term agreements. We recently commenced discussions regarding the renewal of our agreement with Hearst, however we cannot assure whether this contract will be renewed and, if renewed, whether the renewal terms will be as favorable as the current agreement with Hearst, or at all. Because our largest customers have varied over time in the past, we anticipate that they will continue to do so in the future. Consequently, the loss of even a small number of our largest customers at any one time may adversely affect our business, financial condition and results of operations, unless we are able to enter into contracts to replace lost revenue.

Operating Expenses

         The following table sets forth our operating expenses by type (dollars in thousands):

                                                                         Years Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                            2003               (1)           2002              (1)            2001               (1)
                                       --------------                   --------------                  --------------
Editorial, product development
  and technology                          $28,842              52%         $27,973              47%         $33,500              56%
Sales and marketing                        19,963              36%          30,237              51%          36,178              60%
General and administrative                 13,314              24%          13,474              23%          17,702              29%
Lease restructuring charge
  and impairment of fixed assets            9,126              17%              --              --               --              --
Depreciation and amortization               8,595              16%          11,900              20%          23,529              39%
Impairment of goodwill, intangibles
  assets, and fixed assets                  4,029               7%             971               2%              --              --
                                       ---------------------------------------------------------------------------------------------
Total operating expenses                  $83,869             152%         $84,555             142%         $110,909            185%
                                       ---------------------------------------------------------------------------------------------

(1) Percent of total revenues.

Operating Expense Reductions

         In the past, we have achieved cost reductions through increased managerial efficiencies and several expense reduction initiatives targeted at certain expenses, including reduced advertising, reduced lease commitments, targeted staff reductions and reduced employee benefit plan costs.

         In February 2003, we announced an expense reduction initiative with the goal of reducing annualized costs by up to $10.0 million. During 2003, we recognized and/or achieved approximately $8.5 million of these savings, primarily through the renegotiation of our New York real estate lease and contracts with third-party vendors, as well as staff reductions.

Editorial, Product Development and Technology

         Editorial, product development and technology expenses consist primarily of the following:

         o payroll and related expenses for the editorial, technology, Web site design and production staffs;

         o  severance costs for terminated employees;

         o  the cost of communications;

         o related expenditures necessary to support iVillage's Web sites, software development, technology and support operations;

         o costs associated with IVPN's magazines, onsert program, which bundles samples and promotional literature in a poly-bag with a magazine, and the Channels; and

         o an allocation of facility expenses, which is based on the number of personnel in editorial, product development and technology roles.

         Editorial, product development and technology expenses for the year ended December 31, 2003 were approximately $28.8 million, or 52% of total revenues. Editorial, product development and technology expenses were approximately $28.0 million, or 47% of total revenues, for the corresponding period in 2002. The increase between the comparable periods was primarily attributable to increased revenues from IVPN. Associated with these revenues were higher costs involved with larger custom publications created in 2003, as compared to the custom publications created in 2002, by IVPN on behalf of an advertiser of approximately $1.2 million and increased circulation and production costs associated with IVPN's magazines, videos and promotional programs of approximately $0.7 million. Additionally, the acquisition of Promotions.com resulted in incremental expenses of approximately $0.7 million. These amounts were partially offset by a decrease in salaries, severance and related expenses of approximately $1.9 million. Editorial, product development and technology expenses increased as a percentage of total revenues for the year ended December 31, 2003, when compared to the same period in 2002, primarily as a result of the increase in expenses from the higher revenue, but lower margin, custom publication sales, coupled with an overall decline in total revenues.

         Editorial, product development and technology expenses for the year ended December 31, 2001 were approximately $33.5 million, or 56% of total revenues. The decrease in editorial, product development and technology expenses between the comparable periods of 2002 and 2001 was primarily attributable to decreases in salaries, severance and related benefits of approximately $3.8 million, renegotiation of agreements which provide support, content and serving of impressions to our Web sites of approximately $1.3 million and lower facility costs resulting in a decreased facilities allocation of approximately $1.1 million. These reductions were offset slightly by incremental costs associated with the acquisition of Promotions.com, Inc. of approximately $0.8 million. Editorial, product development and technology expenses decreased as a percentage of total revenues for the year ended December 31, 2002, when compared to the same period in 2001, as a result of the significant benefits recognized from cost reduction initiatives beginning in 2001 and into 2002, as compared to the slight decline in revenues.

Sales and Marketing

         Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing personnel, severance costs for terminated employees, commissions, advertising and other marketing-related expenses, distribution agreements which expired in 2002 and an allocation of facility expenses, which is based on the number of personnel. Sales and marketing expenses for the year ended December 31, 2003 were approximately $20.0 million, or 36% of total revenues. Sales and marketing expenses were approximately $30.2 million, or 51% of total revenues, for 2002. The decrease in sales and marketing expenses for the year ended December 31, 2003, as compared to 2002, was primarily attributable to the following:

2003 Events

         o  a decrease in online media expenses of approximately $0.4 million;

         o  a decrease in Hearst print expenses of approximately $2.5 million;
            and

         o a decrease in salaries, commissions, severance and related expenses of approximately $1.0 million;

2002 Event

         o our negotiated termination of an advertising agreement with the National Broadcasting Company, Inc., or NBC, that required us to purchase television advertising of approximately $1.3 million, and pay a termination fee of approximately $4.1 million in the first quarter of 2002.

These decreases were partially offset by incremental sales and marketing expense related to the Promotions.com, Inc. acquisition of approximately $0.4 million. Sales and marketing expenses decreased as a percentage of total revenues for the year ended December 31, 2003, as compared to the same period in 2002, due to a larger percentage decrease in sales and marketing expenses, as a result of our overall effort to manage costs, as compared to the decline in revenues.

         Sales and marketing expenses for the year ended December 31, 2001 were approximately $36.2 million, or 60%, of total revenues. The decrease in sales and marketing expenses between the comparable years of 2002 and 2001 was primarily attributable to the following:

         o benefits of cost reduction initiatives implemented beginning in 2001 and into 2002 which resulted in an approximately $8.5 million decrease in advertising expenses;

         o a decrease in payroll, severance, commission and related benefits of approximately $3.6 million; and

         o lower facility costs resulting in a decreased facilities allocation of approximately $0.8 million.

These decreases were partially offset by our negotiated termination of an advertising agreement with NBC that required us to purchase television advertising of approximately $1.3 million and pay a termination fee of approximately $4.1 million, as well as incremental sales and marketing expenses related to the PAG acquisition of approximately $0.6 million and the Promotions.com acquisition of approximately $1.9 million. Sales and marketing expenses decreased as a percentage of total revenues for the year ended December 31, 2002, as compared to the same period in 2001, due to the significant benefits recognized from these cost reduction initiatives as compared to the slight decline in revenue.

         Included in sales and marketing expenses are barter transactions, which amounted to approximately 21% of total sales and marketing costs in 2003, 11% in 2002, and 8% in 2001. Barter transactions increased as a percentage of sales and marketing expenses for each subsequent year due to the decrease in sales and marketing expenses coupled with an increase in barter expense.

General and Administrative

         General and administrative expenses consist primarily of payroll, severance and related expenses for executive management, finance, human resources and in-house legal counsel, general corporate overhead, professional fees and an allocation of facility expenses, which is based on the number of personnel. General and administrative expenses for the year ended December 31, 2003 were $13.3 million, or 24% of total revenues. For the comparable period in 2002, general and administrative expenses were $13.5 million, or 23% of total revenues. The decrease in general and administrative expenses for the year period ended December 31, 2003, as compared to 2002, was primarily due to lower bad debt expense of approximately $0.3 million in 2003, and the reserve for stockholder notes receivable of approximately $0.4 million in 2002, offset by an increase in severance and related expenses of approximately $0.9 million. General and administrative expenses were relatively consistent year over year, however these expenses increased as a percentage of total revenues for the year ended December 31, 2003, when compared to the comparable period in 2002, primarily due to the decline in revenues in 2003 compared to 2002.

         General and administrative expenses for the year ended December 31, 2001 were $17.7 million, or 29% of total revenues. The decrease in general and administrative expenses for the comparable years for 2002 and 2001 was primarily due to:

         2002 Events

         o a decrease in salaries, severance and related benefits of approximately $2.9 million;

         o  a $0.2 million decrease in professional fees; and

         o  a $0.3 million decrease in facilities allocation;

         2001 Events

         o an approximate $1.3 million payment to the former Chief Executive Officer; and

         o  lease termination costs in 2001 of approximately $1.5 million;

partially offset by the following 2002 events:

         o incremental costs of approximately $0.7 million from the acquisition of PAG and approximately $0.5 million from acquisition of Promotions.com, Inc.;

         o  higher insurance costs of approximately $0.5 million; and

         o a reserve for stockholder notes receivable of approximately $0.4 million.

General and administrative expenses decreased as a percentage of total revenues for the fiscal year ended December 31, 2002, when compared to the comparable period in 2001, as a result of the significant benefits recognized from cost reduction initiatives as compared to the slight decline in revenue.

         In the ordinary course of business, we utilize estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. We reversed approximately $0.7 million in 2003 and $1.5 million of accruals in 2002 included in operating expenses due to a change in estimate on services previously provided. These amounts were offset by additional accruals for various operating expenses.

Lease Restructuring Charge and Impairment of Fixed Assets

         Lease restructuring charge and impairment of fixed assets relates to the abandonment of a significant portion of our New York leased real estate and the write-off of fixed assets impaired with the abandonment of our space in the second quarter of 2003 resulting in a charge of approximately $4.0 million. In the third quarter of 2003, we entered into a lease amendment with the landlord of our New York leased space whereby we received a reduction in our leased space, as well as a reduction in our rent space per square foot. In exchange, we surrendered our restricted cash and transferred fixed assets to the landlord, resulting in a charge of approximately $5.1 million. In total, these events resulted in a charge of approximately $9.1 million, or 17% of total revenues. There were no restructuring charges in 2002 and 2001.

Depreciation and Amortization

         Depreciation and amortization expenses for the year ended December 31, 2003 were approximately $8.6 million, or 16% of total revenues. For the comparable period in 2002, depreciation and amortization expenses were approximately $11.9 million, or 20% of total revenues. The decrease in depreciation and amortization for the comparable years was primarily due to several intangible assets being fully amortized in 2002 and the impairments of intangible assets and fixed assets in the second and third quarters of 2003, reducing the cost basis on which depreciation and amortization is calculated, partially offset by amortization expense on intangible assets acquired with the Promotions.com acquisition in April 2002.

         Depreciation and amortization expenses for the year ended December 31, 2001 were approximately $23.5 million, or 39% of total revenues. The dollar decrease in depreciation and amortization for the comparable years for 2002 and 2001 was primarily due to the adoption of the provisions of SFAS 142 which, among other things, provides that goodwill will no longer be amortized.

Impairment of Goodwill, Intangible Assets and Fixed Assets

         Impairment of goodwill, intangible assets and fixed assets for the year ended December 31, 2003 was approximately $4.0 million, or 7% of total revenues. For the comparable period in 2002, impairment of goodwill, intangible assets and fixed assets was approximately $1.0 million, or 2% of total revenues. The $4.0 million impairment recorded for the year ended December 31, 2003, was attributable to the restructuring of the business operations of the Promotions.com business unit and by changing the Webstakes.com business model in the second quarter of 2003. The $1.0 million impairment recorded for the year ended December 31, 2002, resulted from the annual impairment test performed in accordance with SFAS 142. Upon completion of this test, the fair value of the Promotions.com reporting unit did not exceed the reporting unit's carrying amount and an impairment was recorded in the fourth quarter of 2002.

Interest Income, Net

         Interest income, net includes primarily interest income from iVillage's cash balances and interest earned on stockholders' notes receivable. Interest income, net for the year ended December 31, 2003, was approximately $0.2 million, or less than 1% of total revenues. For the comparable period in 2002, interest income, net was approximately $0.5 million, or 1% of total revenues. The decrease between 2003 and 2002 was primarily due to the repayment of the NBC loan in the first quarter of 2002 and lower cash and cash equivalents balances in 2003.

         Interest income, net for the year ended December 31, 2001, was approximately $2.3 million, or 4% of total revenues. The decrease between 2002 and 2001 was due to lower average net cash and cash equivalents balances and lower interest rates in 2002 as compared to 2001 and the repayment of the NBC loan in the first quarter of 2002 compared to a full year of interest payments received on this note in 2001.

Other Income (Expense), Net

         Other income, net for the year ended December 31, 2003, was approximately $0.7 million, or 1% of total revenues. For the year ended December 31, 2002, other expense was approximately $34,000, or less than 1% of total revenues. The increase between 2003 and 2002 was primarily from a negotiated settlement concerning disputed amounts between us and the owners of a prior business acquisition of $0.5 million.

         Other expense, net for the year ended December 31, 2001, was approximately $43,000, or less than 1% of total revenues.

Gain on Sale of Joint Venture Interest and Other Assets

         Gain on sale of joint venture interest and other assets for the year ended December 31, 2003, was approximately $0.6 million, or 1% of total revenues. There was no amount for the comparable period in 2002. The approximately $0.6 million gain recognized in 2003 resulted from the restructuring of the Tesco relationship.

         Gain on sale of joint venture interest and other assets for the year ended December 31, 2001, was approximately $0.4 million, or 1% of total revenues. The approximately $0.4 million gain recognized in 2001 resulted from the sale of some assets acquired in the acquisition of Women.com which were not in line with our business model.

Income Taxes

         As of December 31, 2003, we have net operating loss carryforwards for federal income tax purposes of approximately $305.9 million, which begin to expire in 2010. Substantial changes in our ownership have occurred which may result in annual limitations on the amount of carryforwards which we can realize in future periods. The net deferred tax asset has been fully reserved due to the uncertainty of our ability to realize this asset in the future. To the extent that deferred tax assets created as a result of our acquisitions reverse in future periods, the benefit of the reversal will be recorded as goodwill.

Net Loss

         We recorded a net loss of approximately $27.1 million, or $0.49 per share, for the year ended December 31, 2003. For 2002, we recorded a net loss of approximately $33.9 million, or $0.62 per share. The decrease in net loss for the year ended December 31, 2003, compared to the same period in 2002 was primarily due to the following:

         o  In 2002:

            o the adoption of SFAS 142 which resulted in a change in accounting principle charge of approximately $9.2 million; and

            o our negotiated termination of an advertising agreement with NBC that required us to purchase television advertising of approximately $1.3 million, and pay a termination fee of approximately $4.1 million in the first quarter of 2002;

         o  In 2003:

            o lower online media and Hearst print expense of approximately $2.9 million; and

            o lower depreciation and amortization of approximately $3.3 million.

The decrease in net loss for 2003 was offset by the following:

         o  lower revenues of approximately $4.2 million;

         o lease restructuring charges and related impairment of fixed assets due to the abandonment renegotiation of leased real estate of approximately $9.1 million; and

         o the restructuring of the Promotions.com business resulting in a larger impairment of goodwill, intangible assets and fixed assets of approximately $3.0 million.

         We recorded a net loss of approximately $48.5 million, or $1.13 per share, for the year ended December 31, 2001. The decrease in net loss for the year ended December 31, 2002 compared to the same period in 2001 was primarily due to a decrease in operating expenses of approximately $27.3 million, partially offset by the adoption of SFAS 142 which resulted in a change of accounting principle charge of approximately $9.2 million in the first quarter of 2002 in connection with the transitional impairment test and an approximately $1.0 million goodwill impairment charge in the fourth quarter of 2002 associated with the annual impairment test. Operating expenses decreased in 2002 from 2001 primarily from the benefit of cost reduction initiatives implemented beginning in 2001 and into 2002 which resulted in lower advertising expenses, facility cost and payroll and related expenses.

                                  Recent Events

         On January 14, 2004, Hearst exercised a warrant it received in connection with a securities purchase agreement related to our acquisition of Women.com and purchased 2,065,695 shares of common stock for $0.01 per share. Pursuant to its terms, the warrant became exercisable when the average closing price of our common stock had exceeded $3.75 for 15 consecutive trading days prior to January 14, 2004, entitling Hearst to purchase each share for $0.01. (See Note 6 -- Related Party Transactions -- Hearst.)

         During February 2004, an aggregate of 29,449 shares of common stock were issued to certain of our existing security holders in exchange for warrants they had acquired in connection with our acquisition of Women.com. The remaining 4,856 warrants issued in connection with a securities purchase agreement related to our acquisition of Women.com went unexercised and expired on February 18, 2004.

                         Liquidity and Capital Resources

         Financial Reporting Release No. 61, released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Other than agreements that contingently require us to indemnify counter parties against third party claims, we currently do not maintain any off-balance sheet arrangements.

         As of December 31, 2003, we had approximately $15.8 million in cash and cash equivalents. Cash equivalents include money market accounts. We maintain our cash and cash equivalents in highly rated financial institutions and at times these balances exceed insurable amounts.

         Net cash used in operating activities decreased to approximately $5.5 million for the year ended December 31, 2003, from approximately $8.7 million for the year ended 2002. The overall decrease in net cash used in operating activities for the year ended December 31, 2003 compared to the comparable period in 2002 was primarily from:

         o a larger utilization of restricted cash and other assets in 2003 of approximately $4.9 million, primarily due to the surrender of restricted cash to the landlord in consideration of our lease renegotiation; and

         o a decrease in accounts payable and accrued expenses in 2002 of approximately $9.4 million compared to an increase of $0.1 million in 2003, primarily from liabilities paid in 2002 resulting from the Women.com and Promotions.com, Inc. acquisitions;

offset by:

         o an increase in net loss, less adjustments, of approximately $2.2 million;

         o an increase in prepaid rent of approximately $3.7 million, which is associated with the restricted cash surrendered to the landlord; and

         o a lower inflow of cash from accounts receivable of approximately $4.5 million primarily from receivables collected in 2002 acquired with the Women.com acquisition and timing of receipt of payments in 2003.

         Net cash used in investing activities decreased to approximately $0.9 million for the year ended December 31, 2003, from approximately $1.8 million for the year ended 2002. The overall decrease in net cash used in investing activities for the year ended December 31, 2003 compared to the comparable period in 2002 was primarily from cash received in connection with the revised license agreement with Tesco of approximately $0.7 million in 2003 coupled with net cash paid for the acquisition of Promotions.com in 2002 of $0.9 million, offset by an increase of approximately $0.5 million in fixed asset purchases and an increase of approximately $0.2 million in intangible asset purchases in 2003, as well as the acquisition of the remaining 19.9% interest in CBV of approximately $0.2 million in October 2003.

         Net cash provided by financing activities amounted to approximately $0.9 million for the year ended December 31, 2003, compared to approximately $2.0 million for the year ended December 31, 2002. The overall decrease in cash provided by financing activities for the year ended December 31, 2003 compared to the comparable period in 2002 was primarily due to the following events that occurred in 2003: a decrease in principal payments received for stockholders' notes receivable of approximately $1.3 million offset by an increase in proceeds from the exercise of stock options of approximately $0.1 million.

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

         Due primarily to our lack of historical profitability, it is unlikely that we would be able to obtain bank financing. Management believes that our current funds will be sufficient to enable us to meet our planned expenditures through the next twelve months. If anticipated operating results are not achieved, management believes it has the ability to delay or reduce expenditures, so as not to require additional financial resources, although there can be no assurances in this regard. If we need to raise funds through a public offering or private placement of our securities, funds may not be available on acceptable terms, if at all.

         Management believes that we will be able to achieve profitability on a fiscal year basis in 2004 and achieve net income by growing revenues 20% in 2004 as compared to 2003, while holding expenses relatively unchanged year over year. We may not achieve profitable operations. Factors that could affect our ability to achieve profitable operations on a fiscal year basis include the loss of any of our major customers, including Hearst, or a significant downturn in the advertising market or economy, in general, as well as our ability to report increased revenues on a year over year basis. We have recently commenced discussions regarding the renewal of the amended and restated magazine content license and hosting agreement with Hearst that expires in June 2004 but will continue afterwards on a month-to-month basis unless terminated by either party with 90 days prior notice. However, we cannot assure whether this contract will be renewed and, if renewed, whether the renewal terms will be as favorable as the current agreement with Hearst.

         IVPN currently broadcasts the Channels to its hospitals via a 24-hour, 7 days a week satellite broadcast. This satellite is scheduled to go offline in 2005. Upon the expiration of the contract or in the event of an unforeseen earlier interruption of service, we would need to either renegotiate a new contract, find another satellite provider, and/or invest in alternative technology to distribute the service. IVPN is in the process of converting many of its hospitals from the satellite broadcast to a new system that eliminates the need for a constant satellite feed. This new technology will only require a limited amount of satellite time each month resulting in reduced operating costs in 2005. In 2003, IVPN initiated the collection of an annual fee to receive the Channels. These fees result from agreements between IVPN and the hospitals that, on average, have a life between three to five years. As of February 29, 2004, approximately 40% of participating hospitals have agreed to pay this fee, however, we can make no assurance that all of the hospitals will agree to pay a fee. IVPN estimates that it will cost approximately $3.0 million to $4.0 million to convert to the new technology. We expect that the fees to be received from the hospitals will cover the cost of the conversion to the new technology.

         Our February 2000 advertising agreement with Unilever, as amended, provided for a Unilever advertising purchase commitment of $14.5 million. This agreement expired in June 2003. In October 2003, we entered into a new agreement with Unilever that terminates the February 2000 advertising agreement and provides for Unilever's purchase of an additional $0.1 million in advertising and receipt of the remaining advertising not received under the previous agreement of approximately $0.9 million. The new agreement expires in December 2004 and approximately $0.8 million remains to be earned.

         Pursuant to the amended and restated magazine content license and hosting agreement with Hearst, Hearst committed to purchase from us between approximately $16.4 million and $18.2 million of production and advertising services over a three-year period beginning in June 2001. This agreement also provides for revenue sharing between Hearst and us with respect to advertising revenues obtained by us from the Hearst magazine Web sites and our other Web sites containing substantial Hearst content. This revenue-sharing arrangement requires that we pay Hearst a royalty payment, based on net advertising revenues, of at least approximately $2.6 million during the three-year term of the agreement. This amount would be reduced on a pro rata basis if Hearst fails to expend its stated annual minimum in production fees in any year of the agreement. In addition, if a shortfall in production fees occurs in any year of the agreement, then Hearst must place additional advertising in an amount equal to 40% of the production fee shortfall.

         In March 2003, we restructured the terms of our joint venture so that Tesco purchased our entire ownership interest in iVillage UK. We also entered into a twenty-year agreement with Tesco, subject to earlier termination upon the occurrence of certain events, whereby we will license to iVillage UK certain of our content and intellectual property, including trademarks and copyrights, for use in the U.K. and Ireland in exchange for the greater of a minimum monthly license fee or a percentage of iVillage UK's gross revenues. We will receive a minimum of $0.8 million in year one of the license agreement, which will be earned monthly as services are provided. As of December 31, 2003, we have received approximately $0.7 million.

         In July 2003, we acquired the Web site, trademarks, key contracts and other related assets of gURL.com for an immaterial amount of cash.

         In October 2003, we exercised our call option and purchased Unilever's remaining 19.9% ownership interest in CBV in exchange for approximately $0.2 million of cash and 200,000 shares of common stock in iVillage Inc.

         In December 2003, we signed a Web site services agreement in which Hearst will pay approximately $1.9 million for maintenance and hosting services for three teen sites: Seventeen.com, CosmoGirl.com and Teen.com. The agreement terminates in December 2005.

         We lease office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. In addition, in the ordinary course of business we enter into agreements with various service providers for ad serving, satellite transmissions and license/content arrangements. The following is a schedule of future minimum non-cancelable contractual obligations and the affect such obligations are expected to have on our liquidity and cash flows in future periods as of December 31, 2003 (in thousands):

                                          Total    Less than 1 year    1-3 years     3-5 years     Thereafter
                                        ---------  ----------------  -------------  -----------  --------------
Non-cancelable operating leases         $ 16,129         $ 2,107        $ 3,727       $ 2,945       $ 7,350
Purchase obligations                       4,133           1,450            459           471         1,753
Total contractual obligations           $ 20,262         $ 3,557        $ 4,186       $ 3,416       $ 9,103

         In July 2003, we entered into a lease amendment with the landlord of our New York headquarters that became effective on August 15, 2003. The lease amendment provides for a reduction in leased space, as well as a reduction in rent per square foot, resulting in anticipated cash savings in excess of $17.0 million over the remaining term of the lease. In connection with the lease amendment, we surrendered the approximately $8.5 million classified as restricted cash to the landlord, and the landlord paid us $0.5 million for certain other construction expenses that remained due from the landlord.

         Our capital requirements depend on numerous factors, including:

         o  market acceptance of our services;

         o the amount of resources we devote to investments in our business, including entering into joint ventures with and/or the acquisition of other entities;

         o  the resources we devote to marketing;

         o the resources we devote to building the infrastructure necessary to enable us to sell subscription-based products and services; and

         o  the resources we devote to selling our products and services.

                         Off-Balance Sheet Arrangements

         In the ordinary course of business, we enter into agreements that contingently require us to indemnify counterparties against third-party claims. These may include: agreements with advertisers and sponsors, under which we may indemnify them against claims arising from their use of our products or services; agreements with customers, under which we may indemnify them against claims arising from their use of our products or services; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with licensees or licensors, under which we may indemnify the licensee or licensor against claims arising from their use of our intellectual property or our use of their intellectual property; and agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions.

         The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded as of December 31, 2003. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

                        Recent Accounting Pronouncements

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," or FIN 46, which requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risks and rewards of ownership. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. Based on review of FIN 46, we do not believe we have any interests qualifying as variable interest entities and do not anticipate that the provisions of FIN 46 will have any near term impact on our financial position, cash flows or results of operations.

         In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Entities, or FIN 46R. FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity by a company that bears the majority of risk of loss from the variable entity's activities, is entitled to receive a majority of the variable interest entity's residual returns or both. The provisions of this interpretation are effective for us beginning in the first quarter of fiscal 2004. The adoption of this interpretation is not expected to have a material impact on our financial position, cash flows or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," or SFAS 149, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Our adoption of SFAS 149 did not have a material impact on our financial position, cash flows or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," or SFAS 150, which requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of SFAS 150 did not have a material impact on our financial position, cash flows or results of operations.

         In December 2003, the SEC issued Securities Accounting Bulletin, or SAB, No. 104, "Revenue Recognition", or SAB 104, which supercedes SAB No. 101, "Revenue Recognition in Financial Statements", or SAB 101. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", or EITF 00-21. Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers", or FAQ, issues with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of SAB 104 was required immediately and did not have a material impact on our financial position, cash flows or results of operations.

                                Legal Proceedings

         In January 2003 a Belgian court issued a judgment against Women.com in the amount of approximately 850,000 Euros, or approximately $1.1 million based on the Euro exchange rate as of December 31, 2003, relating to a claim by Euregio.net of copyright infringement. We are appealing the judgment in the Belgian court system, and we have been advised by outside counsel that Euregio.net would have to commence legal proceedings in the United States in order to enforce any judgment by a Belgian court. iVillage and Women.com are also defendants in class action lawsuits in federal court relating to each company's initial public offering. In June 2003, parties agreed in principle to settle the matter, along with similar lawsuits against more than 300 other issuers.

         We believe, based upon the advice of outside legal counsel, that the aforementioned lawsuits and claims asserted against us and our subsidiary pursuant to these complaints are without merit and we intend to vigorously defend against these claims. If we lose our appeal of the judgment in the Belgian case or if the proposed settlement in the initial public offering "laddering" cases is ultimately not approved by the courts, defending against these claims could require the expenditure of significant financial and managerial resources, which could harm our business.

         We are not currently subject to any other material legal proceedings. We may from time to time, however, become a party to various legal proceedings arising in the ordinary course of business.

                                  Risk Factors

         We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. If any of the following risks actually occur, our business, operating results and financial position could be harmed. These risks should be read in conjunction with the other information set forth in this report.

Risks Related to Our Business

We have an extremely limited history of net income on a quarterly basis and a history of losses on an annual basis, and may have further continuing losses.

         We have incurred significant operating losses on an annual basis in each year of our operations and may continue to incur operating losses for the foreseeable future. We incurred net losses of approximately $27.1 million in 2003, $33.9 million in 2002 and $48.5 million in 2001. As of December 31, 2003, we had an accumulated deficit of approximately $493.8 million.

         Although we achieved net income for the first time in the fourth quarter of 2003, we cannot assure you that we will be able to sustain or increase net income on a quarterly or annual basis. If our revenues grow slower than we anticipate, or if our operating expenses exceed expectations or cannot be adjusted accordingly, we will continue to suffer substantial losses.

Our quarterly and annual revenues and operating results are not indicative of future performance, are difficult to forecast and have been and are likely to continue to fluctuate.

         We do not believe that period-to-period comparisons of our operating results are necessarily meaningful nor should they be relied upon as reliable indicators of future performance. This makes it difficult to forecast with certainty quarterly and annual revenues and results of operations. In addition, our operating results are likely to fluctuate significantly from fiscal quarter to quarter, and year to year, as a result of several factors, many of which are outside our control, and any of which could materially harm our business. Some of these factors include:

         o  fluctuations in the demand            o  fluctuations in marketing
            for advertising or electronic            expenses and technology
            commerce                                 infrastructure costs

         o  the unpredictability of our           o  changes in the level of
            success in new revenue                   traffic on our network of
            and cost reduction initiatives           Web sites

         o  bankruptcies or other payment         o  volatility in the media
            defaults of companies that are           market
            a source of revenues

         Our revenues for the foreseeable future will remain primarily dependent on user traffic levels and advertising activity on our Web sites and, as a result, are difficult to forecast. In addition, the time between the date of initial contact with a potential advertiser or sponsor and the execution of a contract with the advertiser or sponsor may be lengthy, especially for larger, higher rate contracts, and is subject to delays over which we have little or no control, including:

         o  advertisers' and sponsors'            o  advertisers' and sponsors'
            budgetary constraints                    internal reviews

         o  the possibility of cancellation       o  the success and continued
            or delay of projects by advertisers      internal support of
            or sponsors                              advertisers' and sponsors'
                                                     own development efforts

We may be unable to adjust spending quickly enough to offset any unexpected reduction in revenues in a particular fiscal quarter or year, which may materially and adversely affect our results of operations.

We have a small number of major customers and the loss of any number of these customers could adversely affect our business, financial condition and results of operations.

         We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. As a result, the loss of even a small number of our largest customers at any one time would significantly reduce our revenue, which would adversely affect our business, financial condition and results of operations.

         Our five largest customers accounted for approximately 27% of total revenues in 2003, 38% of total revenues in 2002 and 37% of total revenues in 2001, and:

         o in 2003, Hearst, a related party, accounted for approximately 11% of total revenues;

         o in 2002, Procter and Gamble accounted for approximately 11%, of total revenues, Hearst for approximately 11% and Unilever for approximately 10%; and

         o  in 2001, Unilever accounted for approximately 12% of total revenues.

         At December 31, 2003, Hearst accounted for approximately 20% of the net accounts receivable, and at December 31, 2002, Procter and Gamble accounted for approximately 26% of the net accounts receivable.

         Our contract with Procter & Gamble expired in June 2003, our contract with Hearst expires in June 2004, and our contract with Unilever, signed in October 2003, expires in December 2004. Although Procter & Gamble continues to advertise with us and we have recently commenced discussions with Hearst, we cannot, however, assure whether our contracts with our major customers will be renewed upon terms at least as favorable as existing agreements, or at all. Because our largest customers have varied over time in the past, we anticipate that they will continue to do so in the future.

Our business is highly dependent upon user traffic.

         Our business is inherently dependent upon high user traffic levels. The rates we charge to advertisers and sponsors and the number of products and services we sell are directly related to the number of users to iVillage's Web sites. User traffic from certain Web sites that are non-proprietary to iVillage are sometimes included in the reported information regarding our network of Web sites. These properties include the Hearst magazine Web sites and other parties who have agreed by contract to have traffic from their Web sites incorporated within our network. The number of users to our Web sites may decline. In addition, Hearst or other third parties may discontinue allowing us to include their Web sites as part of our network for traffic reporting purposes. Any decline in user traffic levels may cause our revenues to decrease and could have a material adverse affect on our business, financial condition and results of operations.

If we cannot maintain the popularity of our Web site offerings among Internet users, our business will fail.

         We will be successful only if a critical mass of Internet users, especially among women, continue to view our Web sites as popular destinations on the Internet. It is difficult to predict the rate at which users will sample our offerings and the extent to which they will become members and/or return users. Even in the case of repeat users, it is difficult to know whether they return to our Web sites because they are satisfied with our offerings or because they are dissatisfied with the alternatives. At any time, users of our services might revert to other offerings. We cannot assure you that widespread use and acceptance of our offerings will occur. If we cannot maintain the popularity of our offerings among Internet users, our current business plan will fail.

We rely on third parties to provide reliable software, systems and related services.

         We depend on various third parties for software, systems and related services, including SAAVIS, Verio, Google, DoubleClick, Tacoda and Prospero. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our product and service offerings to our advertisers, sponsors and users could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational difficulties. Although we are confident that alternative service providers are available we cannot assure that we will be able to obtain such services on as favorable terms or in a timely manner.

We rely on third parties to adequately measure the demographics of our user base.

         It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Web sites. We depend on third parties to provide many of these measurement services, and to do so accurately and reliably. If these third parties are unable or unwilling to provide these services to us in the future, we would need to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business until these services are replaced. Companies may choose not to advertise on our Web sites or may pay us less for our sponsorship or advertising if they perceive our demographic measurements as not reliable.

Our operation of IVPN poses a number of risks that could materially adversely affect our business strategy.

         There are a number of risks in operating IVPN related to Lamaze Publishing, Baby Steps magazine and the Channels, which are all primarily non-Internet businesses, including:

         o  the competitiveness of the       o  our ability to continue to
            media, television and               commercialize and protect the
            publishing industries               Lamaze mark

         o  our ability to maintain and      o  our ability to sell advertising
            market the LAMAZE.COM Web           and sponsorships on our
            site                                Web sites

         o  our ability to sell advertising  o  our ability to identify and
            and sponsorships on IVPN's          predict trends in a timely
            magazines, videos and the           manner that may impact consumer
            Channels                            tastes in baby-related
                                                information IVPN's and
                                                parenting-related Channels, and
                                                health-related information on
                                                The Wellness Channel

Our failure to perform the functions required for the operation of IVPN in an efficient and timely manner could result in a disruption of IVPN's operations that could result is a loss of revenues and have a material adverse effect on our business strategy.

Our business would be harmed if transmission of the Channels were interrupted.

         There is a risk that the satellite or the in-hospital delivery system which transmit the Channels may malfunction, which would result in an interruption of broadcasts. Extreme adverse weather conditions or third parties could damage or disable receivers and transmitters on the ground hindering transmission of the Channels' signal. In either of these events occur, there may be a period of time before transmission of all or some of the Channels could resume. Any interruption in our ability to transmit the Channels could jeopardize our viewer base which could negatively impact our revenues related to the Channels.

Our principal investors' investments in our competitors may result in conflicts of interest that could harm our business.

         Our principal investors, such as Hearst, Rho Capital Partners, Inc. and AOL Time Warner Inc., may have conflicts of interests by virtue of their own businesses, as in the case of AOL and Hearst, or investments in other companies that may compete with us. These investments may result in a conflict of interest for our principal investors or result in the diversion of attractive business opportunities from our principal investors to other companies. We are unable to determine all of the competing investments held by these principal investors. In addition, we do not have the ability to constrain the investment activity of any of our principal investors and therefore cannot predict the extent of any future investments in businesses that are competitive with us.

Restrictions on our ability to enter into sponsorship, advertising or other business relationships with Hearst's competitors may adversely affect our business.

         Our amended and restated magazine content license and hosting agreement with Hearst restricts our ability to enter into relationships with competitors of Hearst and those restrictions may prevent us from expanding our network and enhancing our content and the visibility of our brand, and may cause us to forego potential advertising revenues from competitors of Hearst. Specifically, the agreement provides that we may not, without Hearst's consent:

         o  enter into any agreement to      o  display on an our Web page the
            include in our network any Web      brands, logos, trademarks or
            sites for magazines that            proprietary content of both
            compete with Hearst magazines       Hearst and a Hearst competitor

         o  display on the Hearst magazine
            Web sites any advertising or other
            promotional materials from
            magazines that compete with Hearst
            magazines

We may not be able to expand our business through acquisitions and joint ventures and, even if we are successful, our operations may be adversely affected as a result of an acquisition or joint venture.

         Our business strategy includes growth through business combinations, acquisitions and joint ventures. Our business could be harmed if we are unable to implement this business strategy. Our ability to implement this business strategy depends in large part on our ability to compete successfully with other entities for acquisition candidates and joint venture partners. Factors affecting our ability to compete successfully in this regard include:

         o  our financial condition         o  our ability to obtain additional
            relative to the financial          financing from investors
            condition of our competitors

         o  the attractiveness of our common
            stock as potential consideration
            for entering into these types of
            transactions as compared to the
            common stock of other entities
            competing for these opportunities

         Many of the entities with which we compete for acquisition candidates and joint venture partners have greater financial resources than we do. In addition, our ability to fund acquisitions has been materially adversely affected by the overall decline in the market price of our common stock over the last several years.

         If, despite these factors, we are successful in entering into additional business combinations, acquisitions and joint ventures, our business, financial condition and results of operations could be materially and adversely affected if we are unable to integrate the operations of the acquired companies or joint ventures. Our ability to integrate the operations of the acquired companies or joint ventures will depend, in part, on our ability to overcome or address:

         o  the difficulties of                o  the need to incorporate
            assimilating the operations           successfully the acquired or
            and personnel of the                  shared technology or content
            acquired companies and the            and rights into our
            potential disruption of our           products, services and media
            ongoing business                      properties

         o  the difficulties of                o  the potential impairment of
            establishing a new joint              relationships with employees
            venture, including the need           and customers as a result of
            to attract and retain                 any integration of new
            qualified personnel and the           management personnel or
            need to attract customers             reduction of personnel
            and advertisers

         o  the difficulties of
            maintaining uniform
            standards, controls,
            procedures and policies

         In addition, completing acquisitions could require use of a significant amount of our available cash. Furthermore, we may have to issue equity or equity-linked securities to pay for future acquisitions, and any of these issuances could be dilutive to existing and future stockholders. Acquisitions and investments may also have negative effects on our reported results of operations due to acquisition-related charges, amortization of acquired technology and other intangibles, and/or potential liabilities associated with the acquired businesses or joint ventures. Any of these acquisition-related risks or costs could harm our business, financial condition and results of operations.

If we fail to maintain effective internal financial and managerial systems, controls and procedures, our results of operations may be harmed.

         In the past, we have sought cost reductions through increased managerial efficiencies and expense reduction initiatives, including targeted staff reductions. These reductions in workforce placed a significant strain on our managerial staff, financial controls and operational resources as our employees have assumed greater responsibilities and learned to manage their increased workload with reduced resources. We continue to evaluate our operational and financial systems and our managerial controls and procedures to determine what additional changes, if any, might help us to manage our current operations better. We face the risk that our systems, procedures and controls might not be adequate to support our operations or to maintain accountability for our assets. Any such failure could harm our business, financial condition and results of operations.

Risks Related to Our Industry

The operating performance of computer systems and Web servers is critical to our business and reputation.

         Any system failure, including network, software or hardware failure, due to a computer virus or otherwise, that causes an interruption in our Internet offerings could result in reduced traffic on our Web sites and reduced revenues for our business. Substantially all of our communications hardware and some of our other computer hardware operations are located at SAAVIS' facilities in New Jersey and Verio's facilities in California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan.

         In addition, our Web sites could also be affected by computer viruses, electronic break-ins or other similar disruptive problems, such as those historically experienced by several leading Web sites. If we experience outages or degraded service, user satisfaction would decrease, we would likely lose advertising revenue and our reputation and brands could be permanently harmed.

         Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. In addition, we cannot assure you that SAAVIS, which purchased the assets of Cable and Wireless and Exodus Communications, both of which had filed for bankruptcy protection, and Verio, will be able to provide sufficient services for us or that we would be able to engage satisfactory alternative service providers.

         In addition, our users depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

There is intense competition among media companies focused on women, and this competition could result in price reductions, reduced margins or loss of market share.

         Increased competition could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business, financial condition and results of operations. There are a large number of Web sites competing for the attention and spending of members, users and advertisers. Our Web sites compete for members, users and advertisers with the following types of companies:

         o  online services or Web sites        o  publishers and distributors
            targeted at women, such as             of traditional media, such
            oxygen.com and lifetime.com            as television, radio and
                                                   print
         o  cable networks targeting
            women, such as Oxygen Media,        o  e-commerce and companies
            Inc., Women's Entertainment            such as Amazon.com, Inc.
            Network and Lifetime
            Television

         o  Web search and retrieval and
            other online service
            companies, commonly referred
            to as portals, such as AOL,
            Microsoft Corporation's MSN
            service and Yahoo! Inc.

         Lamaze Publishing's magazines directly compete with publishers of pre- and post-natal publications such as Gruner and Jahr, Primedia and Time Inc. These publishers have substantially greater marketing, research and financial resources than Lamaze Publishing. Increased competition may result in less advertising in Lamaze Publishing's magazines and a decline in Lamaze Publishing's advertising rates, which could adversely affect our business, financial condition and results of operations.

If the Internet fails to gain further acceptance as a medium for advertising, we would have slower revenue growth than expected and would incur greater than expected losses.

         We compete with traditional advertising media, including television, radio and print, along with other high-traffic Web sites, for sponsorships and advertising expenditures. Although there are currently several standards to measure the effectiveness of Internet advertising, the industry has had difficulty convincing potential advertisers that Internet advertising is a significant advertising medium. Advertisers and advertising agencies that have historically relied on traditional forms of advertising may be reluctant or slow to adopt online advertising. In addition, advertisers and advertising agencies that use the Internet as an advertising medium may find online advertising to be less effective for promoting their products and services than traditional advertising media. Advertisers and advertising agencies that have invested substantial resources in traditional methods of advertising may also be reluctant to reallocate their resources to online advertising. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising. If the markets for online advertising fails to develop or develop more slowly than we expects, or if we are unable to adapt to new forms of Internet advertising, we would have slower than expected revenue growth and would incur greater than expected losses, and our business and financial condition would be harmed.

Web-based business models are still evolving.

         A decrease in revenues relating to changes in Internet advertising pricing models or inability to convert users to purchasers of our products and services, could materially and adversely affect our business, results of operations and financial condition. Different pricing models are used to sell advertising on the Internet, including models based on the number of impressions delivered, numbers of click-throughs by users or number of key words to which an advertisement is linked. It is difficult to predict which, if any, of the models will emerge as the industry standard. This uncertainty makes it difficult to project our long-term advertising rates and revenues.

         Furthermore, consumer reluctance to subscribe to or pay for Internet content may limit our ability to supplement Internet advertising as our most significant source of revenue in the foreseeable future. Inability to supplement our advertising revenues could limit our growth and harm our business.

We may be unable to respond to the rapid technological change in our industry.

         Our product and service offerings compete in a market characterized by rapidly changing technologies, frequent innovations and evolving industry standards. For example:

         o Due to the increased speeds of alternative Internet services connections, such as broadband services like DSL and cable technologies, the demand for such alternatives and the associated streaming and rich-media content has rapidly increased. As a result, the demand for dial-up Internet connections, like those offered by iVillageAccess, has decreased; and

         o A growing number of individuals access the Internet through devices other than personal computers, such as cell phones, personal digital assistants, or television set-top devices. The low resolution, functionality and memory currently associated with some of these alternative devices might prevent or impede users from accessing our graphics-rich Web sites.

Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our offerings. We could incur substantial costs to modify our services or infrastructure to adapt to the changing technology environment. Notably, we continue to offer iVillage Access as a dial-up internet service offering, while the current industry and consumer trend is to migrate to a broadband service. Our failure to react to such technological change could contribute to a failure to obtain market share or the migration of current users to alternate service providers.

If we fail to attract and retain key personnel, our business would be materially adversely affected.

         Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly Douglas
W. McCormick, our Chairman of the Board and Chief Executive Officer. Mr. McCormick's current employment agreement expires in May 2005. The loss of the services of Mr. McCormick would likely harm our business. We currently do not maintain "key person" life insurance for any of our senior management.

         We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of our financial condition and relatively low common stock price. As a result, we have in the past and may in the future incur increased salary and benefit costs. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business, and our ability to develop and execute on our business strategies, will be materially harmed.

We are subject to legal proceedings that could result in liability and damage to our business.

         From time to time, we have been, and expect to continue to be, subject to legal proceedings that individually, or in the aggregate, could harm our business.

         o A Belgian court issued a judgment against Women.com, relating to alleged copyright infringements, in the amount of approximately 850,000 Euros (approximately $1.1 million based on the Euro exchange rate as of December 31, 2003) in January 2003. The continuing defense of this action could involve significant legal expense, diversion of management attention and, ultimately, we may be required to pay the judgment awarded by the Belgian court.

         o Several plaintiffs have filed class action lawsuits in federal court against us, several of our former executives, and our underwriters in connection with our March 1999 initial public offering. A similar class action lawsuit was filed against Women.com, several of our former executives and Women.com's underwriters in connection with Women.com's October 1999 initial public offering. In June 2003, the parties agreed in principle to settle the matter, along with similar lawsuits against more than 300 other issuers. If the proposed settlement is ultimately not approved by the courts, even if these claims are not meritorious, defending against them could require the expenditure of significant financial and managerial resources, which could harm our business.

Possible infringement by third parties of our intellectual property rights, could harm our business.

         We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Enforcing our intellectual property rights could entail significant expense and could prove difficult or impossible. Any infringement or misappropriation by third parties could have a material adverse effect on our future financial results. Furthermore, we has invested resources in acquiring domain names for existing and potential future use. We cannot guarantee that we will be entitled to use these domain names under applicable trademark and similar laws or that other desired domain names will be available.

Government regulation could add additional costs to doing business in the vitamin, mineral and supplement industry.

         The manufacturing, processing, formulating, packaging, labeling and advertising of the iVillageSolutions products are subject to regulation by federal agencies, including the Federal Drug Administration, the Federal Trade Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities may also be regulated by various agencies of the states, localities and foreign countries to which iVillageSolutions products may be distributed. We cannot:

         o assure that existing laws and regulations have been properly interpreted and applied to the iVillageSolutions products;

         o predict the nature of any future laws, regulations, interpretations or applications; or

         o determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on the manufacture, sale and distribution of iVillageSolutions products.

Changes in current laws or regulations may require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, expanded documentation of the properties of certain products, expanded or different labeling. Regulatory compliance could limit the market for iVillageSolutions products, resulting in potential reductions in revenues or, if we fail to properly comply, potential legal liability.

We may face potential products liability based upon our iVillageSolutions products.

         As with other retailers, distributors and manufacturers of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury or death. We may be subjected to various product liability claims, including, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. Insurance may not be adequate to cover any liabilities and may not continue to be available at a reasonable cost or, if available, will be adequate to cover liabilities.

New privacy and data security laws may require changes in our practices, and there is a potential for enforcement actions due to noncompliance.

         Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise seriously harm our business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. There is a trend toward more burdensome regulations and stiffer penalties, all of which could negatively impact our business. There is also a trend toward giving consumers greater information regarding and control over how their personal data is used, and requiring notification where unauthorized access to such data occurs.

         In particular, several jurisdictions, including foreign countries, have recently proposed and/or adopted privacy-related laws that restrict or prohibit unsolicited e-mail solicitations, commonly known as "spamming," and that impose significant monetary and other penalties for violations. These laws may increase concern on the part of advertisers regarding advertising in our email newsletters, and advertisers may seek to impose indemnity obligations on us in an attempt to mitigate any liability under these laws. Moreover, Internet service providers may increasingly block legitimate marketing emails in an effort to comply with these laws.

         One such law, the CAN-SPAM Act of 2003, or CAN-SPAM, became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with the sending of commercial email. The language of CAN-SPAM contains ambiguities, and Can-SPAM has yet to be interpreted by the courts. Depending on how it is interpreted, CAN-SPAM may impose burdens on our email marketing practices, on joint marketing initiatives that we undertake with our business partners, and on features of our services. CAN-SPAM also requires the Federal Trade Commission to report to Congress regarding the advisability of a federal "Do-Not-E-Mail Registry." If the registry is created, it could have a detrimental affect our ability to continue our email marketing practices as well as advertisers' willingness to participate in email marketing.

         In addition to impacting our business through decreased collection and use of user data, the enactment of privacy and data security laws may increase our legal compliance costs. While we believe that we comply with currently applicable laws, as such laws proliferate there may be uncertainty regarding their application or interpretation, and there is increased risk of noncompliance. Even if a claim of noncompliance against us does not ultimately result in liability, investigating a claim may present a significant cost. Future legislation may also require changes in our data collection practices, which may be expensive to implement, and may further increase the risk of noncompliance.

         Data security laws are becoming more stringent in the United States and abroad. Third parties are engaging in increased cyber-attacks against companies doing business on the Internet, and individuals are increasingly subjected to identity and credit card theft on the Internet. Although we use what we consider to be industry standard security measures, there is a risk that we may fail to prevent such activities and that users or others may assert claims against us. In addition, the Federal Trade Commission and state consumer protection authorities have brought a number of enforcement actions against U.S. companies for alleged deficiencies in those companies' data security practices, and they may continue to bring such actions. Enforcement actions, which may or may not be based upon actual cyber attacks or other breaches in such companies' data security, present an ongoing risk of liability to us, could result in a loss of users and could damage our reputation.

We may face potential liability, loss of users and damage to our reputation for violation of privacy practices.

         Our privacy policy prohibits the sale or disclosure to any third party of any member's personal identifying information. Growing public concern about privacy and the collection, distribution and use of information about individuals may subject us to increased regulatory scrutiny and/or litigation. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we are accused of violating the stated terms of our privacy policy, we may be forced to expend significant amounts financial and managerial resources to defend against these accusations and we may face potential liability.

We may be liable if third parties misappropriate our users' personal information.

         Third parties may be able to hack into or otherwise compromise our network security or otherwise misappropriate our users' personal information or credit card information. If our network security is compromised, we could be subject to liability arising from claims related to, among other things, unauthorized purchases with credit card information, impersonation or other similar fraud claims or other misuse of personal information, such as for unauthorized marketing purposes.

Consumer protection privacy regulations could impair our ability to obtain information about our users, which could result in decreased advertising revenues.

         We generally ask our members and users to "opt-in" to receive special offers and other direct marketing opportunities from us, our advertisers and partners. Our network also requests and obtains personal data from users who register to become members of the network. Registration as a member is required in order for users to have full access to the services offered by our network. Personal data gathered from members is used to personalize or tailor content to them and is provided, on an aggregate basis, to advertisers to assist them in targeting their advertising campaigns to particular demographic groups. Current or prospective advertisers evaluate our ability to provide user data to support targeted advertising. Privacy concerns may cause users to resist providing personal data, however. If we become unable to collect personal data from a sufficient number of our users, we may lose significant advertising revenues.

         Changes in public acceptance of email marketing, and the perception of security and privacy concerns, may indirectly inhibit market acceptance of our use of personal data. Our failure to implement industry-standard Platform for Privacy Preferences, or P3P, protocols could discourage users from using our Web sites, products and services and from providing their personal data to us. In addition, pending and recently enacted legislative or regulatory requirements that businesses notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user may heighten these concerns.

         Our network also uses "cookies" to track user behavior and preferences. A cookie is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, but is generally removable by the user. Information gathered from cookies is used by us to tailor content to users of our network and may also be provided to advertisers on an aggregate basis. In addition, advertisers may themselves use cookies to track user behavior and preferences. A number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. If these laws are passed, it may become more difficult for us to tailor content to our users, making our network less attractive to users. Similarly, the unavailability of cookies may restrict the use of targeted advertising, making our network less attractive to advertisers and causing us to lose significant advertising revenues.

Our business could be affected by future terrorist attacks or acts of war.

         The terrorist attacks in the United States in recent years disrupted global commerce. The continued threat of future terrorist attacks in the United States, and particularly in New York City where our headquarters are located, acts of war involving the United States, or any response of the United States government to any future terrorist actions or acts of war, may cause future significant disruptions in commerce throughout the world. The proximity of our headquarters to certain possible targets in New York City could, in the event of war or future terrorist attacks, result in damage to or destruction of our headquarters as well as the permanent or temporary loss of key personnel. We have not yet fully developed a disaster recovery plan and we cannot assure that our insurance coverage would adequately reimburse us for any damages suffered as a result of a terrorist attack or act of war.

Risks Related to Our Common Stock

As of March 25, 2004, Hearst owned approximately 31% of our outstanding common stock and had three representatives on our board of directors. Hearst is able to significantly influence our corporate direction and policies.

         Hearst's board representation and stock ownership allows Hearst to significantly influence our corporate direction and policies, including any mergers, acquisitions, consolidations, strategic relationships or sales of assets. Hearst's board representation and stock ownership may also discourage or prevent transactions involving an actual or potential change of control, including transactions in which our stockholders would otherwise receive a premium for their shares.

         As of March 25, 2004, Hearst owned approximately 31% of our outstanding common stock. Pursuant to an amended and restated stockholder agreement we entered into with Hearst on June 20, 2001, we appointed three Hearst representatives to our board of directors, with one Hearst designee appointed to each class of director. The amended and restated stockholder agreement provides that the number of Hearst representatives is subject to reduction if Hearst's ownership of our common stock falls below certain threshold levels. There is also a Hearst representative on our nominating and compensation committees.


         Although Hearst is required to vote all shares that it holds in excess of 25% (subject to adjustment) of our outstanding voting securities in accordance with the recommendation of our board of directors, Hearst may effectively control certain stockholder actions, including approving changes to our certificate of incorporation or by-laws and adopting or changing equity incentive plans. Hearst's effective control over stockholder actions may also determine the outcome of any merger, consolidation, sale of all or substantially all of our assets or other form of change of control that we might consider. In addition, the interests of Hearst, which owns or has significant investments in other businesses, including cable television networks, newspapers, magazines and electronic media, may from time to time compete with, or otherwise diverge from, our interests, particularly with respect to new business opportunities and future acquisitions.


Market fluctuations or volatility could cause the market price of our common stock to decline and limit our ability to raise capital.

         The stock market in general and the market for Internet-based companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performance of the affected companies. The market price of the securities of Internet companies has been highly volatile and is likely to remain so in the future. We believe that in the past, similar levels of volatility have contributed to the decline in the market price of our common stock, and may do so again in the future. Trading volumes of our common stock can increase dramatically, resulting in a volatile market price for our common stock. In addition, the trading price of our common stock could decline significantly as a result of sales of a substantial number of shares of our common stock, or the perception that significant sales could occur. In the past, securities class action litigation has been brought against companies that experience volatility in the market price of their securities. Market fluctuations in the price of our common stock could also adversely affect our ability to sell equity securities at a price we deem appropriate.

If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decrease significantly.

         Public market analysts and investors have not been able to develop consistent financial models for the Internet market because of the unpredictable rate of growth of Internet use, the rapidly changing models of doing business on the Internet and the Internet's relatively low barriers to entry. Our sales cycle is also unpredictable and sales to advertisers or sponsors forecast in a particular period may be delayed or may not otherwise occur. As a result, and because of the other risks noted in this discussion, our actual results might not meet the expectations of public market analysts and investors in future periods. If this occurs, the price of our common stock will likely decrease.

Our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

         We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Raising funds through the issuance of equity securities will dilute the ownership of our existing stockholders. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to the market price of our common stock. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

Future sales of our stock could affect our stock's market price.

         If our stockholders sell substantial amounts of our common stock, including shares sold by directors or officers and shares issued upon the exercise of outstanding options or in connection with acquisitions, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         At December 31, 2003 and 2002, our financial instruments include cash and cash equivalents. Cash equivalents include interest bearing accounts. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our interest bearing accounts. We do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. While we maintain our cash and cash equivalents in highly rated financial institutions, at times these balances exceed insurable amounts.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements required by Item 8 are included in this Form 10-K beginning on Page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 9A. Controls and Procedures

                Evaluation of Disclosure Controls and Procedures

         Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report, have concluded that, as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

                          Changes in Internal Controls

         There were no changes in our internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

                        Directors and Executive Officers

         The following table sets forth the our directors and executive officers, their ages and the positions held by them with us as of March 19, 2004.

Name                                                Age       Position
----                                                ---       --------
Douglas W. McCormick ....................           54        Chief Executive Officer and Chairman of the Board
Steven A. Elkes..........................           42        Executive  Vice  President,  Operations  and Business Affairs
Jane Tollinger...........................           61        Executive Vice President, Operations and Strategy
Scott Levine.............................           39        Chief Financial Officer
Richard J. Kolberg.......................           32        Chief Accounting Officer
Richard Caccappolo.......................           38        Senior Vice President, iVillage Consulting
Kellie Gould ............................           34        Senior Vice President and Editor-in-Chief
Peter R. Naylor..........................           38        Senior Vice President, Sales
Barry S. Kresch..........................           51        Senior Vice President, Research
Cathleen P. Black .......................           59        Director
Kenneth A. Bronfin ......................           44        Director
John T. (Jack) Healy ....................           64        Director
Edward D. Horowitz ......................           56        Director
Habib Kairouz ...........................           37        Director
Lennert J. Leader .......................           49        Director
Edward T. Reilly ........................           57        Director
Alfred Sikes ............................           64        Director

         Douglas W. McCormick, age 54, has been a director of iVillage since February 1999 and Chairman of the Board since April 2001. From April 2000 through July 2000, he served as our President and has been our Chief Executive Officer since July 2000. From 1998 to April 2000, Mr. McCormick was President of McCormick Media, a media consulting firm. From 1993 to 1998, Mr. McCormick was President and Chief Executive Officer of Lifetime Television Network, a joint venture of The Hearst Corporation and The Walt Disney Company. Mr. McCormick held various other positions at Lifetime from 1984 to 1993 in the sales, marketing and research areas. Mr. McCormick also serves on the boards of directors of MarketWatch.com. Inc. and Waterfront Media Inc. (formerly known as Agora Media Inc.) and the compensation committee of both companies. Mr. McCormick received an M.B.A. from the Columbia University School of Business and a B.A. from the University of Dayton.

         Steven A. Elkes, age 42, has been our Executive Vice President, Operations and Business Affairs since July 2000 and Secretary since October 1999. From April 1999 to July 2000, Mr. Elkes was our Senior Vice President, Business Affairs. From August 1996 to April 1999, Mr. Elkes held various management positions with us, including Vice President, Business Affairs. From August 1993 to August 1996, Mr. Elkes was Vice President Credit/ Structured Finance at CNA Insurance Company. From August 1991 to August 1993, Mr. Elkes served as Assistant Vice President at CNA Insurance Company. Mr. Elkes received an M.B.A. from Baruch College and a B.A. from Grinnell College.

         Jane Tollinger, age 61, has been our Executive Vice President, Operations and Strategy since August 2003. From September 2000 to August 2003, Ms. Tollinger was our Senior Vice President, Operations & Business Affairs. From June 2000 to September 2000, Ms. Tollinger served as our Vice President, Business Affairs. From June 1999 to June 2000, Ms. Tollinger served on several advisory boards. From September 1993 through June 1999, Ms. Tollinger served as Executive Vice President of Lifetime Television Network. Prior to September 1993, Ms. Tollinger held various management positions at Lifetime Television Network. Prior to joining Lifetime Television Network, Ms. Tollinger was an attorney with Columbia Pictures and an associate with the Coudert Brothers law firm. Ms. Tollinger received a J.D. from Columbia Law School, an M.A. from Harvard University and a B.A. from Beloit College.

         Scott Levine, age 39, has been our Chief Financial Officer since January 2001. From September 2000 until January 2001, Mr. Levine was our Senior Vice President, Finance and interim Chief Financial Officer. From February 1999 to September 2000, Mr. Levine was our Vice President, Controller and Chief Accounting Officer. Mr. Levine was also the Chief Operating Officer of PAG from March 2003 until January 2004. From July 1998 to February 1999, Mr. Levine was Controller for FundTech Ltd., a financial software company. From April 1997 to July 1998, Mr. Levine was the Controller of AmeriCash, Inc., an operator of a network of automated teller and electronic commerce machines. From 1993 to 1997, Mr. Levine was employed by Coopers & Lybrand L.L.P. Mr. Levine is a Certified Public Accountant and received his M.B.A. from Baruch College and his B.A. from State University of New York, Buffalo.

         Richard J. Kolberg, age 32, has been our Vice President, Chief Accounting Officer and Controller since September 2003. From September 2000 until September 2003, Mr. Kolberg was our Vice President and Controller. From August 1999 to September 2000, Mr. Kolberg was our Director and Assistant Controller. From October 1996 to August 1999 was employed by Goldstein Golub Kessler LLP as an Audit Manager. Mr. Kolberg is a Certified Public Accountant and received his B.S. from State University of New York, Albany.

         Richard Caccappolo, age 38, has been our Senior Vice President, iVillage Consulting since November 2001. From September 2000 until November 2001, Mr. Caccappolo was our Chief Technology Officer and Senior Vice President of Product Development. From March 1999 to September 2000, Mr. Caccappolo served as our Chief Technology Officer. From January 1998 to March 1999, Mr. Caccappolo served as the Chief Information Officer of Kodak Polychrome Graphics, a supplier of products and services to graphics arts industries. From October 1994 to December 1997, Mr. Caccappolo served as Sun Chemicals' Director, Information Systems - Europe. Mr. Caccappolo received his M.B.A. from New York University, Leonard N. Stern School of Business and his B.S. from Cornell University.

         Kellie Gould, age 34, has been our Senior Vice President and Editor-in-Chief since July 2003. From October 2001 to July 2003, Ms. Gould was our Senior Vice President, Programming. Ms. Gould has also held the following positions with us: Senior Vice President, Programming from October 2001 to July 2003, Vice President, Programming from August 1999 to October 2001, Editorial Director from October 1998 to August 1999, Managing Editor - Parent Soup from December 1997 to October 1998, and Associate Producer - Parent Soup from December 1996 to December 1997. Prior to joining us, Ms. Gould was a Features Associate at Vogue Magazine and a reporter for AdWeek Magazines. Ms. Gould received a B.A. from the University of Wisconsin-Madison.

         Peter R. Naylor, age 38, has been our Senior Vice President, Sales since January 2004. From January 2003 to December 2003, Mr. Naylor was the our Vice President & General Manager, Sales. From April 2002 until December 2002, Mr. Naylor was our Vice President, Sales. Prior to joining us in April 2002, he served as Vice President of Sales, Eastern Region/National Agency Relations, for Terra Lycos, an Internet portal. From 1996 to 1999, he served as Eastern Sales Director for Wired Digital Interactive, an online commercial publisher. Mr. Naylor has also held advertising sales positions with Vanity Fair and Spin magazines. Mr. Naylor is a member of the Board of Directors of the Interactive Advertising Bureau, an association dedicated to helping online, interactive broadcasting, email, wireless and Interactive television media companies increase their revenues, 212, Inc., a networking forum for ad agencies and publishers located in the New York City area, and Goodwill of New York City. Mr. Naylor received a B.A. from Denison University.

         Barry S. Kresch, age 51, has been our Senior Vice President, Research since June 2003. From August 2002 to June 2003, Mr. Kresch was our Vice President, Research. Prior to August 2002, Mr. Kresch was a consultant to us, as well to other media companies. From September 1993 to June 1999, Mr. Kresch was the Senior Vice President of Research and Marketing Services for Lifetime Television. From September 1984 to September 1993, Mr. Kresch held other management positions at Lifetime. Prior to joining Lifetime Mr. Kresch was a Research Manager for Nielsen Media Research. Mr. Kresch received an M.B.A. from Fairleigh Dickinson University and a B.A. from Dickinson College.

         Cathleen P. Black, age 59, has been a director of iVillage since June 2001. Since January 1996, Ms. Black has served as the President, Hearst Magazines, a division of The Hearst Corporation, a diversified communications company specializing in print media, television and internet businesses. Ms. Black is also a Senior Vice President of The Hearst Corporation. From 1991 to December 1995, Ms. Black served as the President and Chief Executive Officer of the Newspaper Association of America. From 1983 to 1991, Ms. Black was the President and Publisher of USA Today. Ms. Black also serves as a director of The Coca-Cola Company, International Business Machines Corporation and The Hearst Corporation. Ms. Black received a B.A. from Trinity College.

         Kenneth A. Bronfin, age 44, has been a director of iVillage since May 2002. Mr. Bronfin is President of Hearst Interactive Media, a unit of The Hearst Corporation, a diversified communications company specializing in print media, television and internet businesses. Mr. Bronfin has been with The Hearst Corporation since 1996. Prior to joining The Hearst Corporation, Mr. Bronfin was with the National Broadcasting Company, Inc., or NBC, as a founder of the Interactive Media Group as well as General Manager of NBC's digital television group and Vice President of NBC Cable and Business Development. Mr. Bronfin was also Director of Business Development for NBC Technology and was Director of NBC's Broadcast Engineering Group. Mr. Bronfin serves as a director of Circle Company Associates, E Ink Corporation and Scene7, Inc. Mr. Bronfin also serves as a member of the audit committee of Circle Company Associates and the compensation committee of E Ink Corporation. Mr. Bronfin received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.S. from the University of Virginia.

         John T. (Jack) Healy, age 64, has been a director of iVillage since November 2000. Since January 1997, Mr. Healy has been a Principal of H.A.M. Media Group, L.L.C., an international investment and advisory firm specializing in the entertainment and communications industries. From July 1996 to July 1998, Mr. Healy served as a consultant to The Walt Disney Company and ABC International Television. From August 1970 to July 1996, Mr. Healy held various positions, most recently as President, ABC International Operations and Executive Vice President, ABC Cable & International, at Capital Cities/ABC Inc. Mr. Healy also serves as a director of StoryFirst Communications, Inc. Mr. Healy received a Masters of Economics and a B.A. from Brooklyn College.

         Edward D. Horowitz, age 56, has been a director of iVillage since April 2003. Mr. Horowitz is Founder and Chairman of EdsLink LLC, a New York City based venture capital firm providing financial, advisory and technology consulting services. From January 1997 to July 2000, Mr. Horowitz was Executive Vice President for Advanced Development of Citigroup Inc., a financial services company ("Citigroup"), and Founder and Chairman of Citigroup's e-Citi division. In addition, Mr. Horowitz served as senior advisor on the Internet to the Office of the Chairman and as a member of the Management and Investment Committees of Citigroup. From July 2000 to July 2002, Mr. Horowitz served as a consultant to Citigroup. From April 1989 to January 1997, Mr. Horowitz held such positions as Senior Vice President, Viacom Inc., Chairman and Chief Executive Officer of Viacom Interactive Media and a member of the Viacom Executive Committee. Mr. Horowitz also serves as a director of MusicNet, an online music delivery company, and as a member of its strategy committee. Mr. Horowitz received an M.B.A. from the Columbia University School of Business and a B.S. in Physics from the City College of New York.

         Habib Kairouz, age 37, has been a director of iVillage since March 1998. Since 1993, Mr. Kairouz has been a Managing Partner of Rho Capital Partners, Inc., an investment and venture capital management company. Mr. Kairouz also serves on a number of private companies. Mr. Kairouz received a B.S. in Engineering and a B.A. in Economics from Cornell University and an M.B.A. in Finance from Columbia University.

         Lennert J. Leader, age 49, has been a director of iVillage since July 1998. Mr. Leader became President of the Venture Group of AOL Time Warner Investments, the investment unit of an Internet-powered media and communications company upon the merger of AOL and Time Warner Inc. in January 2001. Prior to the merger, Mr. Leader served as President of AOL Investments, a division of AOL, beginning in February 1998. Mr. Leader served as Senior Vice President, Chief Financial Officer and Treasurer of AOL from September 1989 until July 1998. Prior to joining AOL, Mr. Leader was Vice President-Finance of LEGENT Corporation, a computer software and services company, from March 1989 to September 1989, and Chief Financial Officer of Morino, Inc., a computer software and services company, from 1986 to March 1989 and Director of Finance from 1984 to 1986. Prior to joining Morino, Inc. in 1984, he was an audit manager at Price Waterhouse. Mr. Leader received a B.S. in Accounting from the University of Baltimore.

         Edward T. Reilly, age 57, has been a director of iVillage since April 2001. Since June 2001, Mr. Reilly has been President and Chief Executive Officer of the American Management Association, a not-for-profit membership-based association providing management development and educational services. Mr. Reilly is also a former Chairman of the Board of the Advertising Council, a private nonprofit organization. From June 2000 to May 2001, Mr. Reilly focused his activities on serving on several boards, including the Board for the National Council of La Raza and as Trustee of Lynchburg College. From May 1997 to June 2000, Mr. Reilly was President and Chief Executive Officer of Big Flower Holdings, Inc., an integrated marketing and advertising services company. From April 1996 to May 1997, Mr. Reilly was President and Chief Operating Officer of Big Flower Holdings, Inc. Prior to April 1996, Mr. Reilly held various management positions at McGraw-Hill Companies and McGraw-Hill Broadcasting, most recently as President of McGraw-Hill Broadcasting. Mr. Reilly received a B.B.A. from St. Francis College.

         Alfred Sikes, age 64, has been a director of iVillage since June 2001. Mr. Sikes has been a consultant to The Hearst Corporation, a diversified communications company. Specializing in print media, television and Internet businesses, since January 2002. From March 1993 to December 2001, Mr. Sikes served as both Vice President of The Hearst Corporation and President of Hearst Interactive Media, a unit of The Hearst Corporation. From August 1989 to January 1993, Mr. Sikes served as Chairman of the Federal Communications Commission. Mr. Sikes also serves as a director of Hughes Electronics Corporation, a satellite television and communications provider, and Cymfony Inc., a research and information service technology provider. Mr. Sikes also serves as a director of the New York School Choice Scholarships Foundation and the American Refugee Committee. Mr. Sikes received a B.A. from Westminster College and a J.D. from the University of Missouri Law School.

                          Classified Board of Directors

         Our board of directors is divided into three classes, designated Class I, Class II and Class III, the terms of which expire successively over a three-year period. Currently, the term of the Class III directors expires in 2004, the term of the Class I directors expires in 2005, and the term of the Class II directors expires in 2006. One class of directors is elected to three-year terms at each annual meeting of stockholders. The current director designations are as follows:

                 Class I                                   Class II                                 Class III
                 -------                                   --------                                 ---------
            Kenneth A. Bronfin                       Douglas W. McCormick                         Habib Kairouz
           John T. (Jack) Healy                        Cathleen P. Black                        Edward T. Reilly
            Lennert J. Leader                         Edward D. Horowitz                          Alfred Sikes

                           Hearst Board Representation

         We have entered into an amended and restated stockholder agreement with Hearst, dated June 20, 2001. Pursuant to the amended and restated stockholder agreement, we are required to appoint three representatives of Hearst to separate classes of our board of directors. We must appoint one of these representatives to our nominating committee and one to our compensation committee. In addition, the amended and restated stockholder agreement requires that we appoint five independent directors to our board of directors. An independent director is defined as any person who is not and has not been for the past three years affiliated with Hearst or its affiliates or an employee of iVillage or any of its subsidiaries. Pursuant to the amended and restated stockholder agreement, Messrs. Bronfin and Sikes and Ms. Black are members of our board of directors as designees of Hearst. Mr. Sikes is a member of our compensation committee and Ms. Black is a member of our nominating committee.

         Under the amended and restated stockholder agreement, so long as Hearst or its affiliates holds at least 10% of the our outstanding voting securities, Hearst may recommend and our nominating committee must recommend to our board of directors that number of nominees of Hearst or its affiliates as follows:

         o so long as Hearst holds at least 14,547,723 shares of our common stock, Hearst may designate three nominees;

         o so long as Hearst holds at least 12,001,871 shares of our common stock, but less than 14,547,723 shares of our common stock, Hearst may designate two nominees; and

         o so long as Hearst holds at least 1,818,466 shares of our common stock, but less than 12,001,871 shares of our common stock, Hearst may designate one nominee.

         If, after the election of directors pursuant to the above requirements, the number of voting securities held by Hearst decreases below the stated thresholds, any Hearst designees serving on our board of directors must immediately resign. If the number of voting securities held by Hearst falls below 1,818,466 shares of our common stock, all Hearst designated directors must immediately resign. However, if the number of voting securities held by Hearst returns to 1,818,466 shares or more of our common stock, all rights and obligations under the amended and restated stockholder agreement revive for the duration of the term of the amended and restated stockholder agreement. The amended and restated stockholder agreement terminates on June 20, 2006 unless earlier terminated by either party. Upon any early termination, any Hearst designees serving on our board of directors must immediately resign.

             Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to Section 16(a) of the Exchange Act and related rules, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are required to file with the SEC and Nasdaq reports of their ownership of, and transactions in, our common stock. Based solely on a review of copies of such reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2003, its executive officers and directors complied with the Section 16(a) requirements except that:

         o Ms. Black failed to timely file a Form 4, Statement of Changes in Beneficial Ownership, upon purchasing 10,000 shares of our common stock in July 2001, which omission was corrected by promptly filing a Form 4 after the oversight was discovered in April 2003; and

         o A Form 3, Initial Statement of Beneficial Ownership, was not timely filed by each of Mr. Naylor, Kolberg, and Kresch and Ms. Gould. These reports did not involve a transaction in our common stock, but were rather related to our review of our Section 16 reporting persons following changes in the hierarchy and reporting structure of the company.

            Code of Ethics and other Corporate Governance Disclosures

         Our Code of Business Conduct and Ethics, or Code of Ethics, was originally adopted by our board of directors on January 13, 2000, to apply to all of our employees and directors, including specific provisions related to senior officers and directors. On March 23, 2004, our board of directors revised the Code of Ethics and supplemented it with our Code of Ethics for Senior Executive Officers, or Senior Executive Code, which applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller. The Code of Ethics and Senior Executive Code have been included as exhibits to this report and are also available on the "investor info" and "Corporate and Investor Information" sections of our Web site located at www.ivillage.com.

              Audit Committee and Audit Committee Financial Expert

         We have an audit committee consisting of three independent directors, Messrs. Healy, Leader and Reilly. The audit committee is governed by an audit committee charter that may be amended by the board of directors at any time. The most current version of the audit committee charter will be available on the "investor info" and "Corporate and Investor Information" sections of our Web site at www.ivillage.com.

         The audit committee assists the board of directors in fulfilling its oversight responsibilities relating to the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements, the independent auditor's qualifications and independence, and the performance of our independent auditors. Among the responsibilities outlined in its charter, the audit committee appoints, compensates, retains and oversees the work of the firm of independent auditors employed by us to conduct the annual audit examination of our consolidated financial statements. The members of the audit committee meet with the independent auditors and management to review: the scope of proposed audits for the year; audit fees; and, at the conclusion of the audits, the audit reports. In addition, the audit committee reviews the financial statements, the related footnotes and the independent auditors' report thereon and makes related recommendations to the board of directors as the audit committee deems appropriate. The audit committee met 10 times during the year ended December 31, 2003.

         The board of directors has determined that Lennert J. Leader is an "audit committee financial expert" as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. The determination of the board of director's was premised, in part, upon Mr. Leader's employment as Senior Vice President, Chief Financial Officer and Treasurer of AOL and his other relevant experience described further in his biography included above under the heading
Item 10--Directors and Executive Officers of the Registrant. The board of directors also has determined that Mr. Leader is an "independent director" as such term is defined in SEC rules and Marketplace Rule 4200(a)(15) of the National Association of Securities Dealers, or NASD, and under the independence requirements applicable to the audit committee prescribed by the NASD and SEC.

Item 11.  Executive Compensation.

                           Summary Compensation Table

         The following table sets forth the compensation earned for services rendered to us in all capacities for the fiscal years ended December 31, 2003, 2002, and 2001 by our Chief Executive Officer, and our four next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2003, which we refer to as our Named Executive Officers.

                                                                                              Long-Term
                                                                                             Compensation
                                                                                                Awards
                                               Annual Compensation                           Securities
                                 --------------------------------------------------           Underlying            All Other
                                                        Bonus        Other Annual             Options/SARs         Compensation
Name and Principal Position      Year     Salary ($)     ($)       Compensation ($)           (#) (1)               ($) (2)
---------------------------      ----     ---------    ---------   ----------------           -------               -------

Douglas W. McCormick .........   2003     500,000       600,000           --                   500,000                    96
   Chairman and Chief            2002     499,993            --           --                   500,000                    96
     Executive Officer           2001     499,992       200,000           --                 1,500,000                    96

Steven A. Elkes................. 2003     309,000        45,000           --                    40,000                    96
   Executive Vice President,     2002     309,000            --           --                        --                    96
   Operations and Business       2001     293,808       123,600           --                   226,250                    96
   Affairs

Peter Naylor (3)................ 2003     200,000            --         83,391                  90,000                    96
   Senior Vice President, Sales  2002     124,629            --         63,496                  30,000                    45
                                 2001          --            --           --                        --                    --

Scott Levine.................... 2003     262,000        45,000                                 40,000                    96
   Chief Financial Officer       2002     262,000            --           --                        --                    96
                                 2001     249,244       104,800          --                    150,000                    96

Jane Tollinger ................. 2003     260,000        45,000           --                    40,000                    96
   Executive Vice President,     2002     260,000            --           --                        --                    --
   Strategy and Business         2001     233,750       104,000           --                   175,000                    --
   Affairs

----------
(1) Options were granted under our 1995 Amended and Restated Employee Stock Option Plan, Amended and Restated 1999 Employee Stock Option Plan, Amended and Restated 1999 Non-Qualified Stock Option Plan or 2001 Non-Qualified Stock Option Plan, as amended, and generally vest to the extent of 25% after the first anniversary date of employment and the remainder in equal quarterly installments over the next three years, unless the Named Executive Officer has already been our employee for one year or more, in which case stock option grants immediately begin to vest in equal quarterly installments over a four year period, except for:

     o 500,000 options granted in 2003 to Mr. McCormick which vest quarterly over three years;
     o 500,000 options granted in 2002 to Mr. McCormick which vest quarterly over three years;
     o 1,500,000 options granted in 2001 to Mr. McCormick which vest 1/3 on the date of grant and thereafter in equal annual installments over two years;

(2) Represents the value of premiums paid by us on behalf of the Named Executive Officers for term life and accidental death and dismemberment insurance policies.

(3) Mr. Naylor joined iVillage in April 2002 as Vice President, Sales, and his 2002 compensation reflects a partial year of service.

                             Employment Arrangements

         We entered into a two-year employment agreement with Douglas W. McCormick as of May 30, 2003 that provides for an annual base salary of $500,000 and eligibility to receive a bonus pursuant to our bonus plan of up to eighty percent (80%) of his base salary in fiscal year 2003 and one hundred ten percent (110%) of his base salary in fiscal year 2004, each bonus being payable upon satisfaction of objectives determined by the board of directors or the compensation committee. In August 2003, we paid Mr. McCormick a retention bonus of $200,000 related to the execution of this employment agreement.

         Pursuant to the employment agreement, we are required to pay Mr. McCormick only his base compensation and benefits through the effective date of his termination if any of the following events occur:

         o Mr. McCormick voluntarily terminates his employment without "good reason", as defined in the agreement, which includes voluntary termination upon a "change in control", as defined in the agreement, of iVillage;

         o if we do not renew Mr. McCormick's employment agreement on substantially the same or better terms (or offer to do so) prior to November 30, 2004; or

         o if Mr. McCormick is terminated "for cause", as defined in the agreement, prior to the expiration of the employment agreement.

If Mr. McCormick is terminated without cause or resigns for good reason prior to the expiration of the term of the employment agreement, then Mr. McCormick will be entitled to severance, including:

         o base compensation and benefits through the effective date of termination;

         o a cash payment equal to Mr. McCormick's base salary for the remainder of the term of the employment agreement, to be paid semi-monthly;

         o a cash payment equal to any bonus Mr. McCormick would have earned had he remained employed through the end of the term at his full target bonus, paid at the time such bonuses are generally distributed by us;

         o continued insurance coverage for the remainder of the term of the employment agreement;

         o immediate acceleration and vesting of any unvested stock options held by Mr. McCormick; and

         o extension of the exercise period for Mr. McCormick's stock options to three (3) years after his termination of employment.

The employment agreement also provides that in no event shall the amounts of salary and bonus described above that are payable to Mr. McCormick as severance be less than $700,000.

         Separately, in July 2003, Mr. McCormick was granted options to purchase 500,000 shares of our common stock at an exercise price equal to $1.82 per share, which was the fair market value of the common stock on the date of grant. This grant of options vests in equal quarterly installments over three years.

         We have also entered into agreements with Messrs. Elkes and Levine and Ms. Tollinger as well as other non-senior executive level officers. These agreements provide that if the such officer's employment is terminated "without cause", as defined in the agreements, or the officer resigns for "good reason", as defined in the agreements, we will pay that officer his or her base compensation and benefits for up to twelve months plus the maximum bonus or incentive the executive officer would have earned under any of our bonus or incentive plans. Any unvested stock options held by those officers will continue to vest for this twelve-month period and the period during which the officer must exercise his or her options will extend for up to an additional two years after termination. In addition, these agreements provide that any unvested stock options under our stock option plans held by the officer will immediately vest upon a "change of control", as defined in such agreements, of iVillage.

                        Option Grants in Last Fiscal Year

         The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers during the fiscal year ended December 31, 2003. We have never granted any stock appreciation rights. The exercise price per share of each option is generally equal to the fair market value of the common stock on the date of grant as determined by the board of directors. The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the fair market value of common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth.

                                                       Percent of                                  Potential Realizable
                                     Number of        Total Options                                  Value at Assumed
                                     Securities        Granted to       Exercise                  Annual Rates of Stock
                                     Underlying       Employees in      Price Per                 Price Appreciation for
                                    Option Grand      Fiscal Year         Share     Expiration         Option Term
Name                                   (#)                 (%)          ($/Share)      Date        5% ($)      10% ($)
----                                 ----------       ------------      ---------   ----------   ------------------------
Douglas W. McCormick (1)......       500,000               24%            1.82        7/27/10    1,280,461    1,773,333
Steven A. Elkes (2)...........        40,000                2%            2.74       12/15/13      178,527      213,579
Scott Levine (2)..............        40,000                2%            2.74       12/15/13      178,527      213,579
Peter Naylor (3)..............        90,000                4%             (3)            (3)      186,159      244,762
Jane Tollinger (2)............        40,000                2%            2.74       12/15/13      178,527      213,579

-------------
(1) The 500,000 options granted in 2003 to Mr. McCormick vest quarterly over three years.
(2) The options granted to Messrs. Elkes and Levine and Ms. Tollinger vest in equal quarterly installments commencing three (3) months from the date of grant and continue to vest quarterly over a remaining period of 45 months.
(3) Mr. Naylor was granted an option to purchase 50,000 shares of common stock on April 29, 2003 at an exercise price of $0.65 and an expiration date of April 28, 2010, and 40,000 shares of common stock on December 17, 2003 at an exercise price of $2.74 and an expiration date of December 16, 2010. Mr. Naylor's options vest in equal quarterly installments commencing three (3) months from the date of grant and continue to vest quarterly over a remaining period of 45 months.

                          Fiscal Year-End Option Values

         The following table sets forth information with respect to the Named Executive Officers concerning stock options held during the fiscal year ended December 31, 2003 and exercisable and unexercisable options held as of December 31, 2003. No options were exercised during fiscal 2003 by any of the Named Executive Officers. The value of unexercised in-the-money options at fiscal year-end is based on $3.58 per share, the assumed fair market value of the common stock at December 31, 2003, less the exercise price per share.

                                                   Number of Securities Underlying            Value of Unexercised
                                                    Unexercised Options at Fiscal        In-The-Money Options at Fiscal
                                                             Year-End (#)                         Year-End($)
                                                  -----------------------------------   -------------------------------
Name                                              Exercisable        Unexercisable      Exercisable        Unexercisable
----                                              -----------        -------------      -----------        -------------
Douglas W. McCormick...........................     2,794,999           750,000          5,271,916         1,527,084
Steven A. Elkes................................       298,766           147,475            312,616           255,472
Scott Levine...................................       175,938           129,062            318,392           242,208
Peter Naylor...................................        11,250           108,750             15,525           205,975
Jane Tollinger.................................       200,625           139,375            307,044           243,406

                              Director Compensation

         Directors do not currently receive any cash compensation from us for their service as a member of the board of directors, although they are reimbursed for expenses in connection with attendance at board and committee meetings. From time to time, some of our directors have received grants of options to purchase shares of our common stock pursuant to the 1995 Amended and Restated Employee Stock Option Plan, the 1999 Acquisition Stock Option Plan and the Amended and Restated 1999 Employee Stock Option Plan. Under our 1999 Director Option Plan, non-employee directors are eligible to receive non-discretionary, automatic stock option grants.

         On December 17, 2003, Messrs. Healy, Horowitz, Kairouz, and Reilly were each granted an option to purchase 37,500 shares of our common stock at an exercise price of $2.74 per share.

         On April 5, 2001, our board of directors adopted a policy regarding the initial grant of stock options to purchase our common stock for our new non-employee directors who do not beneficially own, and are not affiliated with any entity that beneficially owns, greater than one percent (1%) of the then outstanding shares of our common stock. Under this policy, upon initial election or appointment to the board of directors, each non-employee director is granted options to purchase 30,000 shares of our common stock on the following terms:

         o an exercise price equal to the fair market value of our common stock on the date of grant;

         o     an option term of seven years from the date of grant;

         o vesting twenty-five percent (25%) per year over four years commencing on the one-year anniversary of the date of grant; and

         o such other terms as are provided in the applicable stock option plan under which such options are granted, with the exception of an acceleration of vesting upon a change in control of iVillage.

         Members of our board of directors who are designees of Hearst have waived participation in all of our Director Compensation Plans.

           Compensation Committee Interlocks and Insider Participation

         During the fiscal year ended December 31, 2003, John T. Healy, Alfred Sikes, Daniel H. Schulman and Edward T. Reilly served on our compensation committee. Mr. Schulman resigned from the compensation committee and the board of directors effective March 31, 2003. Mr. Reilly was appointed to the compensation committee in April 2003 to fill this vacancy. None of these individuals either during or prior to their tenure on the compensation committee was an officer or employee of iVillage or any of its subsidiaries and no "compensation committee interlocks" existed during fiscal year 2003. Please see "Item 13. Certain Relationships and Related Transactions" for a description of our transactions with Hearst. Mr. Sikes is currently a consultant to, and was formerly an officer of, The Hearst Corporation, an affiliate of Hearst.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2004 for:

         o each person known by us to beneficially own more than 5% of the common stock;

         o     each of our directors or director nominees;

         o     each Named Executive Officer; and

         o all of our directors, director nominees, and executive officers as a group.

                                                                    Number of Shares
Name of Beneficial Owner                                           Beneficially Held (1)       Percent  of  Class(%) (1)
------------------------                                           ---------------------       ------------------------

Hearst Communications, Inc. (2).................................          18,184,653                 30.9
   959 Eighth Avenue
   New York, NY 10019
Douglas W. McCormick (3)........................................           3,254,668                  5.3
Lennert J. Leader(4)............................................           2,176,275                  3.7
Habib Kairouz (5)...............................................           1,917,924                  3.3
Steven A. Elkes (6).............................................             347,457                  *
Jane Tollinger (7)..............................................             325,000                  *
Scott Levine (8)................................................             207,167                  *
Edward T. Reilly (9)............................................              84,011                  *
John T. Healy (10)..............................................              59,845                  *
Peter Naylor (11)...............................................              30,000                  *
Edward D. Horowitz(12)..........................................              12,500                  *
Alfred Sikes (13)...............................................              11,161                  *
Cathleen P. Black...............................................              11,160                  *
Kenneth A. Bronfin..............................................                 161                  *

All directors and executive officers as a group (13
   persons) (14)................................................           8,437,329                  24.0

---------------
*Less than one percent of the outstanding common stock.

(1) Unless otherwise indicated, the address for each listed director or officer is c/o iVillage Inc., 500 Seventh Avenue, New York, New York 10018. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. For purposes of this table, a person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 25, 2004 through the exercise of any option or warrant. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 58,869,898 shares of common stock outstanding as of March 25, 2004. This number does not include:
     o    1,003,446 shares of stock classified as treasury stock;
     o 60,514 shares of common stock reserved for issuance to former stockholders of Women.com in exchange for cancellation of their Women.com stock certificates; and
     o 1,953 shares of common stock reserved for issuance to former stockholders of Promotions.com in exchange for cancellation of their Promotions.com stock certificates.

(2) According to an Amended Schedule 13D filed on January 16, 2004, each of Hearst Communications, Inc., or Hearst Communications, Hearst Magazines Property, Inc., or Hearst Magazines, Communications Data Services, Inc., or CDS, Hearst Holdings, Inc., or Hearst Holdings, The Hearst Corporation and The Hearst Family Trust, or the Trust, may be deemed to beneficially own the 18,184,653 shares registered in the name of Hearst. Hearst Magazines has the power to direct the voting and disposition of the 18,184, 653 shares as the controlling stockholder of Hearst. CDS has the power to direct the voting and disposition of the 18,184,653 shares as the sole stockholder of Hearst Magazines. Hearst Holdings has the power to direct the voting and disposition of the 18,184,653 shares as the sole stockholder of CDS. The Trust and The Hearst Corporation have the power to direct the voting and disposition of the 18,184,653 shares as the direct or indirect sole stockholders of The Hearst Corporation and Hearst Holdings. Accordingly, Hearst shares the power to direct the voting and disposition of the 18,184,653 shares beneficially owned by it, and Hearst Magazines, CDS, Hearst Holdings, The Hearst Corporation and the Trust share the power to direct the voting and disposition of the 18,184,653 shares beneficially owned by Hearst. The 18,184,653 shares include the 2,065,695 shares of common stock issued pursuant to the January 2004 exercise of a warrant by Hearst Communications.

(3) Includes (a) options to purchase 2,961,668 shares of common stock exercisable within 60 days from March 25, 2004 and (b) 3,000 shares of common stock beneficially owned by Mr. McCormick's wife. Mr. McCormick disclaims beneficial ownership of the shares of common stock held by his wife.

(4) Consists of 2,161,075 shares of common stock beneficially owned by AOL Time Warner Inc. Mr. Leader is the President of the Venture Group of AOL Time Warner Investments. As such, Mr. Leader may be deemed to have voting power or investment power over the securities beneficially owned by AOL Time Warner Inc. Mr. Leader disclaims beneficial ownership of the shares of common stock beneficially owned by AOL Time Warner Inc. Includes (a) 200 shares owned by a family trust of which Mr. Leader is the trustee, and (b) options to purchase 15,000 shares of common stock exercisable within 60 days from March 25, 2004. We have been informed by AOL Time Warner that Mr. Leader is obligated to transfer such options or the benefit of such options to AOL or AOL Time Warner.

(5) Includes 1,672,319 shares beneficially owned by Rho Capital Partners. Based on information provided by Rho Capital Partners, Rho Capital Partners may be deemed to be the beneficial owner of 1,672,319 shares pursuant to an investment advisory relationship by which Rho Capital Partners exercises voting and investment control over the 1,672,319 shares registered in the name of a number of investment vehicles. Mr. Kairouz is a stockholder of Rho Capital Partners. In such capacity, Mr. Kairouz may be deemed to share voting and investment control of the 1,672,319 shares beneficially owned by Rho Capital Partners. Mr. Kairouz disclaims beneficial ownership of these shares other than an insignificant number of shares in which Mr. Kairouz has a pecuniary interest. Includes options to purchase 50,677 shares of common stock exercisable within 60 days from March 25, 2004.

(6) Includes options to purchase 329,765 shares of common stock exercisable within 60 days from March 25, 2004.

(7) Includes options to purchase 225,000 shares of common stock exercisable within 60 days from March 25, 2004.

(8) Includes options to purchase 194,063 shares of common stock exercisable within 60 days from March 25, 2004.

(9) Includes options to purchase 59,011 shares of common stock exercisable within 60 days from March 25, 2004.

(10) Consists of options to purchase 59,845 shares of common stock exercisable within 60 days from March 25, 2004.

(11) Includes options to purchase 30,000 shares of common stock exercisable within 60 days from March 25, 2004.

(12) Includes options to purchase 12,500 shares of common stock exercisable within 60 days from March 25, 2004.

(13) Includes (a) 161 shares of common stock beneficially owned by Mr. Sikes' wife and (b) 1,000 shares of common stock held by the Whitestone Foundation. The Whitestone Foundation is a family owned trust of which Mr. Sikes is a trustee.

(14) Includes options to purchase 3,886,852 shares of common stock exercisable within 60 days from March 25, 2004.

                      Equity Compensation Plan Information

         The following table provides information as of December 31, 2003, with respect to shares of our common stock that may be issued under our existing equity compensation plans which consist of the following:

         o     1995 Amended and Restated Employee Stock Option Plan, or 1995
               ESOP;

         o     1997 Amended and Restated Acquisition Stock Option Plan, or 1997
               ASOP;

         o     Amended and Restated 1999 Employee Stock Option Plan, or 1999
               ESOP;

         o     1999 Acquisition Stock Option Plan, or 1999 ASOP;

         o     1999 Director Option Plan;

         o Amended and Restated 1999 Non-Qualified Stock Option Plan, or 1999 NQSOP;

         o     1999 Employee Stock Purchase Plan, or 1999 ESPP; and

         o     Amended 2001 Non-Qualified Stock Option Plan, or 2001 NQSP.

         A number of our equity compensation plans were approved by our stockholders, but were subsequently amended without stockholder approval. Our 1995 ESOP, 1999 ESOP and 2001 NQSP were amended to increase the number of securities underlying the 1995 ESOP by 289,049 shares, the 1999 ESOP by 1,812,545 shares, and the 2001 NQSP by 500,000 shares. In addition, we re-priced certain outstanding options under each of the 1995 ESOP and 1997 ASOP in September 1997 without stockholder approval. Consequently, we have characterized all shares underlying the 1995 ESOP, 1997 ASOP and 1999 ESOP as "not approved by security holders" in the table below, notwithstanding the fact that each of these plans initially were approved by our stockholders.

         The table does not include information with respect to equity compensation plans of companies acquired by us that were terminated as part of, or subsequent to, such acquisitions.

                                                                                                   Number of securities
                                                                      Weighted-average           remaining available for
                                        Number of securities to       exercise price of           future issuance under
                                        be issued upon exercise          outstanding            equity compensation plans
                                          of outstanding options,     options, warrants           (excluding securities
Plan Category                              warrants and rights          and rights              reflected in column (a))
-------------                              -------------------          ----------              ------------------------
                                                  (a)                        (b)                             (c)
Equity compensation
     plans approved by
     security holders (1)..............         124,335                 $   4.87                      244,229 (2)

Equity compensation
     plans not approved by
     security holders (3)..............      10,216,825                 $   4.20                      985,696 (4)
                                             ----------                 --------                    ------------

         Total (5).....................      10,341,160                 $   4.21                    1,229,925 (4)

-----------
(1) Consists of the 1999 ASOP, 1999 Director Option Plan and 1999 ESPP.

(2) Includes shares available for future issuance under the 1999 ESPP. As of December 31, 2003, none of the 83,333 shares reserved for issuance under this plan had been issued.

(3) Consists of the 1995 ESOP, 1997 ASOP, 1999 ESOP, 1999 NQSOP and the 2001 NQSOP and a warrant to purchase 5,282 shares of our common stock held by Leasing Technologies International, Inc., that is exercisable through June 9, 2007, at an exercise price of $14.35, assumed by iVillage in connection with its acquisition of Promotions.com.

(4) Includes 74,964 shares of common stock available for future issuance under the 1999 ESOP that could be issued as restricted stock.

(5) The table does not include information for an equity compensation plan assumed by us in connection with our acquisition of Family Point Inc. No additional options may be granted under this plan and no options are currently outstanding or exercisable.

1999 Employee Stock Purchase Plan

         We adopted the 1999 ESPP in December 1998, and reserved 83,333 shares of our common stock for issuance the 1999 ESPP. To date, however, no shares have been issued under the 1999 ESPP. The 1999 ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, or the Code, is administered by our board of directors or by our compensation committee. Under the 1999 ESPP, we may withhold a specified percentage (not to exceed 15%) of each salary payment to participating employees over certain offering periods. Any employee who is employed for at least 20 hours per week for at least five consecutive months in a calendar year, with or by us or by one of our majority-owned subsidiaries, is eligible to participate in the 1999 ESPP. Unless the board of directors or the compensation committee determines otherwise, each offering period runs for 24 months and is divided into four consecutive purchase periods of approximately six months.

         The price at which our common stock may be purchased under the 1999 ESPP is equal to 85% of the fair market value of our common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. Participants may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. The maximum number of shares that a participant may purchase on the last day of any offering period is determined by dividing the payroll deductions accumulated during the purchase period by the purchase price. However, no person may purchase shares under the 1999 ESPP to the extent such person would own 5% or more of the total combined value or voting power of all classes of our capital stock or of any of our subsidiaries, or to the extent that such person's rights to purchase stock under all employee stock purchase plans would accrue at a rate that exceeds $25,000 worth of stock for any calendar year. The board of directors may amend the 1999 ESPP at any time. The 1999 ESPP will terminate in December 2009, unless terminated earlier in accordance with its provisions.

Item 13.  Certain Relationships and Related Transactions.

Hearst

         We are a party to an amended and restated stockholder agreement with Hearst. For a discussion of the terms of this agreement, please see "Item 10. Directors and Executive Officers of the Registrant - Hearst Board
Representation".

         We are a party to an amended and restated magazine content license and hosting agreement with Hearst. Under this agreement, we are obligated to provide production and hosting services for certain Web sites affiliated with selected Hearst magazines, including Good Housekeeping, Redbook, Cosmopolitan, and Country Living. These Web sites are part of the our network. The magazine sites are on URLs owned by Hearst.

         Pursuant to the magazine content license and hosting agreement, we agreed to provide Hearst with Web site production and hosting services, including the creation of original site content which will be owned by Hearst. In consideration for these services, Hearst agreed to:

         o pay us approximately $10.2 million for production services during the three-year term of the agreement (approximately $4.5 million in year one, $2.8 million in year two and $2.9 million in year three);

         o place approximately $8.0 million of Hearst advertising during the three-year term of the agreement (approximately $2.2 million in year one and $2.9 million in each of years two and three) on our Web sites, which amount may be increased in any year of the agreement if Hearst fails to pay us the required fees for production services as described above. If such a shortfall in production fees occurs in any year of the agreement, Hearst must place additional advertising in an amount equal to 40% of the production fee shortfall; and

         o grant to us a right of first offer on any new Internet-based development projects initiated by Hearst that are appropriate for inclusion on our network of Web sites.

         The agreement also provides for revenue sharing between us and Hearst with respect to advertising revenues obtained by us from the Hearst magazine Web sites and our other Web sites containing substantial Hearst content. This revenue sharing arrangement requires that we pay Hearst a royalty payment based on net advertising revenues of at least $3.9 million during the three-year term of the agreement. This amount is reducible pro rata if Hearst fails to expend at least $5 million in production fees in any year of the agreement.

         Additionally, we are entitled to a commission derived from the sale of Hearst magazine subscriptions made through our network of Web sites. This commission is equal to thirty percent of gross revenues from such sales.

         The Magazine Content License and Hosting Agreement with Hearst expires on June 18, 2004. However, the agreement may be terminated by either party immediately upon written notice to the other party in the event of bankruptcy, insolvency or a change of control of the other party.

         Pursuant to the Magazine Content License and Hosting Agreement and other agreements, we recognized revenues of approximately $7.1 million from Hearst, offset partially by royalty payments to Hearst of approximately $0.8 million, in 2003. See Note 6 of our Notes to Consolidated Financial Statements.

         In December 2003, we signed a Web site services agreement in which Hearst will pay approximately $1.9 million for maintenance and hosting services for three teen sites: Seventeen.com, CosmoGirl.com and Teen.com. The agreement terminates in December 2005. Additionally, we have provided, from time to time, other production services outside the scope of the Magazine Content License and Hosting Agreement at negotiated rates.

         As of March 25, 2004, Hearst owned approximately 31% of the outstanding our common stock, and had three designees, Messrs. Bronfin and Sikes and Ms. Black, serve on our board of directors.

Indemnification Agreements

         We have entered into indemnification agreements with our executive officers and directors containing provisions which may require us, among other things, to indemnify our officers and directors against any and all expenses (including attorney's fees and all other costs, expenses and obligations incurred in connection with investigating, defending, being a witness in or participating in or preparing to defend, being a witness in or participating in any action, suit, proceeding, alternative dispute resolution mechanism, hearing, inquiry or investigation), judgments, fines, penalties, and amounts paid in settlement of any pending, threatened or completed action, suit, claim, hearing, proceeding or alternative dispute resolution mechanism, whether civil, criminal, administrative, investigative or other including all taxes imposed on such payment that may arise by reason of their status or service as officers or directors, other than liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Item 14.  Principal Accountant Fees and Services.

        The aggregate fees and expenses billed for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2003 and December 31, 2002 were as follows:

                                                      2003                        2002
                                             -----------------------     -----------------------
Audit                                        $            236,500(1)     $           236,200(1)
Audit-related                                              29,800(2)                  42,900(2)
Tax                                                       110,000(3)                 110,000(3)
All Other                                                       0                          0
                                             -----------------------     -----------------------
         Total                               $            376,300        $           389,100
                                             =======================     =======================

----------
(1) Relates to the audit of annual financial statements for the fiscal year ended and review of the financial statements included in our Quarterly Reports on Form 10-Q during such fiscal year.
(2) Relates to the audit of our 401(k) Plan, for 2002 it also includes due diligence reviews of several potential acquisitions, for 2003 it also includes compliance activities for the Sarbanes-Oxley Act of 2002.
(3) Relates to tax compliance, tax advice and tax planning, including the preparation of our tax returns.

        The audit committee has considered whether the services listed above are compatible with maintaining the auditors' independence. The audit committee, in accordance with the SEC's requirements regarding auditor independence, approved all services rendered by PricewaterhouseCoopers LLP. The audit committee's current policy is to pre-approve all of PricewaterhouseCoopers LLP's services.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) Documents filed as a part of this Report:

         1. The following consolidated financial statements are included in Item 8 of this Report:

                                                                                                        Page Number in
                                                                                                         this Report
                                                                                                        --------------
                  Report of Independent Auditors..............................................               F-2

                  Consolidated Balance Sheets as of December 31, 2003 and 2002................               F-3

                  Consolidated Statements of Operations for the Years Ended December 31,
                  2003, 2002 and 2001.........................................................               F-4

                  Consolidated Statements of Stockholders' Equity for the Years Ended
                  December 31, 2003, 2002 and 2001............................................               F-5

                  Consolidated Statements of Cash Flows for the Years Ended December 31,
                  2003, 2002 and 2001.........................................................               F-6

                  Notes to Consolidated Financial Statements..................................               F-7

         2. Financial Statement Schedule:

                                                                                                        Page Number in
                                                                                                         this Report
                                                                                                        --------------


         Schedule I - Valuation and Qualifying Accounts.......................................               S-1

                  All other schedules to the consolidated financial statements for which provision is made in the accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

         3. Exhibits:

         Exhibit
         Number      Description
         ------      -----------

         3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2001, File No. 000-25469, filed on November 14, 2001).

         3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2001, File No. 000-25469, filed on August 14, 2001).

         4.1 Form of Registrant's common stock certificate (incorporated by reference from Exhibit 4.1 to Registration Statement File No. 333-68749, filed on March 12, 1999).

         10.1 Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No. 333-68749, filed on February 24,
                     1999).

         10.2 1995 Amended and Restated Employee Stock Option Plan, as amended, of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, File No. 333-86999, filed on September 13, 1998).

         10.3 1997 Amended and Restated Acquisition Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, File No. 333-68749, filed on December 11, 1998).

         10.4 Amended and Restated 1999 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, File No. 333-31988, filed on March 8, 2000).

         10.5 1999 Director Option Plan of the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 333-85437, filed on August 17, 1999).

         10.6 1999 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, File No. 333-85437, filed on August 17, 1999).

         10.7 1999 Acquisition Stock Option Plan, as amended, of the Registrant (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 File No. 333-86999, filed on September 13, 1999).

         10.8 Amended and Restated 1999 Non-Qualified Stock Option Plan, as amended by Amendment Number 2 (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4, File No. 333-84532, filed on March 19, 2002).

         10.9 Amended 2001 Non-Qualified Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2002, File No. 000-25469, filed on August 14, 2002).

         10.10 Form of Non-Competition, Non-Disclosure and Assignment of Inventions Agreement dated September 9, 1995, and Amendment dated May 6, 1996, between the Registrant and Nancy Evans (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, File No. 333-68749, filed on December 11, 1998).

         10.11 Lease, dated March 14, 2000, between 500-512 Seventh Avenue Limited Partnership and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the period ended March 31, 2000, File No. 000-25469, filed on May 15, 2000).

         10.12 First Amendment to Lease, dated as of June 7, 2000, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469, filed on November 14, 2000).

         10.13 Second Amendment to Lease, dated January 10, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form S-4, File No. 333-56150, filed on February 23, 2001).

         10.14 Third Amendment to Lease, dated October 17, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2001, File No. 000-25469, filed on November 14, 2001).

         10.15 Fourth Amendment to Lease, dated December 3, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-4, File No. 333-84532, filed on March 19, 2002).

         10.16 Fifth Amendment to Lease, dated June 30, 2003, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2003, File No. 000-25469, filed on August 14, 2003).

         10.17 Letter Agreement, dated December 23, 2002, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 2002, File No. 000-25469, filed on March 31, 2003).

         10.18 License Agreement, dated as of September 8, 2000, among Lamaze International, Inc., Lamaze Publishing Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469, filed on November 14, 2000).

         10.19 Amendment to License Agreement, dated as of January 1, 2003, among Lamaze International, Inc., Lamaze Publishing Company and the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K Annual Report for the year ended December 31, 2002, File No. 000-25469, filed March 31, 2003).

         10.20       Employment Agreement, dated May 30, 2003, between Douglas
                     W. McCormick and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2003, File No. 000-25469, filed on August 14, 2003).

         10.21 Amended and Restated Securities Purchase Agreement, dated as of February 22, 2001, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit
                     10.32 to the Registrant's Registration Statement on Form S-4, File No. 333-56150, filed on February 23, 2001).

         10.22 Amended and Restated Stockholder Agreement, dated as of June 20, 2001, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit
                     10.26 to the Registrant's Registration Statement on Form S-4, File No. 333-84532, filed on March 19, 2002).

         10.23 Amended and Restated Magazine Content License and Hosting Agreement, dated January 29, 2001, between Hearst Communications, Inc. and Women.com Networks, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-4, File No. 333-84532, filed on March 19, 2002).

         10.24 Form of Amendment Number Two to Amended and Restated Magazine Content License and Hosting Agreement (incorporated by reference to Exhibit 10.35 to the Registrant's Registration Statement on Form S-4, File No. 333-56150, filed on February 23, 2001).

         10.25 Amendment Number Three to Amended and Restated Magazine Content License and Hosting Agreement, dated as of April 5, 2002, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit 10.34 to the Registrant's Registration Statement on Form S-4, File No. 333-84532, filed on April 8, 2002).

         10.26 Website Services Agreement, dated as of December 19, 2003, between the Registrant and Hearst Communications, Inc.

         10.27 Promissory Note, dated June 5, 1998, in the amount of $500,000 between Candice Carpenter and the Registrant (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1, File No. 333-68749, filed on December 11, 1998).

         10.28 Amendment No. 1 to Promissory Note, dated as of April 1, 2001, between Candice Carpenter and the Registrant (incorporated by reference to Exhibit 10.22.1 to Registrant's Form 10-K Annual Report for the year ended December 31, 2000, File No. 000-25469, filed on April 2,
                     2001).

         10.29 Amendment No. 2 to Promissory Note, dated as of December 19, 2002, between the Registrant and Candice Carpenter (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Annual Report for the year ended December 31, 2002, File No. 000-25469, filed on March 31,
                     2003).

         10.30 Form of Severance Agreement between the Registrant and certain executive officers of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-K Annual Report for the year ended December 31, 2002, File No. 000-25469, filed on March 31, 2003).

         10.31 Separation Agreement, dated July 22, 2003, from the Registrant to Nancy Evans (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q Quarterly Report, File No. 000-25469, filed on August 14, 2003).

         21          Subsidiaries of the Registrant.

         23.1        Consent of PricewaterhouseCoopers LLP.

         31.1 Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         31.2 Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         32.1 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1        Code of Business Conduct and Ethics.

         99.2        Code of Ethics for Senior Executive Officers.

         (b) Reports on Form 8-K:

             o On November 3, 2003, we furnished a Current Report on Form 8-K to report our preliminary financial results for the fourth quarter of 2003.

             o On December 1, 2003, we furnished a Current Report on Form 8-K to reaffirm our previously issued projections for our financial results for the fourth quarter of 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           iVillage Inc.
                                           (Registrant)

Date:     March 30, 2004                     By:    /s/ Douglas W. McCormick
                                                   -------------------------
                                                   Douglas W. McCormick
                                                   Chairman of the Board and
                                                   Chief Executive Officer

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

         Signature                                                 Capacity                                 Date
         ---------                                                 --------                                 ----

/s/ Douglas W. McCormick                                 Chairman of the Board and
------------------------                                   Chief Executive Officer                    March 30, 2004
Douglas W. McCormick                                    (Principal Executive Officer)

/s/ Scott Levine                                           Chief Financial Officer                    March 30, 2004
----------------                                        (Principal Financial Officer)
Scott Levine

/s/ Richard J. Kolberg                              Chief Accounting Officer and Controller           March 30, 2004
----------------------                                   (Principal Accounting Officer)
Richard J. Kolberg

/s/ Kenneth A. Bronfin
----------------------                                             Director                           March 30, 2004
Kenneth A. Bronfin

/s/ Cathleen P. Black                                              Director                           March 30, 2004
---------------------
Cathleen P. Black

/s/ John T. Healy                                                  Director                           March 30, 2004
-----------------
John T. Healy

/s/ Edward D. Horowitz                                             Director                           March 30, 2004
---------------------
Edward D. Horowitz

/s/ Habib Kairouz                                                  Director                           March 30, 2004
-----------------
Habib Kairouz

/s/ Lennert J. Leader
----------------------                                             Director                           March 30, 2004
Lennert J. Leader

/s/ Edward T. Reilly
----------------------                                             Director                           March 30, 2004
Edward T. Reilly

/s/ Alfred Sikes                                                   Director                           March 30, 2004
----------------
Alfred Sikes

                         iVILLAGE INC. AND SUBSIDIARIES

                 Index of Consolidated Financial Statements and
                          Financial Statement Schedule

The following consolidated financial statements of iVillage Inc. are included in Item 8:

Report of Independent Auditors............................................................... F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002................................. F-3

Consolidated Statements of Operations for the Years
   Ended December 31, 2003, 2002 and 2001.................................................... F-4

Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 2003, 2002 and 2001.................................................... F-5

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 2003, 2002 and 2001.................................................... F-6

Notes to Consolidated Financial Statements................................................... F-7 - F-31

Schedule I - Valuation and Qualifying Accounts............................................... S-1

         All other schedules to the consolidated financial statements for which provision is made in the accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of iVillage Inc.:

         In our opinion, the consolidated financial statements listed in the index appearing under Item 15 on page 64 present fairly, in all material respects, the financial position of iVillage Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 on page 64 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of iVillage's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 4 of the consolidated financial statements, iVillage Inc. adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

PricewaterhouseCoopers LLP

New York, New York
January 29, 2004
Except for Note 16 as to which
the date is February 18, 2004.

                         iVILLAGE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                           December 31,
                                                                                                  -------------------------------
                                                                                                    2003                   2002
                                          ASSETS                                                  ---------             ---------
Current assets:
     Cash and cash equivalents .........................................................          $  15,823             $  21,386
     Accounts receivable, less allowance for doubtful accounts
          of $1,134 and $1,310, respectively ...........................................              7,517                 5,336
     Prepaid rent ......................................................................                318                  --
     Other current assets ..............................................................              3,520                 5,960
                                                                                                  ---------             ---------
           Total current assets ........................................................             27,178                32,682
     Restricted cash ...................................................................               --                   8,474
     Fixed assets, net .................................................................              7,269                17,157
     Goodwill, net .....................................................................             22,580                24,617
     Intangible assets, net ............................................................             11,989                17,367
     Prepaid rent, net of current portion ..............................................              3,354                  --
     Other assets ......................................................................                158                   289
                                                                                                  ---------             ---------
          Total assets .................................................................          $  72,528             $ 100,586
                                                                                                  =========             =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses .............................................          $  10,441             $  10,319
     Deferred revenue ..................................................................              3,323                 3,514
     Deferred rent .....................................................................                144                   348
     Other current liabilities .........................................................                190                    98
                                                                                                  ---------             ---------
           Total current liabilities ...................................................             14,098                14,279
     Deferred rent, net of current portion .............................................              1,483                 3,926
                                                                                                  ---------             ---------
           Total liabilities ...........................................................             15,581                18,205
Minority interest ......................................................................               --                     181

Commitments and contingencies (Note 13)

Stockholders' equity:
     Preferred stock - par value $.01, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2003 and
            2002, respectively .........................................................               --                    --
     Common stock - par value $.01, 200,000,000 shares authorized;
         57,233,470 and 56,531,785 shares issued at December 31,
         2003 and 2002, respectively; 56,230,024 and 55,328,339
            shares outstanding at December 31, 2003 and 2002,
            respectively ...............................................................                572                   565
     Additional paid-in capital ........................................................            550,892               549,203
     Treasury stock at cost (1,003,446 and 1,203,446 shares at
            December 31, 2003 and 2002, respectively) ..................................               (430)                 (502)
     Stockholders' notes receivable ....................................................               (241)                 (262)
     Unearned compensation .............................................................               --                     (87)
     Accumulated deficit ...............................................................           (493,846)             (466,717)
                                                                                                  ---------             ---------
           Total stockholders' equity ..................................................             56,947                82,200
                                                                                                  ---------             ---------
           Total liabilities and stockholders' equity ..................................          $  72,528             $ 100,586
                                                                                                  =========             =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                                  Year ended December 31,
                                                                                    ------------------------------------------------
                                                                                       2003               2002               2001
                                                                                    ---------          ---------          ---------
Revenue ...................................................................         $  55,221          $  59,423          $  60,041
Operating expenses:
   Editorial, product development and technology ..........................            28,842             27,973             33,500
   Sales and marketing ....................................................            19,724             21,731             30,211
   Sales and marketing - NBC/Hearst expenses ..............................               239              4,422              5,967
   Termination of NBC advertising contract ................................              --                4,084               --
   General and administrative .............................................            13,314             13,474             17,702
   Lease restructuring charge and related impairment of
          fixed assets ....................................................             9,126               --                 --
   Depreciation and amortization ..........................................             8,595             11,900             23,529
   Impairment of goodwill, intangible assets and fixed assets .............             4,029                971               --
                                                                                    ---------          ---------          ---------
          Total operating expenses ........................................            83,869             84,555            110,909
                                                                                    ---------          ---------          ---------

Loss from operations ......................................................           (28,648)           (25,132)           (50,868)
Interest income, net ......................................................               218                485              2,285
Other income (expense), net ...............................................               727                (34)               (43)
Write-down of investments .................................................              --                 --                 (104)
Loss from unconsolidated joint venture ....................................              --                 --                 (127)
Gain on sale of joint venture interest and other assets ...................               625               --                  385
                                                                                    ---------          ---------          ---------
Net loss before minority interest and cumulative effect of
        change in accounting principle ....................................           (27,078)           (24,681)           (48,472)
Minority interest .........................................................               (51)               (74)                 7
                                                                                    ---------          ---------          ---------
Net loss before cumulative effect of change in accounting
        principle .........................................................           (27,129)           (24,755)           (48,465)
Cumulative effect of change in accounting principle .......................              --               (9,181)              --
                                                                                    ---------          ---------          ---------
Net loss ..................................................................         $ (27,129)         $ (33,936)         $ (48,465)
                                                                                    =========          =========          =========

Per share data:
Net loss before cumulative effect of change in accounting
        principle per share ...............................................         $   (0.49)         $   (0.45)         $   (1.13)
Cumulative effect of change in accounting principle per share .............              --                (0.17)              --
                                                                                    ---------          ---------          ---------

Net loss ..................................................................         $   (0.49)         $   (0.62)         $   (1.13)
                                                                                    =========          =========          =========

Basic and diluted net loss per share ......................................         $   (0.49)         $   (0.62)         $   (1.13)
                                                                                    =========          =========          =========


Weighted average shares of common stock outstanding used in
        computing basic and diluted net loss per share ....................            55,772             54,841             42,807
                                                                                    =========          =========          =========


        The accompanying notes are an integral part of these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)




                                                Common Stock        Additional      Treasury Stock      Stockholders'
                                             ------------------      Paid-In       ----------------         Notes
                                             Shares      Amount      Capital       Shares      Cost      Receivable
                                             ------      ------      -------       ------      ----      ----------

Balance at January 1, 2001.......          29,706,770   $  297     $ 495,758        -        $    -       $ (7,148)
Issuance of common stock
in connection with
business acquisition, net........          14,776,469       148        28,339
Issuance of common stock
in connection with rights
offering, net....................           9,324,000        93        19,907
Issuance of common stock
in connection with the
exercise of stock options........               5,046                       2
Repurchase of common
stock............................          (1,203,446)                          1,203,446       (502)
Amortization of unearned
compensation and deferred
advertising costs................
Repayment of stockholder's note                                                                              5,166
receivable.......................
Net loss.........................
                                           ----------   --------   ---------    ---------    -------       --------
Balance at December 31, 2001.....          52,608,839       538       544,006   1,203,446       (502)       (1,982)
Issuance of common stock
in connection with
business acquisition, net........           2,131,971        21         4,119
Issuance of common stock
in connection with the
exercise of stock options........             587,529         6           742
Issuance of stock options
to consultant....................                                          51
Modification of stock
option terms.....................                                         285
Amortization of unearned
compensation and deferred
advertising costs................
Repayment of stockholder
note receivable..................                                                                            1,291
Reserve of stockholder
note receivable..................                                                                              429
                                           ----------   --------   ---------    ---------    -------       --------
Net loss.........................

Balance at December 31, 2002.....          55,328,339       565       549,203   1,203,446       (502)         (262)
Issuance of common stock
in connection with
business acquisition.............             16,497
Issuance of common stock
in connection with the
exercise of stock options........             685,188         7           867
Issuance of treasury
stock in connection with
business acquisition.............             200,000                     514    (200,000)        72
Modification of stock
option terms.....................                                         308
Amortization of unearned
compensation and deferred
advertising costs................
Repayment of stockholder
notes receivable.................                                                                                21
Net loss.........................
                                           ----------   --------   ---------    ---------    -------       --------
Balance at December 31, 2003.....          56,230,024   $    572   $ 550,892    1,003,446    $  (430)      $   (241)
                                           ==========   ========    =========   =========    =======       ========

                                         Unearned
                                       Compensation
                                            and
                                         Deferred
                                        Advertising   Accumulated
                                           Cost         Deficit          Total
                                           ----         -------          -----

Balance at January 1, 2001.......        $ (3,225)     $(384,316)      $  101,366
Issuance of common stock
in connection with
business acquisition, net........                                          28,487
Issuance of common stock
in connection with rights
offering, net....................                                          20,000
Issuance of common stock
in connection with the
exercise of stock options........                                               2
Repurchase of common
stock............................                                            (502)
Amortization of unearned
compensation and deferred
advertising costs................           2,703                           2,703
Repayment of stockholder's note
receivable.......................                                           5,166
Net loss.........................                        (48,465)         (48,465)
                                          -------       ---------       -----------
Balance at December 31, 2001.....            (522)      (432,781)         108,757
Issuance of common stock
in connection with
business acquisition, net........                                           4,140
Issuance of common stock
in connection with the
exercise of stock options........                                             748
Issuance of stock options
to consultant....................             (51)
Modification of stock
option terms.....................                                             285
Amortization of unearned
compensation and deferred
advertising costs................             486                             486
Repayment of stockholder
note receivable..................                                           1,291
Reserve of stockholder
note receivable..................                                             429
Net loss.........................                        (33,936)         (33,936)
                                          -------       ---------       -----------
Balance at December 31, 2002.....            (87)       (466,717)          82,200
Issuance of common stock
in connection with
business acquisition.............
Issuance of common stock
in connection with the
exercise of stock options........                                             874
Issuance of treasury
stock in connection with
business acquisition.............                                             586
Modification of stock
option terms.....................                                             308
Amortization of unearned
compensation and deferred
advertising costs................             87                               87
Repayment of stockholder
notes receivable.................                                              21
Net loss.........................                         (27,129)        (27,129)
                                          -------       ---------       ---------
Balance at December 31, 2003.....         $      -      $(493,846)      $  56,947
                                          ========      ==========      =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            Years Ended December 31,
                                                                                      ----------------------------------
                                                                                        2003        2002         2001
                                                                                        ----        ----         ----
Cash flows from operating activities:
Net loss                                                                              $(27,129)   $(33,936)   $(48,465)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Depreciation and amortization                                                         8,595      11,900      23,529
   Expense recognized in connection with
    issuance/modification of terms of
     warrants and stock options                                                            395         771       2,703
   Deferred rent                                                                          (246)       (347)       (357)
   Non-cash print advertising expense                                                      418       2,720       1,765
   Impairment of goodwill (including change in
    accounting principle)                                                                4,029      10,152          --
   Reserve for stockholder notes receivable                                                 --         429          --
   Minority interest                                                                        51          74          (7)
   Bad debt expense                                                                        258         552          --
   Loss from unconsolidated joint venture                                                   --          --         127
   Write-down of investments                                                                --          --         104
   Gain on sale of joint venture interest and other assets                                (625)         --        (385)
   Real estate restructuring                                                             4,375          --          --
Changes in operating assets and liabilities:
   Accounts receivable                                                                  (2,439)      2,025       3,921
   Prepaid rent                                                                         (3,672)         --          --
   Restricted cash and other assets                                                     10,626       5,761       3,314
   Accounts payable and accrued expenses                                                    32      (9,437)    (26,021)
   Deferred revenue                                                                       (191)        639      (5,788)
                                                                                      --------    --------    --------
Net cash used in operating activities of operations                                     (5,523)     (8,697)    (45,560)
                                                                                      --------    --------    --------

Cash flows from investing activities:
   Purchase of fixed assets                                                             (1,343)       (881)     (5,254)
   Purchase of intangible assets                                                          (150)         --          --
   Cash paid of $11,108 less cash acquired of
    $10,198 for acquisition of Promotions.com, Inc.                                         (9)       (901)         --
   Purchase of 19.9% and 30.1% of Cooperative
     Beauty Ventures, L.L.C. in 2003                                                      (150)         --      (1,142)
     and 2001, respectively
   Proceeds from the sale of joint venture interest                                        717          --          --
   Cash paid of $3,210 less cash acquired of $14,198
    for purchase of Women.com                                                               --          --          --
Networks, Inc.                                                                                                  10,988
   Cash paid of $500 less cash acquired of $232 for
    purchase of Public Affairs Group, Inc.                                                  --          --        (268)
   Investment in Cooperative Beauty Ventures, L.L.C
                                                                                            --          --        (300)
                                                                                      --------    --------    --------
Net cash (used in) provided by investing activities of operations                         (935)     (1,782)      4,024
                                                                                      --------    --------    --------
Cash flows from financing activities:
   Principal payments on stockholders' notes receivable                                     21       1,291       5,166
   Proceeds from exercise of stock options                                                 874         748           2
   Proceeds from issuance of common stock, net                                              --          --      18,910
   Principal payments on long-term debt and capital leases                                  --          --        (449)
   Repurchase of common stock
                                                                                            --          --        (502)
                                                                                      --------    --------    --------
Net cash provided by financing activities                                                  895       2,039      23,127
                                                                                      --------    --------    --------
Cash used in discontinued operations                                                        --          (5)       (723)
Net decrease in cash for the period                                                     (5,563)     (8,445)    (19,132)
Cash and cash equivalents, beginning of period                                          21,386      29,831      48,963
                                                                                      --------    --------    --------
Cash and cash equivalents, end of period                                              $ 15,823    $ 21,386    $ 29,831
                                                                                      --------    --------    --------
Cash paid during the period for interest                                              $      8    $     52    $     32
                                                                                      ========    ========    ========
Cash paid during the period for taxes                                                 $    210    $    163    $    572
                                                                                      ========    ========    ========

Supplemental disclosure of non-cash investing and financing activities:
   During 2001, iVillage acquired Women.com Networks, Inc. primarily through the issuance of stock (see Note 7). During 2002, iVillage acquired
   Promotions.com, Inc. partially through the issuance of stock (see Note 7). During 2003, iVillage acquired Cooperative Beauty Ventures, L.L.C. partially through the issuance of stock (see Note 7).

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 1 - Organization and Basis of Presentation

         iVillage is "the Internet for women" and consists of several online and offline media-based properties including the iVillage.com Web site, or iVillage.com, Women.com Networks, Inc., operator of the Women.com Web site, or Women.com, the gURL.com Web site, or gURL.com, Knowledgeweb, Inc., operator of the Astrology.com Web site, or Astrology.com, Cooperative Beauty Ventures, LLC, operator of the Substance.com Web site, or Substance.com, iVillage Parenting Network, Inc., or IVPN, Public Affairs Group, Inc., or PAG, Promotions.com, Inc., or Promotions.com, iVillage Consulting and iVillageSolutions. Following is a synopsis of our operational activities and those of our subsidiaries and divisions:

Subsidiary or Division     Operational Activity
----------------------     --------------------

iVillage.com               An online destination providing practical solutions
                           on a range of topics and everyday support for women
                           18 years of age and over.

Women.com                  An online destination providing content focused on
                           fun, games, entertainment and style for women 18 years of age and over.

gURL.com An online destination catering to teenage girls that offers advice, games and interactive content to girls 13 years of age and older.

Astrology.com              An online destination for individuals seeking daily
                           horoscopes, astrological content and personalized forecasts online.

Substance.com              An online destination offering interactive beauty
                           content and personal care products information.

IVPN A holding company for iVillage Integrated Properties, Inc., or IVIP, the operator of The Newborn Channel and Lamaze Publishing Company, or Lamaze Publishing, publisher of Lamaze Parents, which collectively provide informational and instructional magazines, custom publications, television programming, videos and online properties of interest to expectant and new parents.

PAG Comprised of three divisions: Business Women's Network, Diversity Best Practices and Best Practices in Corporate Communications, each offering an extensive database of pertinent information and events to subscribing companies and members, and relevant publications.

                         iVILLAGE INC. AND SUBSIDIARIES

Promotions.com             Comprised of two divisions: Promotions.com and
                           Webstakes.com, which offer online and offline promotions and direct marketing programs that are integrated with customers' marketing initiatives.

iVillage Consulting Assists companies in the creation and development of Web sites, digital commerce platforms and other aspects of technological infrastructures, primarily for Hearst Communications, Inc., and its affiliates, or Hearst, a related party.

iVillageSolutions          Our consumer products offerings including an
                           iVillage-branded book series and vitamin and nutraceutical supplement line.

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

         Due primarily to iVillage's lack of historical profitability, it is unlikely that iVillage would be able to obtain bank financing. Management believes that iVillage's current funds will be sufficient to enable it to meet iVillage's planned expenditures through the next twelve months. If anticipated operating results are not achieved, management believes it has the ability to delay or reduce expenditures, so as not to require additional financial resources if such resources were not available on terms acceptable to iVillage, although there can be no assurances in this regard. If we need to raise funds through a public offering or private placement of our securities, funds may not be available on acceptable terms, if at all.

         Factors that could affect iVillage's ability to achieve profitable operations include the loss of any of iVillage's major customers, including Hearst, or a significant downturn in the advertising market or economy, in general, as well as iVillage's ability to report increased revenues on a year over year basis. iVillage has recently commenced discussions regarding the renewal of the amended and restated magazine content license and hosting agreement with Hearst that expires in June 2004 but will continue afterwards on a month-to-month basis unless terminated by either party with 90 days prior notice. However, iVillage cannot assure whether this contract will be renewed and, if renewed, whether the renewal terms will be as favorable as the current agreement with Hearst.

         iVillage is subject to the risks and uncertainties frequently encountered by companies in the rapidly evolving markets for Internet and media products and services. These risks include the failure to develop and extend iVillage's brands, the non-acceptance or rejection of iVillage's services by Web consumers, vendors, sponsors and/or advertisers and the inability of iVillage to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event iVillage does not successfully implement its business plan, certain assets may not be recoverable.

Note 2 - Significant Accounting Policies and Procedures

Principles of Consolidation

         The consolidated financial statements include the accounts of iVillage and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," or SFAS 131, segment information is being reported consistent with our method of internal reporting. In accordance with SFAS 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. iVillage is organized primarily by subsidiaries and divisions. iVillage's subsidiaries and divisions have no operating managers that report to the chief operating decision maker and the chief operating decision maker reviews results of operations at the highest level of aggregated data in making decisions. The chief operating decision maker does review revenue results of subsidiaries and divisions. iVillage's discussion of revenue has been organized into separate subsidiaries and divisions, however, operating expenses and results of operations have been discussed on a combined basis.

Revenue Recognition
                         iVILLAGE INC. AND SUBSIDIARIES

Note 2 - Significant Accounting Policies and Procedures (continued)

iVillage

         iVillage's revenues are derived primarily from the sale of sponsorship and advertising contracts. Sponsorship revenues are derived principally from contracts designed to support the customer's broad marketing objectives, including brand promotion, awareness, product introductions and online research. Sponsorship agreements typically include the delivery of impressions on iVillage's Web sites and occasionally the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include rich media and display or banner advertisements, links, buttons or other text or images. As part of a few sponsorship agreements, sponsors who sell products may provide iVillage with a commission on sales of their products generated through iVillage's Web sites. To date, amounts received from the sale of sponsor's products have not been significant.

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

         Sponsorship and advertising revenues are also derived from sponsored links appearing on an iVillage Web page that is based upon relevant content or a World Wide Web search query result. These revenues are earned on a cost per thousand impressions and/or a percentage of net advertising revenue and are recognized upon notification from the search engine provider. Sponsorship and advertising revenues were approximately $20.0 million, $27.4 million and $33.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

         For contracts with multiple elements (e.g., delivered and undelivered products, advertising and production revenue), iVillage allocates revenue to each element based on evidence of its fair value under the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. iVillage recognizes revenue allocated to each element when the criteria for revenue set forth above are met.

         Barter revenues generally represent exchanges by iVillage of advertising space on its Web sites for reciprocal advertising space on or traffic from other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon iVillage's recent practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are generally recognized when iVillage's advertisements are displayed on the reciprocal Web sites or properties, which is typically in the same period as when advertisements are displayed on iVillage.com and its affiliated properties, and are included as part of sales and marketing expenses. Revenues from barter transactions were approximately $3.7 million, $3.5 million and $2.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

         iVillage Consulting is a business unit within iVillage that provides production and back-end provisioning for customers, primarily Hearst Communications, Inc. (including its affiliates, "Hearst"), a related party, in need of these services. iVillage recognizes revenues from these services based upon a number of factors including actual hours worked at its negotiated hourly rates, completed contract or straight-line over the life of the contract. Revenues from iVillage Consulting were approximately $3.2 million, $4.0 million and $2.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

         iVillage has received revenues from initiatives involving subscription-based properties, the sale of iVillage-branded products and services, the sale of third-party products, the licensing of portions of iVillage content and services, and the sale of research. iVillage recognizes revenues from these initiatives when products are shipped and/or provided to the customer, or straight-line over the life of the agreement and when the collection of the receivable is reasonably assured and no further obligation remains. Revenues through these offerings were approximately $0.8 million, $2.4 million and $3.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 2 - Significant Accounting Policies and Procedures (continued)

Astrology.com

         Revenues from Astrology.com consist primarily of the sale of astrological charts and other related products to users to the Astrology.com Web site. iVillage recognizes revenues from Astrology.com product sales, net of any discounts, when products are shipped to customers, the collection of the receivable is reasonably assured and no further obligations remain.

Revenues recorded by Astrology.com were approximately $2.9 million, $3.3 million and $3.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

iVillage Parenting Network

         IVPN's revenues have been derived primarily from advertising placements in IVPN's publications, videos and Web site, and broadcasts of The Newborn Channel and The Newborn Channel-Spanish (currently offered as an audio overlay to The Newborn Channel). In addition, sponsorship and advertising revenues are generated through a sampling and coupon program, which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant parents. Sponsorship and advertising revenues are recognized on a straight-line basis over the term of the contract provided that IVPN has no continuing obligations and the collection of the receivable is reasonably assured. IVPN recognized approximately $12.2 million, $11.1 million and $12.1 million in advertising sponsorship revenues for the years ended December 31, 2003, 2002 and 2001, respectively. IVPN also recognized revenues from barter of approximately $0.2 million for the year ended December 31, 2003. There were no comparable amounts recorded for the years ended December 31, 2002 and 2001, respectively.

         In recent years, IVPN has developed two new revenue streams. IVPN began to create and distribute custom publications and mailings on behalf of advertisers. Revenues from the sale of custom publications and mailings are recognized when IVPN fulfills all obligations under the terms of the contract and the collection of the receivable is reasonably assured. IVPN recognized approximately $3.9 million, $1.5 million and $0.2 million in revenues, from custom publications and mailings for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, IVPN initiated the collection of an annual fee from hospitals broadcasting The Newborn Channel. Contracts related to this fee typically range from three to five years. As of December 31, 2003, 386 hospitals have agreed to pay a license fee for The Newborn Channel. IVPN recognizes revenues from these license fees ratably over the term of the agreement provided the collection of the receivable is reasonably assured. IVPN recognized approximately $0.3 million in such fees for the year ended December 31, 2003.

Public Affairs Group

         Revenues from PAG are generated primarily through subscription-based programs that convey current best practices for both diversity issues in the workplace and corporate communication and the hosting of an annual two-day gala event that focuses on diversity and women. iVillage recognizes revenue from subscriptions ratably over the term of the subscription agreement and from the events when the events are held, provided the collection of the receivable is reasonably assured.

         Revenues from PAG were approximately $4.4 million, $3.7 million and $1.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 2 - Significant Accounting Policies and Procedures (continued)

Promotions.com, Inc.

         Promotions.com, Inc. generates revenues through the Web sites Webstakes.com, a Web site dedicated to Internet sweepstakes and promotions, and Promotions.com, a full service integrated Internet promotions services group.

         Promotions.com revenues are derived principally from contracts in which Promotions.com typically provides custom services for the creation, administration and implementation of a promotion on a customer's Web site. Promotions.com's revenue recognition policy related to its services is to recognize revenues as deliverables are met and/or ratably over the period of the promotion, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured.

         Webstakes.com revenues are derived primarily from service contracts whereby Webstakes.com recognizes revenues based on either a "cost-per-click" or a "cost-per-action" pricing model. Webstakes.com recognizes revenue related to its cost-per-click pricing model when a user has been delivered to the customer's Web site, the customer has reported such activity, and the collection of the corresponding receivable is reasonably assured. Revenue is recognized differently in a cost-per-action pricing model, which requires Webstakes.com to not only deliver the aforementioned user to a customer's Web site, but also a specific user action such as purchasing a product or registering for more information as a member of the customer's Web site in order for Webstakes.com to earn revenue. Webstakes.com recognizes revenue related to the cost-per-action pricing model when the specific action has been performed on its customer's Web site, the customer has reported such activity, and the collection of the corresponding receivable is reasonably assured.

         Revenues from Promotions.com, Inc. were approximately $3.5 million and $2.5 million for the years ended December 31, 2003 and 2002, respectively. Since iVillage acquired Promotions.com, Inc. in April 2002, there are no comparative amounts for the corresponding period in 2001.

Customer Concentration

         In 2003, 2002 and 2001, respectively, revenues from iVillage's five largest customers accounted for approximately 27%, 38% and 37% of total revenues. In 2003, one advertiser, Hearst, a related party, accounted for approximately 11% of total revenues. In 2002, three advertisers, The Procter and Gamble Company ("Procter and Gamble"), Hearst and Unilever PLC (including its affiliates, "Unilever") accounted for approximately 11%, 11% and 10% of total revenues. In 2001, one advertiser, Unilever, accounted for approximately 12% of total revenues. At December 31, 2003, Hearst accounted for approximately 20% of the net accounts receivable, and at December 31, 2002, Procter & Gamble accounted for approximately 26% of the net accounts receivable.

         Hearst has been one of our largest customers for each of the last three years. Pursuant to an amended and restated magazine content license and hosting agreement with Hearst, we received the online distribution rights to seven Hearst magazine Web sites. Under this agreement, we provide production, maintenance and hosting services, for which in 2003 we received approximately $2.9 million in fees, and advertising services, for which in 2003 we received approximately $3.0 million in fees. In addition, we are entitled to a commission derived from the sale of Hearst magazines, which in 2003 totaled approximately $0.6 million. As part of this magazine content license agreement we pay Hearst a royalty fee, which in 2003 totaled approximately $0.8 million. Our magazine content license and hosting agreement with Hearst expires in June 2004, but continues on a month-to-month basis unless terminated by either party with 90 days prior notice.

Cash and Cash Equivalents

         Cash and cash equivalents include money market accounts. iVillage maintains its cash and cash equivalents in highly rated financial institutions, and at times these balances exceed insurable amounts.

Restricted Cash

         Restricted cash included money held for a letter of credit collateralizing a real estate lease for iVillage's New York office space. (See
Note 12 - Lease Restructuring Charge and Related Impairment of Fixed Assets).

Fair Value of Financial Instruments

         The carrying amounts of iVillage's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

Fixed Assets and Intangibles

         Depreciation of equipment, furniture and fixtures, and computer software is provided for by the straight-line method over their estimated useful lives ranging from three to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions, and expenditures which extend the useful lives of existing assets, are capitalized, and repairs and maintenance costs are charged to operations as incurred. Amortization of intangible assets are over the expected life of the related asset and range from one to ten years. Effective January 1, 2002, iVillage adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") regarding the recognition and measurement of the impairment of long-lived assets to be held and used.

         iVillage assesses the recoverability of its fixed assets and intangible assets by determining whether the unamortized balance over the assets remaining life can be recovered through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk associated when estimating future discounted cash flows. Future cash flows are based on trends of historical performance and iVillage's estimate of future performances, giving consideration to existing and anticipated competitive and economic conditions. (See Note 3 - Fixed Assets,
Note 5 - Intangible Assets and Note 12 - Lease Restructuring Charge and Related Impairment of Fixed Assets).

                         iVILLAGE INC. AND SUBSIDIARIES

Note 2 - Significant Accounting Policies and Procedures (continued)

Goodwill

         Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. (See Note 4 - Goodwill).

Advertising Costs

         Advertising costs are expensed as incurred and are included in the sales and marketing lines in the accompanying consolidated statements of operations. Advertising costs, including barter expense, included in sales and marketing were approximately $5.2 million, $12.4 million and $11.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002 approximately $0.2 million and $0.9 million of advertising costs were prepaid, respectively.

         Barter expense was approximately $4.2 million, $3.4 million and $2.8 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Web Site Development Costs

         iVillage accounts for Web site development costs in accordance with the provisions of EITF Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Amortization of Web site development costs is provided for by the straight-line method over the estimated useful life of two years. During 2003 and 2002, approximately $0.1 million and no amount of development expenses were capitalized, respectively. Amortization expense of Web site development costs was approximately $0.3 million, $1.2 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Income Taxes

         iVillage recognizes deferred taxes by the asset and liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, iVillage considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. iVillage considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, iVillage believes it is more likely than not that the net deferred tax assets will not be realized.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 2 - Significant Accounting Policies and Procedures (continued)

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and assumptions made by iVillage include those related to the useful lives of fixed assets and intangible assets, the recoverability of fixed assets, goodwill, intangible assets and deferred tax assets, the allowance for doubtful accounts and the assessment of expected probable losses (if any) of claims and potential claims.

Accrued Expenses

         In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the years ended December 31, 2003 and 2002, iVillage reversed approximately $0.7 million and $1.5 million, respectively, of accruals included in operating expenses due to changes in estimates on services previously provided. These amounts were offset by additional accruals for various operating expenses.

Net Loss Per Share

         Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

         Included in the December 31, 2003, 2002 and 2001 calculation of weighted average number of shares of common stock outstanding are 189,026 shares, 205,523 shares and 743,369 shares, respectively, which have not been issued. These shares are being held for former Women.com and Promotions.com stockholders that have not yet exchanged their respective shares for shares of iVillage during the periods presented, but are entitled to do so.

         Stock options and warrants in the amount of 12,441,160, 12,791,027, and 14,015,664 shares for the years ended December 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted net loss per share as they are anti-dilutive as a result of net losses during the periods presented.

Stock-Based Compensation

         iVillage applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option issuances, and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No compensation cost related to grants of stock options was reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost related to the modification of stock option terms is measured at the quoted market price of iVillage's common stock at the measurement date and is amortized to expense over the vesting period. Compensation costs related to the modification of stock option terms was approximately $0.4 million, $0.1 million and no amount, for the years ended December 31, 2003, 2002 and 2001, respectively. If compensation cost for iVillage's stock options, utilizing the Black Scholes model, had been determined based on the fair value of the stock options at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS 123, iVillage's net loss would have been adjusted to the pro forma amounts indicated below:

                         iVILLAGE INC. AND SUBSIDIARIES

Note 2 - Significant Accounting Policies and Procedures (continued)

                                                                          December 31,
                                                       ----------------------------------------------------
                                                         2003                   2002                2001
                                                         ----                   ----                ----
                                                              ($ in thousands, except per share data)
Net loss - as reported............................     $ (27,129)            $ (33,936)         $   (48,465)
                                                       =========             =========          ===========
Net loss - pro forma..............................     $ (33,657)            $ (42,901)         $   (57,413)
                                                       =========             =========          ===========
Net loss per share - as reported..................     $   (0.49)            $   (0.62)         $     (1.13)
                                                       =========             =========          ===========
Net loss per share - proforma.....................     $   (0.60)            $   (0.78)         $     (1.34)
                                                       =========             =========          ===========

         Because options vest over several years and additional option grants are expected to be made in future years, the above pro forma results are not representative of the pro forma results for future years.

         The weighted average assumptions used for grants made in 2003, 2002 and 2001 are as follows:

                                                          Options granted during the
                                                            year ended December 31,
                                                -------------------------------------------
                                                  2003            2002              2001
                                                  ----            ----              ----
Risk-free interest rate.....................      2.74%            3.71%             4.38%
Expected option life........................    4 years          4 years          4 years
Dividend yield..............................      0.00%            0.00%             0.00%
Volatility..................................    101.00%          108.00%           120.00%

Comprehensive Income

           SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. iVillage has had no other comprehensive income items to report.

Recent Accounting Pronouncements

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risks and rewards of ownership. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. Based on iVillage's review of FIN 46, it does not believe it has any interests qualifying as variable interest entities and does not anticipate that the provisions of FIN 46 will have any near term impact on its financial position, cash flows or results of operations.

         In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Entities, or FIN 46R. FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity by a company that bears the majority of risk of loss from the variable entity's activities, is entitled to receive a majority of the variable interest entity's residual returns or both. The provisions of this interpretation are effective for iVillage beginning in the first quarter of fiscal 2004. iVillage's adoption of this interpretation is not expected to have a material impact on its financial position, cash flows or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. iVillage's adoption of SFAS 149 did not have a material impact on its financial position, cash flows or results of operations.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 2 - Significant Accounting Policies and Procedures (continued)

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. iVillage's adoption of SFAS 150 did not have a material impact on its financial position, cash flows or results of operations.

         In December 2003, the SEC issued Securities Accounting Bulletin, or SAB, No. 104, "Revenue Recognition", or SAB 104, which supercedes SAB No. 101, "Revenue Recognition in Financial Statements", or SAB 101. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", or EITF 00-21. Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers", or FAQ, issues with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. iVillage's adoption of SAB 104 was required immediately and did not have a material impact on its financial position, cash flows or results of operations.

Note 3 - Fixed Assets

         Fixed assets consist of the following:

                                                                                         December 31,
                                                                                 --------------------------
                                                                                   2003              2002
                                                                                   ----              ----
                                                                                      (in thousands)
Computer equipment......................................................        $ 16,365       $   16,971
Capitalized software....................................................           4,392            3,936
Hospital video equipment................................................           3,316            3,146
Leasehold improvements..................................................           6,013           15,157
Furniture and fixtures..................................................           2,594            3,560
Web site development costs..............................................           2,726            2,640
                                                                               ---------        ---------
                                                                                  35,406           45,410
Less, accumulated depreciation and amortization.........................         (28,137)         (28,253)
                                                                               ---------        ---------
                                                                               $    7,269       $   17,157
                                                                               ==========       ==========

                         iVILLAGE INC. AND SUBSIDIARIES

Note 3 - Fixed Assets - (Continued)

         Depreciation and amortization of fixed assets was approximately $3.8 million, $6.4 million and $7.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

         In the second quarter of 2003, iVillage abandoned a portion of its New York leased real estate. In connection with the abandonment, iVillage incurred an impairment of fixed assets related to the leasehold improvements, net of accumulated amortization, of approximately $4.9 million and furniture and fixtures, net of accumulated depreciation, of approximately $0.3 million. In the third quarter of 2003, iVillage completed its renegotiation of its lease agreement with the landlord of its New York leased real estate under which iVillage abandoned fixed assets related to leasehold improvements, net of accumulated amortization, of approximately $1.4 million and transferred to the landlord furniture and fixtures, net of accumulated depreciation, of approximately $0.1 million. These amounts were included in the consolidated statements of operations in the caption, "Lease restructuring charge and related impairment of fixed assets." (See Note 12 - Lease Restructuring Charge and Related Impairment of Fixed Assets).

         During the second quarter of 2003, iVillage restructured the business operations of Promotions.com (See Note 4 - Goodwill) resulting in an impairment of computer equipment, net of accumulated depreciation, of approximately $0.7 million. This amount is included in the consolidated statements of operations in the caption, "Impairment of goodwill, intangible assets and fixed assets."

Note 4 - Goodwill

         Effective January 1, 2002, iVillage adopted SFAS 142, which addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.

         Upon completion of the transitional impairment test in 2002, the fair value for Reporting unit - 2 did not exceed the reporting unit's carrying value and an impairment was recorded of approximately $9.2 million in the first quarter of 2002. Upon completion of the annual impairment test, the fair value of Reporting unit - 4 did not exceed the reporting unit's carrying amount and an impairment was recorded of approximately $1.0 million in the fourth quarter of 2002. In the second quarter of 2003, iVillage restructured the business operations of Reporting unit - 4 by outsourcing most of the operations of the Promotions.com business unit and by changing the Webstakes.com business model, and as a result, the fair value of Reporting unit - 4 did not exceed the reporting unit's carrying value and an impairment was recorded of approximately $2.6 million. This amount is included in the consolidated statements of operations in the caption, "Impairment of goodwill, intangible assets and fixed assets."

         In 2003, iVillage recorded an adjustment to purchase accounting for Reporting Unit 4 of approximately $0.3 million, primarily due to a change in value allocated from trademarks and domain names of approximately $0.2 million. (See Note 5 -Intangible Assets).

         In October 2003, iVillage acquired the remaining 19.9% of CBV (See Note 7 -Business Acquisitions and Dispositions - Cooperative Beauty Ventures, L.L.C.).

         In December 2003, iVillage completed the annual impairment test and no impairment was recognized.

         The following table sets forth the components of goodwill, net as of December 31, 2003 and December 31, 2002 (in thousands):

                                                                                       Adjustment to
                             December 31,                           Impairment           purchase         December 31,
                                2002            Acquisition           losses            accounting            2003
                             ------------       -----------         ----------          ----------        ------------

Reporting unit - 1            $18,770            $   314             $    --             $    --            $19,084
Reporting unit - 2              1,693                 --                  --                  --              1,693
Reporting unit - 3              1,803                 --                  --                  --              1,803
Reporting unit - 4              2,351                 --              (2,646)                295                 --
                              -------            -------             -------             -------            -------
                              $24,617            $   314             $(2,646)            $   295            $22,580
                              =======            =======             =======             =======            =======

Reporting unit - 1 includes the iVillage, Women.com Networks, Inc., Astrology.com and CBV entities.

Reporting unit - 2 includes IVPN, Lamaze Publishing and IVIP.
Reporting unit - 3 includes PAG.
Reporting unit - 4 includes Promotions.com consisting of the Promotions.com and Webstakes.com business units.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 5 - Intangible Assets

         iVillage reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS 144. During the second quarter of 2003, iVillage restructured the business operations of Reporting unit - 4 (See Note 4 - Goodwill), and as a result, the fair value was less than the carrying amount of certain intangible assets and an impairment was recorded of approximately $0.7 million. This amount is included in the consolidated statements of operations in the caption, "Impairment of goodwill, intangible assets and fixed assets."

         In July 2003, iVillage acquired the Web site, trademarks, key contracts and other related assets of gURL.com for an immaterial amount of cash. The purchase price was fully allocated to advertiser and members lists and customer contracts.

         In October 2003, iVillage acquired the remaining 19.9% of CBV (See Note 7 -Business Acquisitions and Dispositions - Cooperative Beauty Ventures, L.L.C.). In connection with this purchase, iVillage acquired intangible assets of advertiser and members lists and customer contracts and technology of approximately $0.1 million and $45,000, respectively.

         Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from one to ten years. The following table sets forth the components of the intangible assets subject to amortization for the years ended December 31, 2003 and December 31, 2002 (in thousands):


                                                                               December 31, 2003
                                 ---------------------------------------------------------------------------------------------------
                                     Range
                                      of         Gross                      Adjustment
                                    useful      carrying                    to purchase    Impairment     Accumulated
                                     life        amount     Acquisition     accounting       losses      amortization          Net
                                     ----        ------     -----------     ----------       ------      ------------          ---
Advertiser and member
   lists and customer
   contracts....................  2-10 years    $ 21,150        $ 295          $    -        $ (718)      $ (11,253)       $ 9,474
Trademarks and
   domain names.................     3 years       3,424            -            (197)            -          (2,775)           452
Licensing agreement.............    10 years       2,900            -               -             -          (1,265)         1,635
Technology......................     3 years         890           45               -             -            (507)           428
Non-competition
   Agreements...................     1 year          810            -               -             -            (810)             -
Content.........................     3 years         600            -               -             -            (600)             -
                                                 -------        -----          ------        ------       ---------       --------
                                                 $29,774        $ 340          $ (197)       $ (718)      $ (17,210)      $ 11,989
                                                 =======        =====          ======        ======       =========       ========

                                                  December 31, 2002
                                 -------------------------------------------------

                                        Gross
                                       carrying       Accumulated
                                        amount        amortization          Net
                                        ------        ------------          ---
Advertiser and member
   lists and customer
   contracts....................    $ 21,150           $ (7,803)        $ 13,347
Trademarks and
   domain names..............          3,424             (2,009)           1,415
Licensing agreement........            2,900               (975)           1,925
Technology...................            890               (210)             680
Non-competition
   Agreements.................           810               (810)               -
Content.........................         600               (600)               -
                                    --------           ---------        --------
                                    $ 29,774           $(12,407)        $ 17,367
                                    ========           =========        ========

         Amortization expense for the years ended December 31, 2003, 2002 and 2001 was approximately $4.8 million, $5.5 million and $16.6 million, respectively. Amortization expense related to goodwill was approximately $12.5 million for the year ended December 31, 2001. Excluding this amortization, adjusted net loss for 2001 was approximately $36.0 million and the basic and diluted net loss per share was $0.84.

         Estimated amortization expense for the years ending December 31, are as follows (in thousands):

                       2004....................................      $  3,494

                       2005....................................         2,007

                       2006....................................         1,842

                       2007....................................         1,760

                       2008....................................         1,760
                                                                    ---------
                                                                     $ 10,863
                                                                    =========
                         iVILLAGE INC. AND SUBSIDIARIES

Note 6 - Related-Party Transactions

America Online, Inc. (a division of Time Warner Inc. ("AOL"))

         AOL is a shareholder of iVillage with board of director representation. On December 31, 1998, iVillage entered into an interactive services agreement with AOL (the "1998 AOL Agreement"), which superseded a prior agreement. The 1998 AOL Agreement expired on December 31, 2000 and was extended until December 31, 2001 for a monthly fee of approximately $0.3 million.

         On February 20, 2000, iVillage entered into an interactive services agreement with AOL (the "Astrology AOL Agreement"). iVillage was obligated to pay AOL six quarterly installments of approximately $0.4 million commencing on September 6, 2000. The Astrology AOL Agreement expired on June 5, 2002.

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

         During 2003, iVillage signed six advertising agreements with AOL to promote various AOL products. Of these six agreements, five were completed as of December 31, 2003 and the remaining agreement is expected to be completed by January 2004. In consideration of these services, AOL paid iVillage approximately $0.4 million in 2003. At December 31, 2003 and 2002, approximately $0.1 million and no amount was due from AOL, respectively, and no amounts were owed to AOL, respectively.

         Included in the caption "Revenues" in the consolidated statements of operations is approximately $0.5 million from iVillage's AOL agreements for the year ended December 31, 2003. No revenues were recognized from AOL for the comparable periods in 2002 and 2001.

         Included in the caption "Sales and marketing" in the consolidated statements of operations is approximately $1.3 million and $4.6 million of expense from iVillage's AOL agreements for the year ended December 31, 2002 and 2001, respectively. No expense was recognized from AOL for the year ended December 31, 2003.

National Broadcasting Company, Inc.

         National Broadcasting Company, Inc. ("NBC") was a shareholder of iVillage. During 1998, as amended in March 1999, iVillage entered into a stock purchase agreement with NBC pursuant to which iVillage issued shares of Preferred Stock and warrants in exchange for a promissory note of approximately $15.5 million. The note, which bore interest at the rate of 5% per annum, was payable in twelve installments of approximately $1.4 million, payable quarterly, beginning April 1, 1999.

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

                         iVILLAGE INC. AND SUBSIDIARIES

Note 6 - Related-Party Transactions (continued)

         On February 22, 2002, iVillage amended its agreement with NBC, pursuant to which NBC released iVillage from its obligation to make the remaining approximately $4.6 million in cash payments and to place any additional advertising on NBC, in exchange for the purchase of approximately $1.3 million in telecast spots in February 2002 by iVillage and the forfeiture of its right to the remaining approximately $4.1 million in advertising that iVillage had prepaid. The approximately $4.1 million charge is included in the caption "Termination of NBC advertising contract" in the consolidated statement of operations for the year ended December 31, 2002.

Hearst Communications, Inc.

         As of December 31, 2003, Hearst owned approximately 29% of iVillage's outstanding common stock.

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

         The warrants for common stock were not exercisable unless at the time of exercise the average closing price of iVillage's common stock exceeds $3.75 for 15 consecutive trading days. (See Note 16 - Subsequent Events).

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

         As part of the acquisition of Women.com, iVillage assumed an amended and restated magazine content license and hosting agreement with Hearst. Under this agreement, and as further amended by iVillage and Hearst on June 18, 2001 and in April 2002, iVillage will provide production and hosting services for certain Web sites affiliated with selected Hearst magazines. In consideration for these services, Hearst agreed to:

         o pay iVillage approximately $10.2 million for production services during the three-year term of the agreement (approximately $4.5 million in year one, $2.8 million in year two and $2.9 million in year three);

                         iVILLAGE INC. AND SUBSIDIARIES

Note 6 - Related-Party Transactions (continued)

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

         The agreement also provides for revenue sharing between iVillage and Hearst with respect to advertising revenues obtained by iVillage from the Hearst magazine Web sites and other Web sites of iVillage containing substantial Hearst content. This revenue sharing arrangement requires that iVillage pay Hearst a royalty payment, based on net advertising revenues, of at least $3.9 million during the three-year term of the agreement. This amount would be reduced on a pro rata basis if Hearst failed to expend at least $5.0 million in production fees in any year of the agreement.

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

         In December 2003, iVillage signed a Web site services agreement in which Hearst will pay approximately $1.9 million for maintenance and hosting services for three teen sites: Seventeen.com, CosmoGirl.com and Teen.com. The agreement terminates in December 2005. Additionally, iVillage, from time to time, has provided other production services outside the scope of the Magazine Content License and Hosting Agreement at negotiated rates.

         As part of the acquisition of Women.com, iVillage acquired approximately $4.9 million of prepaid print advertising in certain Hearst magazines. For the year ended December 31, 2003, iVillage recognized approximately $0.4 million of non-cash print advertising expense and expired credits from this advertising. For the comparable period in 2002, iVillage recognized approximately $2.7 million of non-cash print advertising expenses. As of December 31, 2003 and 2002, included in the caption "Other current assets" in the consolidated balance sheets is no amount and approximately $0.4 million of prepaid Hearst print advertising, respectively.

         Revenues, net of royalty payments, from Hearst, for the years ended December 31, 2003, 2002 and 2001 were approximately $6.3 million, $6.4 million and $4.3 million, respectively. As of December 31, 2003, iVillage recorded a net receivable of approximately $1.3 million from this stockholder. As of December 31, 2002, iVillage recorded a net payable of approximately $7,000 to this stockholder.

Stockholder Note Receivable

         In June 1998, iVillage accepted a non-recourse promissory note in the principal amount of $0.5 million (the "Note") from its then chief executive officer ("Former CEO"). The Note is collateralized by 20,000 shares of iVillage's common stock owned by the Former CEO and are held by iVillage. Interest was payable annually on December 31 of each year, commencing December 31, 1998, at the rate of 5.58%. During 2000, the maturity date of the outstanding principal balance on the Note was extended to December 31, 2002, from the initial maturity date of June 5, 2001.

         In December 2002, the maturity date of the outstanding principal balance of the Note was extended to December 31, 2004, from the previous amended maturity date of December 31, 2002. In December 2002, iVillage provided for a reserve against the Note of approximately $0.4 million to reflect its approximate realizable value. The note is recorded as a stockholder note receivable and classified as a reduction of equity. Payments received in 2003, 2002 and 2001 for interest totaled $21,000, $27,900 and approximately $0.1 million, respectively.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 6 - Related-Party Transactions (continued)

         In October 2000, as amended in April 2001, iVillage entered into an agreement with the Former CEO, to provide that she would resign as a member of iVillage's board of directors but would remain an iVillage employee available for special projects at the request of iVillage's current Chief Executive Officer and board of directors through December 31, 2002.

In Note 6 - Related-Party Transactions (continued)

consideration, the Former CEO received a one-time lump sum cash payment of $1,327,900 (less an interest payment of $27,900 on the Note to iVillage) in lieu of the salary, bonus and other payments set forth in her October 2000 agreement with iVillage and received a monthly salary of $3,758 in 2001 and $3,190 in 2002 (each were less set-offs for interest payments on the Note). iVillage's obligation to pay the Former CEO's salary terminated on December 31, 2002.

Note 7 - Business Acquisitions and Dispositions

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

         In March 2001, iVillage purchased 30.1% of CBV d/b/a Substance.com (the "venture") from Unilever for $1.5 million increasing its ownership to 80.1%. The difference between the purchase price and the fair value of the 30.1% acquired of approximately $1.5 million was recorded as goodwill.

         As a result of the purchase transaction described above, iVillage gained operational control of the venture and the venture has been consolidated within iVillage's financial statements beginning in March 2001. Prior to consolidation, the venture was accounted for under the equity method of accounting and iVillage recognized losses from the joint venture of approximately $0.1 million for 2001.

         In October 2003, iVillage purchased the remaining 19.9% ownership interest of CBV from Unilever for approximately $0.7 million, resulting in such entity being wholly-owned by iVillage. The aggregate purchase price consisted of approximately $0.2 million in cash and 200,000 shares of iVillage's common stock. (See Note 14 - Capital Stock -Treasury Stock). The difference in the purchase price of the 19.9% and the net assets acquired of approximately $0.5 million was allocated to goodwill and intangible assets of advertiser and member lists and customer contracts and technology. (See Note 4 - Goodwill and Note 5 - Intangible Assets).

Women.com Networks, Inc.

         On June 18, 2001, iVillage acquired all of the outstanding stock of Women.com, the operator of a leading women's online destination. The aggregate purchase price paid was approximately $33.1 million consisting of approximately $3.2 million in cash (inclusive of closing costs) and 15,519,838 shares of iVillage's common stock. The difference between the purchase price and the fair value of the acquired net assets of Women.com of approximately $20.7 million was recorded as goodwill.

         The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

     Working capital.........................................................     $  3,136
     Fixed assets............................................................        1,456
     Customer contracts and related customer relationships...................        4,910
     Trademarks and domain names.............................................        2,000
     Non-competition agreements..............................................          810
     Goodwill................................................................       20,773
                                                                                  --------
                                                                                  $ 33,085
                                                                                  ========

                         iVILLAGE INC. AND SUBSIDIARIES

Note 7 - Business Acquisitions and Dispositions (continued)

Public Affairs Group, Inc.

         On July 16, 2001, iVillage acquired control of PAG, a comprehensive source of information and program linkage that serves as an international platform for diversity and women offering an extensive database of women's organizations, best practices and guidance in the areas of workplace diversity, women and corporate communications to subscribing companies and members. The purchase price was approximately $0.6 million. The difference between the purchase price and the fair value of the acquired net assets of PAG of approximately $1.8 million was recorded as goodwill. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

     Working capital......................................................        $   (1,167)
     Goodwill.............................................................             1,803
                                                                                  ----------
                                                                                  $      636
                                                                                  ==========

Promotions.com, Inc.

         On April 18, 2002, iVillage acquired 82.3% of the outstanding shares of common stock of Promotions.com, a promotion and direct marketing company. On May 24, 2002, iVillage acquired the remaining outstanding shares of Promotions.com common stock through a second-step merger. The aggregate purchase price paid was approximately $15.2 million, consisting of approximately $11.1 million of cash (inclusive of closing costs) and 1,587,191 shares of iVillage's common stock. The $11.1 million of cash included approximately $10.2 million of cash, which represented the net cash on the balance sheet of Promotions.com. The difference between the purchase price and the fair value of the acquired net assets of Promotions.com of approximately $3.0 million was recorded as goodwill. (See Note 4 - Goodwill and Note 5 - Intangible Assets).

         The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

     Working capital......................................................        $   8,103
     Fixed assets.........................................................            1,196
     Customer contracts and member list...................................            1,540
     Technology...........................................................              890
     Trademarks and domain names..........................................              477
     Goodwill.............................................................            2,995
                                                                                  ---------
                                                                                  $  15,201
                                                                                  =========

         The accompanying unaudited pro forma information for 2002 and 2001 represents consolidated results of operations for iVillage as if the acquisitions of Women.com and Promotions.com had been consummated on January 1, 2001. The acquisition of PAG and the additional interest purchases in CBV would not have had a material impact on the pro forma information. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of iVillage.

                                                2002            2001
                                         ----------------------------------
                                        (in thousands, except per share data)

     Revenues........................    $  61,014         $  81,453
     Loss from operations............    $ (27,477)        $ (89,423)
     Net loss........................    $ (36,150)        $ (86,807)
     Net loss per share..............    $   (0.65)        $   (1.55)

         During the fourth quarter of 2003, iVillage received a negotiated settlement concerning disputed amounts from the owners of a prior business acquisition of approximately $0.5 million. This amount is included in the consolidated financial statements of operations, in the caption, "Other income (expense), net."

                         iVILLAGE INC. AND SUBSIDIARIES

Note 8 - Detail of Certain Balance Sheet Accounts

                                                                             2003          2002
                                                                           -------     ----------
                                                                               (in thousands)
Other current assets:
           Prepaid expenses, other......................................  $  1,762      $  1,700
           Prepaid publication costs....................................     1,440         1,716
           Prepaid advertising..........................................       206           874
           Due from affiliate...........................................        49           106
           Reimbursement from landlord..................................         -         1,262
           Other........................................................        63           302
                                                                          --------      --------
                                                                          $  3,520      $  5,960
                                                                          ========      ========

Accounts payable and accrued expenses:
           Accounts payable.............................................  $  2,927      $  2,969
           Sales commissions, payroll, bonus and related benefits.......     2,971         1,385
           Professional fees............................................       768           718
           Third party service providers................................       448           165
           Advertising expenses.........................................       224           316
           Corporate and real estate taxes..............................        99           906
           Accrued rent and other facility costs........................        23           634
           Other........................................................     2,981         3,226
                                                                        ----------      ---------
                                                                          $ 10,441      $ 10,319
                                                                          ========      ========

Note 9 - Deferred Gain on Sale of Joint Venture Interest

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

         All monies received by iVillage under the license agreement is classified as other income and is included in the consolidated statements of operations as a gain on sale of joint venture interest. iVillage will receive a minimum of $0.8 million in year one of the license agreement, which will be earned monthly as services are provided. As of December 31, 2003, iVillage has received approximately $0.7 million.

Note 10 - Discontinued Operations

         As of December 31, 2003 and 2002, included in the caption "Other current liabilities" in the consolidated balance sheets is approximately $0.1 million of current liabilities of discontinued operations.

Note 11 - Stock Option Plans

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

                         iVILLAGE INC. AND SUBSIDIARIES

Note 11 - Stock Option Plans (continued)

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

         As of December 31, 2003, there were no shares available for future grants under the ESOP.

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

         As of December 31, 2003, 10 shares were available for future grants under the ASOP.

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

         The exercise price of all of the options under the 1999 ESOP ranges from $0.57-$96.75, and is determined based upon the fair market value of iVillage's common stock on the date of grant. Generally, the options vest 25% after one year, 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 5-10 years from the date of grant.

         As of December 31, 2003, there were 74,964 shares available for future grants under the 1999 ESOP.

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

                         iVILLAGE INC. AND SUBSIDIARIES

Note 11 - Stock Option Plans (continued)

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

         As of December 31, 2003, there were 47,971 shares available for future grants under the 1999 ASOP.

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

As of December 31, 2003, there were 910,722 shares available for future grants under the NQSOP.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 11 - Stock Option Plans (continued)

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

         The exercise price of all of the options under the DOP ranges from $1.07 to $25.38, and is determined based upon the fair market value of iVillage's common stock on the date of grant. Generally, the options vest 25% on each anniversary of the grant date and expire 10 years from the date of grant.

         As of December 31, 2003, 112,925 shares were available for future grants under the DOP.

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

         The exercise price of all of the options under the 2001 NQSOP ranges from $0.61 to $2.90, and is determined based upon the fair market value of iVillage's common stock on the date of grant. The options vest 25% after one year, and then 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 10 years from the date of grant.

         As of December 31, 2003, there were no shares available for future grants under the 2001 NQSOP.

         A summary of the status and activity of all of iVillage's stock option plans is as follows:

                                                                                Weighted
                                                                            Average Exercise
                                                              Options        Price Per Share
                                                            ----------      ----------------
Outstanding, January 1, 2001..........................       6,420,224          $  12.53
Granted...............................................       7,274,270          $   1.26
Exercised.............................................          (5,046)         $   0.57
Expired/Canceled......................................      (2,111,662)         $  11.03
                                                            ----------          --------

Outstanding, December 31, 2001........................      11,577,786          $   5.34
Granted...............................................       1,395,587          $   1.55
Exercised.............................................        (587,529)         $   1.26
Expired/Canceled......................................      (1,700,099)         $   7.38
                                                            ----------          --------

Outstanding, December 31, 2002........................      10,685,745          $   4.74
Granted...............................................       2,110,300          $   2.36
Exercised.............................................        (685,188)         $   1.28
Expired/Canceled......................................      (1,774,979)         $   6.82
                                                            ----------          --------

Outstanding, December 31, 2003........................      10,335,878          $   4.20
                                                            ==========          ========

Options exercisable at December 31, 2001..............       4,254,014          $   7.67
                                                            ==========          ========

Options exercisable at December 31, 2002..............       5,588,353          $   6.24
                                                            ==========          ========

Options exercisable at December 31, 2003..............       6,481,486          $   5.51
                                                            ==========          ========

                         iVILLAGE INC. AND SUBSIDIARIES

Note 11 - Stock Option Plans (continued)

Information about stock options outstanding as of December 31, 2003 is as follows:

                                                     Options Outstanding                    Options Exercisable
                                           ---------------------------------------     -----------------------------
                                                           Weighted
                                                            Average       Weighted                      Weighted
                                             Number        Remaining       Average       Number          Average
                                           Outstanding    Contractual     Exercise     Exercisable      Exercise
Actual Range of Exercise Prices            at 12/31/03        Life         Price       at 12/31/03        Price
-------------------------------            -----------    -----------     --------     -----------      --------
$0.50  -   $0.75......................       226,500          7.70       $    0.62         53,374       $    0.60
$0.78  -   $1.16......................       596,998          8.10       $    1.08        244,672       $    1.08
$1.19  -   $1.78......................     4,943,657          5.80       $    1.29      3,734,823       $    1.31
$1.81  -   $2.70......................       799,395          8.00       $    1.94        147,150       $    2.09
$2.74  -   $3.50......................     1,626,050          8.40       $    2.84        228,750       $    3.44
$5.00  -   $7.50......................     1,159,167          3.40       $    5.96      1,113,317       $    5.90
$7.69  -   $9.45......................       116,838          3.10       $    8.20        105,879       $    8.24
$15.41 -  $22.19......................       223,848          3.10       $   17.68        210,096       $   17.68
$23.69 -  $33.56......................       528,891          3.60       $   25.17        528,891       $   25.17
$35.94 -  $44.25......................       108,400          2.60       $   41.29        108,400       $   41.29
$55.25 -  $72.94......................         4,134          2.40       $   67.16          4,134       $   67.16
$96.75 -  $96.75......................         2,000          0.10       $   96.75          2,000       $   96.75
----------------                          ----------          ----       ---------      ---------       ---------
$0.50 -   $96.75......................    10,335,878          6.00       $    4.20      6,481,486       $    5.51
                                          ==========          ====       =========      =========       =========

1999 Employee Stock Purchase Plan

         We adopted the 1999 ESPP in December 1998, and reserved 83,333 shares of our common stock for issuance thereunder. As of December 31, 2003, however, no shares have been issued under the 1999 ESPP. The 1999 ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, or the Code, is administered by our board of directors or by our compensation committee. Under the 1999 ESPP, we may withhold a specified percentage (not to exceed 15%) of each salary payment to participating employees over certain offering periods. Any employee who is employed for at least 20 hours per week for at least five consecutive months in a calendar year, with or by us or by one of our majority-owned subsidiaries, is eligible to participate in the 1999 ESPP. Unless the board of directors or the compensation committee determines otherwise, each offering period runs for 24 months and is divided into four consecutive purchase periods of approximately six months.

         The price at which our common stock may be purchased under the 1999 ESPP is equal to 85% of the fair market value of our common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. Participants may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. The maximum number of shares that a participant may purchase on the last day of any offering period is determined by dividing the payroll deductions accumulated during the purchase period by the purchase price. However, no person may purchase shares under the 1999 ESPP to the extent such person would own 5% or more of the total combined value or voting power of all classes of our capital stock or of any of our subsidiaries, or to the extent that such person's rights to purchase stock under all employee stock purchase plans would accrue at a rate that exceeds $25,000 worth of stock for any calendar year. The board of directors may amend the 1999 ESPP at any time. The 1999 ESPP will terminate in December 2009, unless terminated earlier in accordance with its provisions.

401(k) Plan

         iVillage offers its eligible employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of
Section 401(k) of the Internal Revenue Code. Each employee is eligible to contribute, on a tax-deferred basis, a portion of annual earnings not to exceed certain federal income tax limitations. iVillage may contribute at iVillage's discretion, a percentage of the participant's pre-tax contribution. Additionally, iVillage may elect to make a profit-sharing contribution, at its discretion. No contributions were made by iVillage for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 12 - Lease Restructuring Charge and Related Impairment of Fixed Assets

         In the second quarter of 2003, iVillage abandoned a significant portion of its New York leased real estate. As a result, iVillage incurred a lease restructuring charge of approximately $0.6 million. In addition, iVillage wrote off fixed assets of approximately $5.2 million that were impaired with the abandonment of the leased space (See Note 3 - Fixed Assets) and reduced the liability for deferred rent, associated with the abandoned leased space, by approximately $1.8 million.

         In July 2003, iVillage entered into a lease amendment with the landlord of its New York headquarters that became effective on August 15, 2003. The lease amendment provides for a reduction in leased space, as well as a reduction in rent per square foot. In connection with the lease amendment, iVillage surrendered the approximately $8.5 million classified as restricted cash to the landlord, resulting in a lease restructuring charge of approximately $4.7 million and prepaid rent of $3.7 million, which will be amortized over the remaining life of the lease. In addition, iVillage wrote off fixed assets of approximately $1.5 million that were transferred to the landlord (See Note 3 - Fixed Assets), reduced the liability for deferred rent, associated with the reduction in leased space, by approximately $0.6 million and reversed the remaining lease restructuring liability of approximately $0.6 million. These amounts are included in the consolidated statements of operations in the caption, "Lease restructuring charge and related impairment of fixed assets".

                         iVILLAGE INC. AND SUBSIDIARIES

Note 13 - Commitments and Contingencies

Leases

         iVillage leases office and equipment, under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of December 31, 2003 for the next five years:

          Year ending December 31:                                           (in thousands)
          ------------------------                                           --------------
           2004............................................................       $   2,107
           2005............................................................           1,994
           2006............................................................           1,733
           2007............................................................           1,475
           2008............................................................           1,470
           Thereafter......................................................           7,350
                                                                                  ----------
                                                                                  $  16,129
                                                                                  =========

         Rent expense from operations was approximately $3.0 million, $3.3 million and $5.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. iVillage recognizes rent expense associated with its New York office on a straight-line basis.

         In addition, in the ordinary course of business, we enter into agreements with various service providers for ad serving, satellite transmissions and license/content arrangements.

Technology

         Upon the expiration of the contract related to the satellite technology used by iVillage Parenting Network, Inc. to transmit its television channels, or in the event of an unforeseen earlier interruption of such technological service, iVillage would need to either renegotiate a new contract, find another satellite provider, and/or invest in alternative technology to distribute this service.

Litigation

         In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2003 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to iVillage from matters described would not be material to the consolidated financial statements.

         Several plaintiffs have filed class action lawsuits in federal court against iVillage, several of its present and former executives, and its underwriters in connection with its March 1999 initial public offering. A similar class action lawsuit was filed against Women.com, several of its former executives and its underwriters in connection with Women.com's October 1999 initial public offering. The complaints generally assert claims under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and rules promulgated by the Securities and Exchange Commission (the "SEC"). The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys' fees.

         In February 2003, the defendants' motion to dismiss certain of the plaintiffs' claims was granted in part, but, for the most part, denied. In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants, the issuer officers and directors named as defendants, and the issuers' insurance companies. The proposed settlement generally provides that the issuer defendants and related individual defendants will be released from the litigation without any liability other than certain expenses incurred to date in connection with the litigation, the issuer defendants' insurers will guarantee $1.0 billion in recoveries by plaintiff class members, the issuer defendants will assign certain claims against the underwriter defendants to the plaintiff class members, and the issuer defendants will have the opportunity to recover certain litigation-related expenses if the plaintiffs recover more than $5.0 billion from the underwriter defendants. The respective boards of directors of iVillage and Women.com each approved the proposed settlement in July 2003. The proposed settlement is now subject to approval by the other involved parties as well as to the final approval of the court. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

         In June 2001, Euregio.net commenced an action in Belgium against Women.com claiming damages in excess of 1 million Euros in connection with certain alleged copyright infringements. Despite Women.com's arguments challenging the jurisdiction of the Belgian court, the alleged infringements and the amount of damages, in January 2003 a Belgian court issued a judgment against Women.com in the amount of approximately 850,000 Euros (approximately $1.1 million based on the Euro exchange rate as of December 31, 2003). Women.com has been advised by outside legal counsel that Euregio.net would have to commence legal proceedings in the United States to enforce this judgment. Women.com has appealed this judgment in the Belgian courts and will also oppose any effort by the plaintiffs to enforce this judgment in the United States court system. iVillage, with the advice of outside legal counsel, believes that the lawsuits and claims asserted against iVillage and Women.com pursuant to these complaints are without merit and intends to vigorously defend against these claims. iVillage does not believe that any of these legal proceedings will have a material adverse effect on iVillage's business, financial condition, results of operations and liquidity.

Off-Balance Sheet Arrangements

         In the ordinary course of business, iVillage enters into agreements that contingently require it to indemnify counterparties against third-party claims. These may include: agreements with advertisers and sponsors, under which iVillage may indemnify them against claims arising from their use of iVillage's products or services; agreements with customers, under which iVillage may indemnify them against claims arising from their use of iVillage's products or services; real estate and equipment leases, under which iVillage may indemnify lessors against third-party claims relating to use of their property; agreements with licensees or licensors, under which iVillage may indemnify the licensee or licensor against claims arising from their use of iVillage's intellectual property or iVilage's use of their intellectual property; and agreements with initial purchasers and underwriters of our securities, under which iVillage indemnifies them against claims relating to their participation in the transactions.

         The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because iVillage is unable to estimate its potential obligation, and because management does not expect these indemnifications to have a material adverse effect on iVillage's consolidated financial position, results of operations or cash flows, no related liabilities are recorded as of December 31, 2003. iVillage holds insurance policies that mitigate potential losses arising from certain indemnifications and, historically, iVillage has not incurred significant costs related to performance under these obligations.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 14 - Capital Stock

Warrants

         As of December 31, 2003, 2002 and 2001, there are outstanding warrants to purchase shares of iVillage common stock of 2,105,282, 2,105,282 and 2,437,878, respectively, with a weighted average exercise price of $0.05, $0.05 and $2.22 per share, respectively. No warrants expired during 2003. During 2002 and 2001, respectively, 337,878 and 607,658 warrants with a weighted average exercise price of $15.96 and $11.73 expired. (See Note 16 - Subsequent Events).

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

         On October 1, 2001, iVillage announced a buyback of its common stock from Capital Guardian Trust Company, a stockholder of iVillage, and iVillage purchased, off market, approximately 1,000,000 shares and iVillage's Chairman and Chief Executive Officer and certain Company officers and directors purchased in aggregate approximately 750,000 additional shares, all at a market discount. The cost of the buyback for iVillage was approximately $0.4 million.

         In October 2003, 200,000 shares of iVillage's treasury stock were issued for the purchase of the remaining 19.9% ownership interest of CBV. (See
Note 7 - Business Acquisitions and Dispositions - Cooperative Beauty Ventures, L.L.C.).

Note 15 - Income Taxes

         The components of the net deferred tax asset as of December 31, 2003 and 2002 consists of the following:

                                                                      2003              2002
                                                                   ---------         ---------
                                                                          (in thousands)
Operating loss carryforward....................................    $ 123,881         $ 98,262
Depreciation and amortization..................................        5,233            4,485
Unearned compensation..........................................        1,065            1,074
Bad debt allowance and reserves................................          739              598
Other..........................................................          840              685
                                                                   ---------         --------
Net deferred tax asset.........................................      131,758          105,104
Less, valuation allowance......................................     (131,758)        (105,104)
                                                                   ---------         --------
           Deferred tax asset..................................    $      -          $      -
                                                                   =========         ========

         The difference between iVillage's U.S. federal statutory rate of 34%, as well as its state and local rate, net of a federal benefit, of 7%, when compared to the effective rate is principally comprised of the valuation allowance.

         As of December 31, 2003, iVillage has a net operating loss carryforward for federal income tax purposes of approximately $302.2 million, which begin to expire in 2010. Substantial changes in iVillage's ownership have occurred which may result in annual limitations on the amount of carryforwards which can be realized in future periods. The net deferred tax asset has been fully reserved due to the uncertainty of iVillage's ability to realize this asset in the future. To the extent that deferred tax assets created as a result of iVillage acquisitions reverse in future periods, the benefit of the reversal will be recorded as goodwill.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 15 - Income Taxes (Continued)

         iVillage is subject to various state and local taxes. State and local tax expense was approximately $0.4 million, $0.2 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 16 - Subsequent Events

         On January 14, 2004, Hearst exercised a warrant it received in connection with a securities purchase agreement related to iVillage's acquisition of Women.com and purchased 2,065,695 shares of common stock for $0.01 per share. Pursuant to its terms, the warrant became exercisable when the average closing price of our common stock had exceeded $3.75 for 15 consecutive trading days prior to January 14, 2004, entitling Hearst to purchase each share for $0.01. (See Note 6 -- Related Party Transactions -- Hearst.)

         During February 2004, an aggregate of 29,449 shares of common stock were issued to our existing investors in exchange for warrants they had acquired in connection with a securities purchase agreement related to our acquisition of Women.com. The remaining 4,856 warrants acquired in connection with our acquisition of Women.com went unexercised and expired on February 18, 2004.

                         iVILLAGE INC. AND SUBSIDIARIES

Note 17 -Quarterly Results of Operations (unaudited)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002:

                                                         March 31            June 30          September 30        December 31
                                                         --------            -------          ------------        -----------
                                                                              (in thousands, except per share data)
2003
Revenue..............................................   $  12,592           $  13,204           $ 13,562           $15,863
                                                        =========           =========           ========           =======
Net (loss) income....................................   $  (6,136)          $ (12,059)          $ (9,266)          $   332
                                                        =========           =========           ========           =======
Basic and diluted net loss (income) per share.......    $   (0.11)          $   (0.22)          $  (0.17)          $  0.01
                                                        =========           =========           ========           =======

                                                         March 31            June 30          September 30        December 31
                                                         --------            -------          ------------        -----------
                                                                              (in thousands, except per share data)
2002
Revenue..............................................   $  15,067           $  16,072           $ 14,629           $13,655
                                                        =========           =========           ========           =======
Net loss before cumulative effect of change in
   accounting principle..............................   $  (8,715)          $  (3,604)          $ (4,968)          $(7,468)
                                                        =========           =========           ========            =======
Cumulative effect of change in accounting principle...  $  (9,181)          $       -           $      -           $     -
                                                        =========           =========           ========           =======
Net loss.............................................   $ (17,896)          $  (3,604)          $ (4,968)          $(7,468)
                                                        =========           =========           ========           =======
Basic and diluted net loss per share before
   cumulative effect of change in accounting
   principle.........................................   $   (0.16)          $   (0.07)          $  (0.09)          $ (0.13)
                                                        =========           =========           ========           =======
Basic and diluted net loss per share from
   cumulative effect of change in accounting
   principle.........................................   $   (0.18)          $       -           $      -           $     -
                                                        =========           =========           ========           =======
Basic and diluted net loss per share.................   $   (0.34)          $   (0.07)          $  (0.09)          $ (0.13)
                                                        =========           =========           ========           =======

                                                                      Schedule I

                         iVILLAGE INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                                                Column A       Column B          Column C      Column D        Column E
                                                --------       --------          --------      --------        --------
                                                                        Additions
                                                              ---------------------------
                                               Balance at     Charged to        Charged
                                               Beginning       Costs and        to Other                     Balance at End
                                               of Period       Expenses         Accounts      Deductions       of Period
                                               ---------       --------         --------      ----------       ---------
                                                                             (in thousands)
For the year ended December 31, 2001:
   Provision for doubtful accounts........      $   1,007       $    -           $  1,630 (1)   $   351(2)       $ 2,286
                                                =========       ======           ========       =======          =======
For the year ended December 31, 2002:
   Provision for doubtful accounts........      $   2,286       $  552           $   (443)(1)   $ 1,085(2)       $ 1,310
                                                =========       ======           ========       =======          =======
For the year ended December 31, 2003:
   Provision for doubtful accounts........      $   1,310       $  258           $     78 (3)   $   512(2)       $ 1,134
                                                =========       ======           ========       =======          =======


(1) Increase (decrease) in allowance for doubtful accounts in connection with valuation of receivables from the acquisitions of Women.com and Promotions.com.
(2) Doubtful accounts written off, net of cash received.
(3) Doubtful accounts written off against revenue.

         All other schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the consolidated financial statements or the notes thereto.

                                  EXHIBIT INDEX

         Exhibit
         Number      Description
         ------      -----------

         3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2001, File No. 000-25469, filed on November 14, 2001).

         3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2001, File No. 000-25469, filed on August 14, 2001).

         4.1 Form of Registrant's common stock certificate (incorporated by reference from Exhibit 4.1 to Registration Statement
                     File No. 333-68749, filed March 12,   1999).

         10.1 Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No. 333-68749, filed on February 24,
                     1999).

         10.2 1995 Amended and Restated Employee Stock Option Plan, as amended, of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, File No. 333-86999, filed on September 13, 1999).

         10.3 1997 Amended and Restated Acquisition Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, File No. 333-68749, filed on December 11, 1998).

         10.4 Amended and Restated 1999 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, File No. 333-31988, filed on March 8, 2000).

         10.5 1999 Director Option Plan of the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 333-85437, filed on August 17, 1999).

         10.6 1999 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, File No. 333-85437, filed on August 17, 1999).

         10.7 1999 Acquisition Stock Option Plan, as amended, of the Registrant (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 File No. 333-86999, filed on September 13, 1999).

         10.8 Amended and Restated 1999 Non-Qualified Stock Option Plan, as amended by Amendment Number 2 (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4, File No. 333-84532, filed on March 19, 2002).

         10.9 Amended 2001 Non-Qualified Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2002, File No. 000-25469, filed on August 14, 2002).

         10.10 Form of Non-Competition, Non-Disclosure and Assignment of Inventions Agreement dated September 9, 1995, and Amendment dated May 6, 1996, between the Registrant and Nancy Evans (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, File No. 333-68749, filed on December 11, 1998).

         10.11 Lease, dated March 14, 2000, between 500-512 Seventh Avenue Limited Partnership and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the period ended March 31, 2000, File No. 000-25469, filed on May 15, 2000).

         10.12 First Amendment to Lease, dated as of June 7, 2000, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469, filed on November 14, 2000).

         10.13 Second Amendment to Lease, dated January 10, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form S-4, File No. 333-56150, filed on February 23, 2001).

         10.14 Third Amendment to Lease, dated October 17, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2001, File No. 000-25469, filed on November 14, 2001).

         10.15 Fourth Amendment to Lease, dated December 3, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-4, File No. 333-84532, filed on March 19, 2002).

         10.16 Fifth Amendment to Lease, dated June 30, 2003, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2003, File No. 000-25469, filed on August 14, 2003).

         10.17 Letter Agreement, dated December 23, 2002, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 2002, File No. 000-25469, filed on March 31, 2003).

         10.18 License Agreement, dated as of September 8, 2000, among Lamaze International, Inc., Lamaze Publishing Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469, filed on November 14, 2000).

         10.19 Amendment to License Agreement, dated as of January 1, 2003, among Lamaze International, Inc., Lamaze Publishing Company and the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K Annual Report for the year ended December 31, 2002, File No. 000-25469, filed March 31, 2003).

         10.20       Employment Agreement, dated May 30, 2003, between Douglas
                     W. McCormick and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2003, File No. 000-25469, filed on August 14, 2003).

         10.21 Amended and Restated Securities Purchase Agreement, dated as of February 22, 2001, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit
                     10.32 to the Registrant's Registration Statement on Form S-4, File No. 333-56150, filed on February 23, 2001).

         10.22 Amended and Restated Stockholder Agreement, dated as of June 20, 2001, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit
                     10.26 to the Registrant's Registration Statement on Form S-4, File No. 333-84532, filed on March 19, 2002).

         10.23 Amended and Restated Magazine Content License and Hosting Agreement, dated January 29, 2001, between Hearst Communications, Inc. and Women.com Networks, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-4, File No. 333-84532, filed on March 19, 2002).

         10.24 Form of Amendment Number Two to Amended and Restated Magazine Content License and Hosting Agreement (incorporated by reference to Exhibit 10.35 to the Registrant's Registration Statement on Form S-4, File No. 333-56150, filed on February 23, 2001).

         10.25 Amendment Number Three to Amended and Restated Magazine Content License and Hosting Agreement, dated as of April 5, 2002, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit 10.34 to the Registrant's Registration Statement on Form S-4, File No. 333-84532, filed on April 8, 2002).

         10.26 Website Services Agreement, dated as of December 19, 2003, between the Registrant and Hearst Communications, Inc.

         10.27 Promissory Note, dated June 5, 1998, in the amount of $500,000 between Candice Carpenter and the Registrant (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1, File No. 333-68749, filed on December 11, 1998).

         10.28 Amendment No. 1 to Promissory Note, dated as of April 1, 2001, between Candice Carpenter and the Registrant (incorporated by reference to Exhibit 10.22.1 to Registrant's Form 10-K Annual Report for the year ended December 31, 2000, File No. 000-25469, filed on April 2,
                     2001).

         10.29 Amendment No. 2 to Promissory Note, dated as of December 19, 2002, between the Registrant and Candice Carpenter (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K Annual Report for the year ended December 31, 2002, File No. 000-25469, filed on March 31,
                     2003).

         10.30 Form of Severance Agreement between the Registrant and certain executive officers of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-K Annual Report for the year ended December 31, 2002, File No. 000-25469, filed on March 31, 2003).

         10.31 Separation Agreement, dated July 22, 2003, from the Registrant to Nancy Evans (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q Quarterly Report, File No.
                     000-25469, filed on August 14, 2003)

         21          Subsidiaries of the Registrant.

         23.1        Consent of PricewaterhouseCoopers LLP.

         31.1 Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         312 Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         32.1 Certification of the Principal Executive Officer and Principal Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1        Code of Business Conduct and Ethics

         99.2        Code of Ethics for Senior Executive Officers