Form 10-Q
period 2004-03-31
IVILLAGE INC
filed 2004-05-14
CIK 1074767

Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-25469

iVillage Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3845162
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

500 Seventh Avenue, New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)

(212) 600-6000
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   No

As of May 10, 2004, the registrant had outstanding 58,971,439 shares of common stock.

iVillage Inc.
Form 10-Q
For the Quarter ended March 31, 2004

TRADEMARKS

iVillage®, iVillage.com®, gURL.com®, Newborn Channel®, WebStakes.com®, iVillage Consulting®, iVillage Solutions® and iVillageAccess® are registered trademarks of iVillage Inc. The stylized iVillage logo, “the Internet for Women”, Astrology.com, Baby Steps, Public Affairs Group, Inc., Business Women’s Network, Business Women’s Network Government, Diversity Best Practices, Best Practices In Corporate Communications and Promotions.com are trademarks of iVillage Inc. All other brand names, trademarks or service marks referred to in this report are the property of their owners.

Back to Index

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
iVillage Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	March 31, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$16,365	$15,823
Accounts receivable, less allowance for doubtful accounts of $1,134 as of March 31, 2004 and December 31, 2003, respectively	6,617	7,517
Prepaid rent	318	318
Other current assets	3,778	3,520

Total current assets	27,078	27,178
Fixed assets, net	7,179	7,269
Goodwill, net	22,580	22,580
Intangible assets, net	10,819	11,989
Prepaid rent, net of current portion	3,316	3,354
Other assets	158	158

Total assets	$71,130	$72,528

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,518	$10,441
Deferred revenue	3,151	3,323
Deferred rent	144	144
Other current liabilities	97	190

Total current liabilities	12,910	14,098
Deferred rent, net of current portion	1,447	1,483

Total liabilities	14,357	15,581
Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $.01, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	—	—
Common stock - par value $.01, 200,000,000 shares authorized; 59,872,283 and 57,233,470 shares issued at March 31, 2004 and December 31, 2003, respectively; 58,868,837 and 56,230,024 shares outstanding as of March 31, 2004 and December 31, 2003, respectively	599	572
Additional paid-in capital	551,441	550,892
Treasury stock at cost (1,003,446 shares)	(430)	(430)
Stockholders’ notes receivable	(127)	(241)
Accumulated deficit	(494,710)	(493,846)

Total stockholders’ equity	56,773	56,947

Total liabilities and stockholders’ equity	$71,130	$72,528

The accompanying notes are an integral part of these condensed consolidated financial statements

Back to Index

iVillage Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,

	2004	2003

Revenues	$15,507	$12,592
Operating expenses:
Editorial, product development and technology	7,511	7,575
Sales and marketing	4,385	5,442
Sales and marketing – Hearst Communications, Inc.	—	83
General and administrative	2,908	3,032
Depreciation and amortization	1,804	2,723

Total operating expenses	16,608	18,855

Loss from operations	(1,101)	(6,263)
Interest income, net	18	89
Other income, net	52	—
Gain on sale of joint venture interest	167	25

Net loss before minority interest	(864)	(6,149)
Minority interest	—	13

Net loss	$(864)	$(6,136)

Per share data:
Basic and diluted net loss per share	$(0.01)	$(0.11)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	58,443	55,534

The accompanying notes are an integral part of these condensed consolidated financial statements

Back to Index

iVillage Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended March 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(864)	$(6,136)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,804	2,723
Deferred rent amortization	(36)	(86)
Gain on sale of joint venture interest	(167)	(25)
Bad debt expense	—	98
Non-cash print advertising expense	—	83
Expense recognized in connection with issuance/modification of terms of stock options	—	46
Minority interest	—	(13)
Changes in operating assets and liabilities:
Accounts receivable	900	1,493
Prepaid rent	38	—
Restricted cash and other assets	(258)	483
Accounts payable and accrued expenses	(923)	(811)
Deferred revenue	(172)	(343)

Net cash provided by (used in) operating activities	322	(2,488)

Cash flows from investing activities:
Purchase of fixed assets	(545)	(515)
Cash paid less cash acquired for acquisition of Promotions.com, Inc. ..	—	(9)
Proceeds from the sale of joint venture interest	75	492

Net cash used in investing activities	(470)	(32)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	576	—
Principal payments on stockholders’ notes receivable	114	—

Net cash provided by financing activities	690	—

Net increase (decrease) in cash for the period	542	(2,520)
Cash and cash equivalents, beginning of period	15,823	21,386

Cash and cash equivalents, end of period	$16,365	$18,866

The accompanying notes are an integral part of these condensed consolidated financial statements

Back to Index

Note 1 – Organization and Basis of Presentation

iVillage is “the Internet for women” and consists of several online and offline media-based properties, including the iVillage.com Web site, or iVillage.com, Knowledgeweb, Inc., operator of the Astrology.com Web site, or Astrology.com, iVillage Consulting, Promotions.com, Inc., or Promotions.com, iVillage Parenting Network, Inc., or IVPN, and Public Affairs Group, Inc., or PAG. Following is a synopsis of our principal operational activities:

iVillage.com	An online destination providing practical solutions on a range of topics and everyday support for women 18 years of age and over.

Astrology.com	An online destination for individuals seeking daily horoscopes, astrological content and personalized forecasts.

iVillage Consulting
Assists companies in the creation and development of Web sites, digital commerce platforms and other aspects of technological infrastructures, primarily for Hearst Communications, Inc., and its affiliates, or Hearst, a related party.

Promotions.com	Includes Promotions.com and Webstakes.com, which offer online and offline promotions and direct marketing programs that are integrated with customers’ marketing initiatives.

IVPN
Through IVPN, iVillage operates iVillage Integrated Properties, Inc., or IVIP, the operator of The Newborn Channel and Lamaze Publishing Company, or Lamaze Publishing, publisher of Lamaze Parents, which collectively provide informational and instructional magazines, custom publications, television programming, videos and online properties of interest to expectant and new parents.

PAG
Comprised of Business Women’s Network, Diversity Best Practices and Best Practices in Corporate Communications, each offering an extensive database of pertinent information and events to subscribing companies and members, and relevant publications.

iVillage has historically incurred net losses and negative cash flows on an annual basis.  iVillage’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish and sustain profitable operations, reduce expenditures and/or raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources, through the launch of new subscription or other revenue-generating initiatives or other sources of financing to fund operations.

Due primarily to iVillage’s lack of historical profitability, it is unlikely that iVillage would be able to obtain bank financing. Management believes that iVillage’s current funds will be sufficient to enable iVillage to meet its planned expenditures through the next twelve months.

Back to Index

If anticipated operating results are not achieved, management believes it has the ability to delay or reduce expenditures, so as not to require additional financial resources, although there can be no assurances in this regard. If iVillage needs to raise funds through a public offering or private placement of its securities, funds may not be available on acceptable terms, if at all.

Factors that could adversely affect iVillage’s ability to achieve profitable operations include the loss of any of iVillage’s major customers, including Hearst, or a significant downturn in the advertising market or economy, in general, as well as iVillage’s ability to report significantly increased annual revenues.

iVillage acquired the amended and restated magazine content license and hosting agreement with Hearst in connection with its acquisition of Women.com Networks, Inc, or Women.com.  iVillage recognized approximately $1.5 million from this agreement for the three months ended March 31, 2004.  In May 2004, iVillage and Hearst entered into a non-binding memorandum of understanding regarding a renewal of the magazine content licensing and hosting agreement.  Under the proposed terms of the renewal, the term of the magazine content licensing and hosting agreement would be extended for three years until June 2007.  Hearst would pay iVillage a production service fee of $4.0 million during the first year of the renewed agreement, and the fee would increase by approximately $0.2 million in each subsequent year.  iVillage would continue to receive a commission on magazine subscription sales, and Hearst would continue to receive a commission from iVillage on a percentage of the advertising sales from Hearst magazine Web sites hosted by iVillage.  These commissions paid to and received from Hearst will vary based on the level of net paid subscription sales. If magazine subscription sales do not reach a certain threshold in the second year of the extension, iVillage will not be entitled to any commission from magazine subscription sales in the third year of the extension. iVillage would no longer be required to offer Hearst, and Hearst would no longer be obligated to purchase, advertising on iVillage.com.  In the event that iVillage and Hearst do not enter into a definitive agreement, the amended and restated magazine content license and hosting agreement will expire in June 2004, but will continue afterwards on a month-to-month basis unless terminated by either party with 90 days prior notice. iVillage cannot assure that this contract will be renewed on the terms specified in the memorandum of understanding, or at all.

iVillage is subject to the risks and uncertainties frequently encountered by companies in the rapidly evolving markets for Internet and media products and services. These risks include the failure to develop and extend iVillage’s brands, the non-acceptance or rejection of iVillage’s services by Web consumers, vendors, sponsors and/or advertisers and the inability of iVillage to maintain and increase the levels of traffic on its online services. In the event iVillage does not successfully implement its business plan, certain assets may not be recoverable.

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements of iVillage as of March 31, 2004 and for the three months ended March 31, 2004 and 2003, respectively, included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Article 10 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with iVillage’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Back to Index

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate intercompany elimination adjustments, necessary to present fairly the financial position of iVillage at March 31, 2004 and the results of its operations and its cash flows for the three months ended March 31, 2004 and 2003, respectively. The results for the three months ended March 31, 2004 are not necessarily indicative of the expected results for the full fiscal year or any future period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of iVillage and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

In accordance with Statement of Financial Accounting Standard, or SFAS, No. 131, “Disclosures About Segments of an Enterprise and Related Information”, or SFAS 131, segment information is being reported consistent with iVillage’s method of internal reporting. In accordance with SFAS 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. iVillage is organized primarily by subsidiaries and divisions. iVillage’s subsidiaries and divisions have no operating managers who report to the chief operating decision maker. The chief operating decision maker reviews information at a consolidated results of operations level, although the chief operating decision maker does review revenue results of subsidiaries and divisions. As a result, iVillage’s discussion of revenue has been organized into separate subsidiaries and divisions, however operating expenses and results of operations are discussed on a combined basis.

Revenues, Receivables and Customer Concentration

Two customers, Wal-Mart Stores, Inc. and its affiliates, or Wal-Mart, and Hearst, a related party, accounted for approximately 15% and 12% of total revenues for the three months ended March 31, 2004, respectively. iVillage’s five largest customers accounted for approximately 37% of total revenues for the three months ended March 31, 2004. One customer, Hearst, accounted for approximately 13% of total revenues for the three months ended March 31, 2003. iVillage’s five largest customers accounted for approximately 33% of total revenues for the three months ended March 31, 2003. At March 31, 2004 and December 31, 2003, Hearst accounted for approximately 29% and 20% of the net accounts receivable, respectively.  The significance of revenues from any of iVillage’s customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives.

Hearst has been one of iVillage’s largest customers for each of the last three years. Pursuant to an amended and restated magazine content license and hosting agreement with Hearst, iVillage received the online distribution rights to seven Hearst magazine Web sites. Under this agreement, iVillage provides production, maintenance and hosting services, for which in the first quarter of 2004 iVillage recognized approximately $0.8 million in fees, and

Back to Index

advertising services, for which iVillage recognized approximately $0.7 million in fees. In addition, iVillage is entitled to a commission derived from the sale of Hearst magazines, which in the first quarter of 2004 totaled approximately $0.2 million. As part of this magazine content license agreement iVillage pays Hearst a royalty fee, which in the first quarter of 2004 totaled approximately $0.2 million.

In May 2004, iVillage and Hearst entered into a memorandum of understanding regarding the renewal of the magazine content licensing and hosting agreement.  Under the proposed terms of the renewal, the term of the magazine content licensing and hosting agreement would be extended for three years until June 2007.  Hearst would pay iVillage a production service fee of $4.0 million during the first year of the renewed agreement, which would increase by approximately $0.2 million in each subsequent year.  iVillage would continue to receive a commission on magazine subscription sales, and Hearst would continue to receive a commission from iVillage on a percentage of the advertising sales from Hearst magazine Web sites hosted by iVillage. These commissions paid to and received from Hearst will vary based on the level of net paid subscription sales. If magazine subscription sales do not reach a certain threshold in the second year of the extension, iVillage will not be entitled to any commission from magazine subscription sales in the third year of the extension. iVillage would no longer be required to offer Hearst, and Hearst would no longer be obligated to purchase advertising on iVillage.com.  In the event that iVillage and Hearst do not enter into a definitive agreement, the amended and restated magazine content license and hosting agreement will expire in June 2004, but will continue afterwards on a month-to-month basis unless terminated by either party with 90 days prior notice.

Included in total revenues are barter transactions which totaled approximately $0.8 million, or 5% of total revenues, for the three months ended March 31, 2004.  For the corresponding period in 2003, barter transactions totaled approximately $1.0 million, or 8% of total revenues.

Fixed Assets and Intangibles

Depreciation of equipment, furniture and fixtures, and computer software is provided for by the straight-line method over their estimated useful lives ranging from three to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions and expenditures which extend the useful lives of existing assets are capitalized, and repairs and maintenance costs are charged to operations as incurred. Amortization of intangible assets are over the expected life of the related asset and range from one to ten years. Effective January 1, 2002, iVillage adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144, regarding the recognition and measurement of the impairment of long-lived assets to be held and used.

iVillage assesses the recoverability of its fixed assets and intangible assets by determining whether the unamortized balance over the assets’ remaining lives can be recovered through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk associated when estimating future discounted cash flows. Future cash flows are based on trends of historical performance and iVillage’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Back to Index

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. (See Note 2 – Goodwill).

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

Accrued Expenses

In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three months ended March 31, 2004 and 2003, iVillage reversed approximately $30,000 and $0.1 million, respectively, of accruals included in operating expenses due to changes in estimates on services previously provided. These amounts were offset by additional accruals for various operating expenses.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net loss per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

Back to Index

Included in the March 31, 2004 and 2003 calculation of weighted average number of shares of common stock outstanding are 62,467 and 202,985 shares, respectively, which have not been issued.  These shares are being held for former Women.com and Promotions.com stockholders that have not yet exchanged their respective shares for shares of iVillage during the periods presented, but are entitled to do so.

Stock options and warrants in the amount of 9,810,612 shares and 12,421,561 shares for the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share as they were anti-dilutive as a result of net losses during the periods presented.

Stock-Based Compensation

iVillage applies Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations in accounting for its stock option issuances, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. No compensation cost related to grants of stock options was reflected in iVillage’s net loss, as all options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Compensation cost related to the modification of stock option terms is measured at the quoted market price of iVillage’s common stock at the measurement date and is amortized to expense over the vesting period. Compensation costs related to the modification of stock option terms was approximately $37,000 for the three months ended March 31, 2003. If compensation cost for iVillage’s stock options, utilizing the Black Scholes model, had been determined based on the fair value of the stock options at the grant date for awards in the three months ended March 31, 2004 and 2003 consistent with the provisions of SFAS 123, iVillage’s net loss would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31,

	2004	2003

	($ in thousands, except per share data)
Net loss- as reported	$(864)	$(6,136)
Stock-based compensation expense determined under SFAS 123	(960)	(3,393)

Net loss - pro forma	$(1,824)	$(9,529)

Net loss per share – as reported	$(0.01)	$(0.11)

Net loss per share – pro forma	$(0.03)	$(0.17)

Because options vest over several years and additional option grants are expected to be made in future years, the above pro forma results are not representative of the pro forma results for the full fiscal year or any future periods.

Back to Index

The weighted average assumptions used for grants made in 2004 and 2003 are as follows:

	Options granted during the three months ended March 31,

	2004	2003

Risk-free interest rate	2.65%	2.50%
Expected option life	4 years	4 years
Dividend yield	0.00%	0.00%
Volatility	101.00%	108.00%

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46R, “Consolidation of Variable Entities”, or FIN 46R. FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity by a company that bears the majority of risk of loss from the variable entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both. The provisions of this interpretation are effective for iVillage beginning in the first quarter of fiscal 2004. iVillage’s adoption of this interpretation did not have a material impact on its financial position, cash flows or results of operations.

Note 2 – Goodwill

Intangible assets with indefinite lives and goodwill are not amortized, but are tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount. iVillage performs its annual impairment analysis in the fourth quarter of the fiscal year. In December 2003, iVillage completed the annual impairment test and no impairment was recognized.

The following table sets forth the components of goodwill, net as of December 31, 2003 and March 31, 2004 (in thousands):

	December 31, 2003	Acquisition	Impairment losses	March 31, 2004

Reporting unit – 1	$19,084	$—	$—	$19,084
Reporting unit – 2	1,693	—	—	1,693
Reporting unit – 3	1,803	—	—	1,803
Reporting unit – 4	—	—	—	—

	$22,580	$—	$—	$22,580

Reporting unit –	1 includes iVillage Inc., Women.com Networks, Inc., Knowledgeweb, Inc., and Cooperative Beauty Ventures, L.L.C.

Reporting unit –	2 includes iVillage Parenting Network, Inc., Lamaze Publishing Company and iVillage Integrated Properties, Inc.

Reporting unit –	3 includes Public Affairs Group, Inc.

Reporting unit –	4 includes Promotions.com, Inc.

Back to Index

Note 3 – Intangible Assets

iVillage reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS 144.

Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from one to ten years.  The following table sets forth the components of the intangible assets subject to amortization as of March 31, 2004 and December 31, 2003 (in thousands):

		March 31, 2004			December 31, 2003

	Range of useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Advertiser and member lists and customer contracts	2-10 years	$20,727	$(12,080)	$8,647	$20,727	$(11,253)	$9,474
Trademarks and domain names	3 years	3,227	(2,966)	261	3,227	(2,775)	452
Licensing agreement	10 years	2,900	(1,337)	1,563	2,900	(1,265)	1,635
Technology	3 years	935	(587)	348	935	(507)	428
Non-competition agreements	1 year	810	(810)	—	810	(810)	—
Content	3 years	600	(600)	—	600	(600)	—

		$29,199	$(18,380)	$10,819	$29,199	$(17,210)	$11,989

Amortization expense for the three months ended March 31, 2004 and 2003 was approximately $1.2 million and $1.3 million, respectively.

Estimated amortization expense for the twelve months ending March 31 are as follows (in thousands):

2005	$2,907
2006	1,892
2007	1,814
2008	1,760
2009	1,760

$10,133

Back to Index

Note 4 – Deferred Gain on Sale of Joint Venture Interest

In March 2003, iVillage and Tesco.com Limited, a division of Tesco, PLC, or Tesco, restructured the terms of their joint venture so that Tesco purchased iVillage’s entire ownership interest in iVillage UK. iVillage and Tesco also entered into a twenty-year license agreement for the use of certain of iVillage’s content and intellectual property, subject to earlier termination upon the occurrence of certain events, for the greater of a minimum monthly license fee or a percentage of iVillage UK’s gross revenues.

All monies received by iVillage under the license agreement will be classified as other income and will be included in the condensed consolidated statements of operations as a gain on sale of joint venture interest. iVillage has earned  $0.8 million in year one of the license agreement for services provided.  As of March 31, 2004, iVillage has received approximately $0.7 million of this amount.

Note 5 – Discontinued Operations

As of March 31, 2004 and December 31, 2003, included in “Other current liabilities” in the consolidated balance sheets is approximately $0.1 million of current liabilities of discontinued operations.

Note 6 – Related Party Transactions

America Online, Inc., a division of Time Warner Inc.

America Online, Inc., a division of Time Warner Inc., or AOL, is a stockholder of iVillage.  Additionally, an employee of AOL is a member of the board of directors. During 2003, iVillage signed six advertising agreements with AOL to promote various AOL products. Of these six agreements, five were completed as of December 31, 2003 and the remaining agreement was completed in January 2004. In consideration of these services, AOL paid iVillage approximately $0.5 million, of which approximately $0.1 million was received in the first quarter of 2004.

In January 2004, AOL signed a contract for various services offered by PAG. In consideration of these services, AOL paid PAG $22,500.

At March 31, 2004 and December 31, 2003, no amounts and approximately $0.1 million were due from AOL, respectively, and no amounts were owed to AOL, respectively. Included in “Revenues” in the condensed consolidated statements of operations is approximately $38,000 and no amount from the AOL agreements for the three months ended March 31, 2004 and 2003, respectively.

Back to Index

Hearst Communications, Inc.

As of March 31, 2004, Hearst owned approximately 31% of iVillage’s outstanding common stock and had board of directors representation. (See Note 8 – Capital Stock – Warrants)

As part of the acquisition of Women.com, iVillage acquired approximately $4.9 million of prepaid print advertising in certain Hearst magazines. These ads appeared through December 2003. iVillage recognized approximately $0.1 million of non-cash print advertising expense from this advertising for the three months ended March 31, 2003.

Additionally, from time to time, iVillage has provided other production services outside the scope of its various agreements with Hearst.

Revenues, net of royalty payments, from Hearst for the three months ended March 31, 2004 and 2003 were approximately $1.9 million and $1.6 million, respectively. As of March 31, 2004 and December 31, 2003, iVillage was owed a net receivable of approximately $1.7 million and $1.3 million, respectively, from this stockholder.

Waterfront Media, Inc.

The Chief Executive Officer of iVillage serves on the board of directors of one of iVillage’s customers, Waterfront Media Inc, or Waterfront Media. During the first quarter of 2004, iVillage signed three new advertising agreements with Waterfront Media. Of the three agreements, two were completed as of March 31, 2004. As of March 31, 2004 and December 31, 2003, approximately $43,000 and $0.1 million were due from Waterfront Media, respectively. Included in “Revenues” in the condensed consolidated statements of operations is approximately $0.2 million and no amount from Waterfront Media for the three months ended March 31, 2004 and 2003, respectively.

Stockholder Note Receivable

During the first quarter of 2004, we received approximately $0.1 million from the repayment of stockholder notes.

Note 7 – Commitments and Contingencies

Leases

iVillage leases office space and equipment, under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of March 31, 2004, for the next five years:

Twelve months ending March 31:	(in thousands)

2005	$2,130
2006	1,924
2007	1,691
2008	1,491
2009	1,476
Thereafter	6,983

$15,695

Back to Index

In addition, in the ordinary course of business, iVillage enters into agreements with various service providers for ad serving, satellite transmissions and license/content arrangements.

Technology

Upon the expiration of the contract related to the satellite technology used by iVillage Parenting Network, Inc. to transmit its television channels, or in the event of an unforeseen earlier interruption of such service, iVillage would need to either negotiate a new contract, find another satellite provider and/or invest in alternative technology to distribute this service.

Litigation

In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2004 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition any monetary liability or financial impact to iVillage from these matters would not be material to iVillage’s results of operations and financial condition.

Several plaintiffs have filed class action lawsuits in federal court against iVillage, several of its present and former executives and its underwriters in connection with its March 1999 initial public offering.  A similar class action lawsuit was filed against Women.com, several of its former executives and its underwriters in connection with Women.com’s October 1999 initial public offering.  The complaints generally assert claims under the Securities Act of 1933, as amended, the Exchange Act and rules and regulations of the Securities and Exchange Commission, or SEC.  The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys’ fees.

In February 2003, the defendants’ motion to dismiss certain of the plaintiffs’ claims was granted in part, but, for the most part, denied. In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The proposed settlement generally provides that the issuer defendants and related individual defendants will be released from the litigation without any liability other than certain expenses incurred to date in connection with the litigation, the issuer defendants’ insurers will guarantee $1.0 billion in recoveries by plaintiff class members, the issuer defendants will assign certain claims against the underwriter defendants to the plaintiff class members, and the issuer defendants will have the opportunity to recover certain litigation-related expenses if the plaintiffs recover more than $5.0 billion from the underwriter defendants. The respective boards of directors of iVillage and Women.com each approved the proposed settlement in July 2003. The proposed settlement is now subject to approval by the other involved parties as well as to the final approval of the court. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

Back to Index

In June 2001, Euregio.net commenced an action in Belgium against Women.com claiming damages in excess of one million Euros in connection with certain alleged copyright infringements. Despite Women.com’s arguments challenging the jurisdiction of the Belgian court, the alleged infringements and the amount of damages, in January 2003 a Belgian court issued a judgment against Women.com in the amount of approximately 850,000 Euros (approximately $1.0 million based on the Euro exchange rate as of March 31, 2004). Women.com has been advised by outside legal counsel that Euregio.net would have to commence legal proceedings in the United States to enforce this judgment. Women.com has appealed this judgment in the Belgian courts and will also oppose any effort by the plaintiffs to enforce this judgment in the United States court system.

iVillage, with the advice of outside legal counsel, believes that the lawsuits and claims asserted against iVillage and Women.com pursuant to these complaints are without merit and intends to vigorously defend against these claims. iVillage does not believe that any of these legal proceedings will have a material adverse effect on iVillage’s results of operations or financial condition.

Note 8 – Capital Stock – Warrants

On January 14, 2004, Hearst exercised a warrant it received in connection with a securities purchase agreement related to iVillage’s acquisition of Women.com and purchased 2,065,695 shares of common stock for $0.01 per share. Pursuant to its terms, the warrant became exercisable when the average closing price of our common stock had exceeded $3.75 for 15 consecutive trading days prior to January 14, 2004, entitling Hearst to purchase each share for $0.01. (See Note 6 – Related Party Transactions – Hearst Communications, Inc.).

During February 2004, an aggregate of 29,449 shares of common stock were issued to our existing investors in exchange for warrants they had acquired in connection with iVillage’s acquisition of Women.com. The remaining 4,856 warrants issued in connection with iVillage’s acquisition of Women.com went unexercised and expired on February 18, 2004.

As of March 31, 2004, there were outstanding warrants to purchase 5,282 shares of iVillage common stock with an exercise price of $14.35 per share.

Back to Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in this Item 2, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words or phrases “can be,” “expects,” “may affect,” “anticipates, “ “may depend,” “believes,” “estimates,” “plans,” “projects” and similar words and phrases are intended to identify such forward-looking statements. These forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by or on our behalf is not a guarantee of future results, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, some of which are beyond our control.  In addition to those risks discussed below in the section entitled “Risk Factors” and in our other public filings, press releases and statements by our management, factors that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied in such forward looking statements include: (i) the volatile and competitive nature of the Internet industry and media industry, (ii) changes in domestic and foreign economic, political and market conditions, (iii) the effect of federal, state and foreign regulation on our business, (iv) the impact of recent and future acquisitions and joint ventures by us on our business and financial condition, (v) our ability to establish and maintain relationships with advertisers, sponsors, and other third party providers and partners, (vi) our ability to maintain or increase user traffic levels, (vii) the loss of one or more of our largest customers, and (viii) the impact of pending litigation on our business, results of operations and financial condition. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

In this Quarterly Report on Form 10-Q, “iVillage,” “we,” “our” and “us” refer to iVillage Inc. and its consolidated subsidiaries.

Overview

The following management’s discussion and analysis is intended to provide information necessary to understand our unaudited interim condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. It is organized as follows:

•	The section entitled “iVillage Background,” briefly describes our principal operational activities.

•	“Critical Accounting Policies” discusses each of our most critical accounting policies, including revenue recognition, fixed assets and intangibles, goodwill,

Back to Index

income taxes, allowance for doubtful accounts and management estimates and assumptions.

•
“Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides detailed narrative regarding significant changes in our results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

•
“Liquidity and Capital Resources” discusses our liquidity, cash flows for the three months ended March 31, 2004 compared to those for the three months ended March 31, 2003, factors that may influence our future cash requirements and the status of certain contractual obligations as of March 31, 2004.

•	“Recent Accounting Pronouncements” discusses the significance of various recent accounting pronouncements to our financial reporting.

•	“Legal Proceedings” discusses the status of certain litigation.

•	“Risk Factors” discusses various risks and uncertainties associated with our business.

iVillage Background

iVillage is “the Internet for women” and consists of several online and offline media-based properties, including the iVillage.com Web site, or iVillage.com, Knowledgeweb, Inc., operator of the Astrology.com Web site, or Astrology.com, iVillage Consulting, Promotions.com, Inc., or Promotions.com, iVillage Parenting Network, Inc., or IVPN, and Public Affairs Group, Inc., or PAG. Following is a synopsis of our principal operational activities:

iVillage.com	An online destination providing practical solutions on a range of topics and everyday support for women 18 years of age and over.

Astrology.com	An online destination for individuals seeking daily horoscopes, astrological content and personalized forecasts.

iVillage Consulting	Assists companies in the creation and development of Web sites, digital commerce platforms and other aspects of technological infrastructures, primarily for Hearst, a related party.

Promotions.com	Includes Promotions.com and Webstakes.com, which offer online and offline promotions and direct marketing programs that are integrated with customers’ marketing initiatives.

IVPN	Through IVPN, we operate iVillage Integrated Properties, Inc., or IVIP, the operator of The Newborn Channel and Lamaze

Back to Index

Publishing Company, or Lamaze Publishing, publisher of Lamaze Parents, which collectively provide informational and instructional magazines, custom publications, television programming, videos and online properties of interest to expectant and new parents.

PAG
Comprised of Business Women’s Network, Diversity Best Practices and Best Practices in Corporate Communications, each offering an extensive database of pertinent information and events to subscribing companies and members, and relevant publications.

Critical Accounting Policies

Revenue Recognition

iVillage

Our revenues are derived primarily from the sale of sponsorship and advertising contracts. Sponsorship revenues are derived principally from contracts designed to support a customer’s broad marketing objectives, including brand promotion, awareness, product introductions and online research. Sponsorship agreements typically include the delivery of impressions on our Web sites and occasionally the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include rich media and display or banner advertisements, links, or other text or images. As part of a few sponsorship agreements, sponsors selling products may provide us with a commission on sales of their products generated through our Web sites. To date, amounts received from the sale of sponsor’s products have not been significant.

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

We also derive sponsorship and advertising revenues from sponsored links appearing on our Web site that are based upon relevant content or a World Wide Web search query result. These revenues are earned on a cost per thousand impressions and/or a percentage of the advertiser’s net revenue and are recognized upon notification from the search engine provider.

For contracts with multiple elements, namely those that include delivered and undelivered products, or advertising and production revenue, we allocate revenue to each

Back to Index

element based on evidence of its fair value under the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, or EITF 00-21. Evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. We recognize revenue allocated to each element when the criteria for revenue set forth above are met.

Barter revenues generally represent exchanges by us of advertising space on our Web sites for reciprocal advertising space on or traffic from other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered. Fair value of advertisements delivered is based upon our recent practice of receiving cash for similar advertisements. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are generally recognized when our advertisements are displayed on reciprocal Web sites or properties, generally in the same period as when advertisements are displayed on iVillage.com and its affiliated properties.  Barter expenses are included as part of sales and marketing expenses.

We recognize revenues from iVillage Consulting’s services based upon a number of factors, including actual hours worked at negotiated hourly rates, completed contract or straight-line over the life of the contract.

We have received revenues from initiatives involving subscription-based properties, the sale of iVillage-branded products and services, the sale of third-party products, the licensing of portions of our content and services and the sale of research. We recognize revenues from these initiatives when products are shipped and/or provided to the customer, or straight-line over the life of the agreement and when the collection of the receivable is reasonably assured and no further obligation remains.

Astrology.com

Revenues from Astrology.com consist primarily of the sale of astrological charts and other related products to users of our astrology-related Web sites. We recognize revenues from astrological product sales, net of any discounts, when products are delivered to customers, the collection of the receivable is reasonably assured and no further obligations remain.

Promotions.com

Promotions.com, Inc. generates revenues through Promotions.com, an online and offline full service promotions services group, and Webstakes.com, a division dedicated to Internet sweepstakes and promotions.

Promotions.com revenues are derived principally from contracts in which Promotions.com provides custom services for the creation, administration and implementation of a promotion on a customer’s Web site. Promotions.com’s revenue recognition policy related to its services is to recognize revenues as deliverables are met and/or ratably over the period of the promotion, provided that no significant obligations remain and collection of the receivable is reasonably assured.

Back to Index

Webstakes.com revenues are derived primarily from service contracts whereby Webstakes.com recognizes revenues based on either a “cost-per-click” or a “cost-per-action” pricing model. Webstakes.com recognizes revenue related to its cost-per-click pricing model when a user has been delivered to the customer’s Web site, the customer has reported such activity to us and the collection of the corresponding receivable is reasonably assured. Revenue is recognized differently in a cost-per-action pricing model, which requires Webstakes.com to not only deliver the aforementioned user to a customer’s Web site, but also requires a specific user action such as purchasing a product or registering for more information as a member of the customer’s Web site in order for Webstakes.com to earn revenue. Webstakes.com recognizes revenue related to the cost-per-action pricing model when the specific action has been performed on its customer’s Web site, the customer has reported such activity to us, and the collection of the corresponding receivable is reasonably assured.

IVPN

IVPN’s revenues have been derived primarily from advertising placements in IVPN’s publications, videos and Web site, and broadcasts of The Newborn Channel, The Newborn Channel-Spanish, currently offered as an audio overlay to The Newborn Channel, and The Wellness Channel.  In addition, sponsorship and advertising revenues are generated through a sampling and coupon program, which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant parents. Sponsorship and advertising revenues are recognized on a straight-line basis over the term of the contract, provided that IVPN has no continuing obligations and the collection of the receivable is reasonably assured.

IVPN creates and distributes custom publications and mailings primarily on behalf of one advertiser. Revenues from the sale of custom publications and mailings are recognized when IVPN fulfills all obligations under the terms of the contract and the collection of the receivable is reasonably assured. IVPN has also commenced the collection of an annual fee to hospitals for their receipt of broadcasts of the Newborn Channel. Contracts related to this fee typically range from three to five years in length. IVPN recognizes revenues from these fees ratably over the term of the agreement provided the collection of the receivable is reasonably assured.

PAG

Revenues from PAG are generated primarily through subscription-based programs that convey current best practices for both diversity issues in the workplace and corporate communications and the hosting of events, most notably an annual two-day summit and gala event that focuses on diversity and women. We recognize revenue from subscriptions ratably over the term of the subscription agreement and from the events when the events are held, provided the collection of the receivable is reasonably assured.

Fixed Assets and Intangibles

Depreciation of equipment, furniture and fixtures, and computer software is provided for by the straight-line method over their estimated useful lives ranging from three to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions and expenditures

Back to Index

which extend the useful lives of existing assets are capitalized and repairs and maintenance costs are charged to operations as incurred. Amortization of intangible assets are over the expected life of the related asset and range from one to ten years. Effective January 1, 2002, we adopted Statement of Financial Accounting Standard, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, regarding the recognition and measurement of the impairment of long-lived assets to be held and used.

We assess the recoverability of our fixed assets and intangible assets by determining whether the unamortized balance over the assets’ remaining life can be recovered through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk associated when estimating future discounted cash flows. Future cash flows are based on trends of historical performance and our estimate of future performance giving consideration to existing and anticipated competitive and economic conditions.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

Income Taxes

We recognize deferred taxes by the asset and liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, we believe it is more likely than not that the net deferred tax assets will not be realized.

Back to Index

Allowance for Doubtful Accounts

We assess the required amount of allowance for doubtful accounts based on past experience, our review of the accounts receivable agings and our analysis of specific customer accounts.

Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and assumptions made by us include those related to the useful lives of fixed assets and intangible assets, the recoverability of fixed assets, goodwill and intangible assets, the allowance for doubtful accounts and the assessment of expected probable losses (if any) of claims and potential claims.

Results of Operations

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, or SFAS 131, segment information is being reported consistent with our method of internal reporting. In accordance with SFAS 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We are organized primarily by subsidiaries and divisions. Our subsidiaries and divisions have no operating managers who report to the chief operating decision maker.  The chief operating decision maker reviews information at a consolidated results of operations level, although the chief operating decision maker does review revenue results of subsidiaries and divisions. As a result, our discussion of revenue has been organized into separate subsidiaries and divisions, however operating expenses and results of operations are discussed on a combined basis.

Our quarterly results of operations fluctuate due to a variety of factors.  For example, we achieved net income for the first time in the three months ended December 31, 2003.  However, we incurred a net loss of approximately $0.9 million for the three months ended March 31, 2004.

We believe the following factors may contribute to the variability of our results of operations from period to period:

•	the loss of a contract from a major customer;

•	the timing of our recognition of revenue;

•	the volatility of the online advertising market;

•	an interruption or malfunction in service from our primary third party service providers;

Back to Index

•	the timing of our sponsored events and symposiums;

•	the date of commencement of a sponsorship and advertising campaign; and

•	the date of completion of printing and/or distribution of a custom publication or magazine based upon a customer’s advertising and marketing initiatives.

Revenues

Starting with this quarterly report on Form 10-Q, we have reclassified Promotions.com revenues and have included these revenues under iVillage.com.  As a result, the following discussion of our revenues will not correspond to similar discussions in prior quarterly and annual reports.  The following table sets forth revenues by property (dollars in thousands):

	Three Months Ended March 31,

	2004	(1)	2003	(1)

iVillage.com	$8,616	56%	$7,093	56%
Astrology.com	840	5%	681	5%
IVPN	5,377	35%	4,270	34%
PAG	674	4%	548	4%

Total revenues	$15,507	100%	$12,592	100% (2)

(1)	Percent of total revenues.
(2)	The aggregate of this column does not equal 100% due to rounding.

iVillage.com

	Three Months Ended March 31,

	2004	(1)	2003	(1)

	(dollars in thousands)
Sponsorship & advertising	$5,308	62%	$4,121	58%
Barter	833	10%	968	14%
iVillage Consulting	1,153	13%	893	13%
Promotions.com	1,056	12%	914	13%
Online services/other	266	3%	197	3%

	$8,616	100%	$7,093	100% (2)

(1)	Percent of iVillage.com’s revenues.
(2)	The aggregate of this column does not equal 100% due to rounding.

Revenues from iVillage.com accounted for approximately 56% of total revenues for both the three months ended March 31, 2004 and 2003. Revenues from iVillage.com increased approximately $1.5 million, or 21%, for the three months ended March 31, 2004, as compared to the corresponding period in 2003. The increase in revenues for the three months ended March 31, 2004, as compared to the same period in 2003, was primarily due to an increase in sponsorship and advertising revenues, which includes revenues from sponsored links, of approximately $1.2 million and iVillage Consulting revenues of approximately $0.3 million. The

Back to Index

increase in sponsorship and advertising revenues was primarily due to an increase in the number of contracts and advertisers, coupled with higher pricing, in the first quarter of 2004, as compared to the corresponding period in 2003, generating incremental revenues of approximately $0.9 million.  In addition, iVillage’s gURL.com division, the assets of which were purchased by iVillage in July 2003, and revenues from sponsored links, which commenced in the third quarter of 2003, contributed approximately $0.1 million and $0.2 million, respectively, in revenues in the first quarter of 2004, with no amounts for the three months ended March 31, 2003.  The approximately $0.3 million increase in iVillage Consulting revenues was primarily due to a two-year Web site services agreement signed with Hearst, a related party, in December 2003 for providing production, maintenance and hosting services for three teen sites.

Revenues from Promotions.com increased approximately $0.1 million, or 16%, for the three months ended March 31, 2004, primarily due to a larger number of promotional campaigns created and managed by the Promotions.com division for a customer in the first quarter of 2004, as compared to the first quarter of 2003, resulting in increased revenues of approximately $0.5 million.  This increase is offset by lower revenues of approximately $0.4 million from the Webstakes.com division due to the modification of its business model during 2003, in anticipation of the federal CAN-SPAM Act of 2003, as well as a deteriorating environment for email direct marketers.  Revenues from the Webstakes.com division have continued to decline, and if such trend continues we believe we have the ability to delay or reduce expenditures associated with this property.

Astrology.com

Revenues from Astrology.com accounted for approximately 5% of total revenues for both the three months ended March 31, 2004 and March 31, 2003.  Revenues from Astrology.com increased approximately $0.2 million, or 23%, for the three months ended March 31, 2004, as compared to the corresponding period in 2003. The increase was primarily due to a larger sales volume of astrological charts and higher fees received from the licensing of content in the first quarter of 2004, as compared to the corresponding period in 2003.

IVPN

	Three Months Ended March 31,

	2004	(1)	2003	(1)

	(dollars in thousands)
Sponsorship & advertising	$2,697	50%	$2,988	70%
Custom publications	2,265	42%	1,256	29%
Licensing fees	415	8%	26	1%

	$5,377	100%	$4,270	100%

(1)	Percent of IVPN’s revenues.

Revenues from IVPN accounted for approximately 35% of total revenues for the three months ended March 31, 2004.  For the comparable period in 2003, revenues from IVPN accounted for approximately 34%. Revenues from IVPN increased approximately $1.1 million, or 26%, for the three months ended March 31, 2004, as compared to the corresponding period in 2003, primarily due to an increase of approximately $1.0 million in revenues from custom

Back to Index

publications and an increase of approximately $0.4 million in licensing fees, offset by a decrease of approximately $0.3 million in sponsorship and advertising revenues. The decrease in sponsorship and advertising revenues was primarily due to the loss of two customers advertising on The Newborn Channel in the first quarter of 2004, compared to the corresponding period in 2003. Custom publications revenue increased approximately 80% for the three months ended March 31, 2004, as compared to the corresponding period in 2003, primarily due to an increase in the number of publications created and distributed.  Revenues from IVPN may vary based upon the timing and volume of customers’ advertising and marketing initiatives.

Licensing fee revenues increased for the three months ended March 31, 2004, as compared to the corresponding period in 2003, due to the commencement of a larger number of agreements in which hospitals pay an annual fee for The Newborn Channel. As of March 31, 2004, 445 hospitals had agreed to pay a fee for The Newborn Channel and 426 contracts had commenced. As of March 31, 2003, 70 hospitals had agreed to pay a fee for The Newborn Channel and 53 contracts had commenced.

PAG

	Three Months Ended March 31,

	2004	(1)	2003	(1)

	(dollars in thousands)
Subscription-based programs	$662	98%	$457	83%
Events	1	—	84	15%
Barter	11	2%	7	2%

	$674	100%	$548	100%

(1)	Percent of PAG’s revenues.

Revenues from PAG accounted for approximately 4% of total revenues for both the three months ended March 31, 2004 and March 31, 2003. Revenues from PAG increased approximately $0.1 million, or 23%, for the three months ended March 31, 2004, as compared to the corresponding period in 2003, primarily due to an increase of approximately $0.2 million in subscription-based programs revenue resulting from an increase in the number of participating members and fees earned on consulting agreements.

Revenues, Receivables and Customer Concentration

Our five largest customers accounted for approximately 37% of total revenues for the three months ended March 31, 2004 and 33% of total revenues for the three months ended March 31, 2003. Wal-Mart Stores, Inc. and its affiliates, or Wal-Mart, accounted for approximately 15%, and Hearst Communications, Inc. and its affiliates, or Hearst, a related party, accounted for approximately 12%, of total revenues for the three months ended March 31, 2004. No other single customer accounted for more than 10% of our total revenues for the three months ended March 31, 2004. One customer, Hearst accounted for approximately 13% of total revenues for the three months ended March 31, 2003. At March 31, 2004, Hearst accounted for approximately 29% of the net accounts receivable.  At December 31, 2003, Hearst accounted for approximately 20% of the net accounts receivable.  The significance of revenues from any of our customers can

Back to Index

vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives.

We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. Hearst has been one of our largest customers for each of the last three years. The majority of revenue earned from Hearst in the first quarter of 2004 is pursuant to an amended and restated magazine content license and hosting agreement with Hearst, which grants to US the online distribution rights to seven Hearst magazine Web sites. Under this agreement, we provide production, maintenance and hosting services, for which in the first quarter of 2004 we recognized approximately $0.8 million in fees, and advertising services, for which we recognized approximately $0.7 million in fees. In addition, we are entitled to a commission derived from the sale of Hearst magazines, which in the first quarter of 2004 totaled approximately $0.2 million. As part of this magazine content license agreement we pay Hearst a royalty fee, which in the first quarter of 2004 totaled approximately $0.2 million.

In May 2004, we entered into a non-binding memorandum of understanding with Hearst regarding a renewal of the magazine content licensing and hosting agreement.  Under the proposed terms of the renewal,

•	the term of the magazine content licensing and hosting agreement would be extended for three years until June 2007;

•	Hearst would pay us a production service fee of $4.0 million during the first year of the renewed agreement which would increase by approximately $0.2 million in each subsequent year;

•
We would continue to receive a commission on magazine subscription sales and if magazine subscription sales do not reach a certain threshold in the second year of the extension, we will not be entitled to any commission from magazine subscription sales in the third year of the extension.

•	We would no longer be required to offer Hearst, and Hearst would no longer be obligated to purchase, advertising on iVillage.com; and

•
Hearst would continue to receive a commission from us on a percentage of the advertising sales from the Hearst magazine Web sites we host,  the commissions paid to and received from Hearst will vary based on performance.

If we do not enter into a definitive agreement with Hearst, the amended and restated magazine content license and hosting agreement will expire in June 2004, but will continue afterwards on a month-to-month basis unless terminated by either party with 90 days prior notice. We cannot assure that this contract will be renewed on the terms specified in the memorandum of understanding, or at all. A copy of the memorandum of understanding is filed with this report as an exhibit. The foregoing summary is qualified in its entirely by the full text of that document.

Because our largest customers have varied over time in the past, we anticipate that they will continue to do so in the future. Consequently, the loss of even a small number of our largest customers at any one time may adversely affect our business, financial condition and results of operations, unless we are able to enter into contracts to replace lost revenues.

Back to Index

Operating Expenses

The following table sets forth our operating expenses by type (dollars in thousands):

	Three Months Ended March 31,

	2004	(1)	2003	(1)

Editorial, product development and technology	7,511	48%	7,575	60%
Sales and marketing	4,385	28%	5,525	44%
General and administrative	2,908	19%	3,032	24%
Depreciation and amortization	1,804	12%	2,723	22%

Total operating expenses	$16,608	107%	$18,855	150%

(1)	Percent of total revenues.

Total operating expenses have declined primarily as a result of cost reductions and reduced depreciation and amortization.  In the past, we have achieved cost reductions through increased managerial efficiencies and several expense reduction initiatives targeted at certain expenses, including reduced advertising, reduced lease commitments, targeted staff reductions and reduced employee benefit plan costs

Editorial, Product Development and Technology

Editorial, product development and technology expenses consist primarily of the following:

•	payroll, severance and related expenses for the editorial, technology, Web site design and production staffs;

•	the cost of communications;

•	related expenditures necessary to support iVillage’s Web sites, software development, technology and support operations;

•	costs associated with IVPN’s magazines, onsert program, which bundles samples and promotional literature in a poly-bag with a magazine, and the broadcasting of its programs; and

•	an allocation of facility expenses, which is based on the number of personnel in editorial, product development and technology roles.

Editorial, product development and technology expenses for the three months ended March 31, 2004 were approximately $7.5 million, or 48% of total revenues. Editorial, product development and technology expenses were approximately $7.6 million, or 60% of total revenues, for the corresponding period in 2003. The approximately $0.1 million decrease between the comparable periods was primarily attributable to a decrease in salaries, severance and related expenses of approximately $0.5 million and lower facility costs resulting in a decreased facilities allocation of approximately $0.3 million. These amounts were partially offset by an increase in consultant expenses from the Promotions.com division of approximately $0.4 million and increased production costs of approximately $0.4 million associated with a larger number of IVPN’s custom publications created and distributed in the first quarter of 2004, as compared to the corresponding period in 2003. Facility costs decreased in 2004, as compared to

Back to Index

the corresponding period in 2003, primarily due to a lease amendment entered into with the landlord of our New York leased space, in the third quarter of 2003, whereby we received a reduction in our leased space, as well as a reduction in our rent per square foot. As a result, total costs for the New York lease facility decreased by approximately $0.4 million in the first quarter of 2004, as compared to the corresponding period in 2003. In addition, several vendor contracts were renegotiated which decreased facility costs by approximately $0.2 million the first quarter of 2004, as compared to the corresponding period in 2003. Editorial, product development and technology expenses decreased as a percentage of total revenues for the three months ended March 31, 2004, when compared to the same period in 2003, primarily as a result of an increase in revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of the following:

•	payroll, commissions, severance and related expenses for sales and marketing personnel;

•	advertising and other marketing-related expenses; and

•	an allocation of facility expenses, which is based on the number of personnel in sales and marketing roles.

Sales and marketing expenses for the three months ended March 31, 2004 were approximately $4.4 million, or 28% of total revenues. Sales and marketing expenses were approximately $5.5 million, or 44% of total revenues, for the corresponding period in 2003. The approximate $1.1 million decrease in sales and marketing expenses for the three months ended March 31, 2004, as compared to the same period in 2003, was primarily attributable to a decrease in media expenses of approximately $0.4 million, lower facility costs resulting in a decreased facilities allocation of approximately $0.3 million and a decrease in salaries, severance and related expenses of approximately $0.3 million. Sales and marketing expenses decreased as a percentage of total revenues for the three months ended March 31, 2004, when compared to the corresponding period in 2003, due to a decrease in sales and marketing expenses, as a result of our overall effort to manage costs, coupled with an increase in revenues.

Included in sales and marketing expenses are barter transactions, which amounted to approximately 19% of total sales and marketing costs during the three months ended March 31, 2004, compared to approximately 20% of total sales and marketing costs for the comparable period in 2003.

General and Administrative

General and administrative expenses consist primarily of the following:

•	payroll, severance and related expenses for executive management, finance, human resources and in-house legal counsel;

Back to Index

•	directors’ and officers’ insurance;

•	general corporate overhead;

•	professional fees; and

•	an allocation of facility expenses, which is based on the number of personnel in general and administrative roles.

General and administrative expenses for the three months ended March 31, 2004 were $2.9 million, or 19% of total revenues. For the comparable period in 2003, general and administrative expenses were approximately $3.0 million, or 24% of total revenues. The approximately $0.1 million decrease in general and administrative expenses for the three months ended March 31, 2004, as compared to the same period in 2003, was primarily attributable to lower bad debt expense of approximately $0.1 million, a decrease in salaries, severance and related expenses of approximately $0.2 million, and lower facility costs resulting in a decreased facilities allocation of approximately $0.1 million, offset by an increase in professional fees of approximately $0.3 million. Professional fees increased in 2004 primarily due to costs of compliance with the Sarbanes Oxley Act of 2002.  General and administrative expenses decreased as a percentage of total revenues for the three months ended March 31, 2004, when compared to the comparable period in 2003, primarily as a result of an increase in revenues.

In the ordinary course of business, we utilize estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three months ended March 31, 2004 and 2003, we reversed approximately $30,000 and $0.1 million, respectively, of accruals included in operating expenses due to changes in estimates on services previously provided. These amounts were offset by additional accruals for various operating expenses.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2004 were approximately $1.8 million, or 12% of total revenues. For the comparable period in 2003, depreciation and amortization expenses were approximately $2.7 million, or 22%, of total revenues. The decrease in depreciation and amortization for the comparable periods was primarily due to the impairment of intangible assets and fixed assets in the second and third quarters of 2003 associated with the restructuring of our headquarters’ lease, the restructuring of the business operations of the Promotions.com division and by changing the Webstakes.com business model, which each reduced the cost basis on which depreciation and amortization is calculated.

Interest Income, Net

Interest income, net includes primarily interest income from our cash balances and interest earned on stockholders’ notes receivable. Interest income, net for the three months ended March 31, 2004 was approximately $18,000, or less than 1% of total revenues. For the comparable period in 2003, interest income, net was approximately $0.1 million, or 1% of total

Back to Index

revenues. The decrease between 2004 and 2003 was primarily due to lower cash and cash equivalents balances in 2004.

Other Income, Net

Other income, net for the three months ended March 31, 2004 was approximately $0.1 million, or less than 1% of total revenues. There was no amount for the comparable period in 2003. Other income, net primarily includes moneys received from a legal settlement and from a distribution in a bankruptcy claim acquired in the acquisition of Promotions.com.

Gain on Sale of Joint Venture Interest

Gain on sale of joint venture interest for the three months ended March 31, 2004 was approximately $0.2 million, or 1% of total revenues. For the comparable period in 2003, gain on sale of joint venture interest and other assets was approximately $25,000, or less than 1% of total revenues. Gain on sale of joint venture interest resulted from the restructuring of our Tesco, PLC, or Tesco, relationship in March 2003, under which a division of Tesco purchased our entire ownership interest in iVillage UK.  The gain on sale also related to amounts we received pursuant to the license agreement entered into with the Tesco division contemporaneously with such restructuring.

Net Loss

We recorded a net loss of approximately $0.9 million, or $0.01 per share, for the three months ended March 31, 2004. For the comparable period in 2003, we recorded a net loss of approximately $6.1 million, or $0.11 per share. The decrease in net loss for the three months ended March 31, 2004 compared to the same period in 2003 was primarily due to the following 2004 events: increased revenues of approximately $2.9 million, lower sales and marketing costs of approximately $1.1 million due to our cost reduction initiatives and a decrease in depreciation and amortization expense of approximately $0.9 million resulting from the restructuring of both our headquarters lease and Promotions.com business in the second and third quarters of 2003.

Liquidity and Capital Resources

Financial Reporting Release No. 61, released by the Securities and Exchange Commission, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. iVillage currently does not maintain any off-balance sheet arrangements.

As of March 31, 2004, we had approximately $16.4 million in cash and cash equivalents. Cash equivalents include money market accounts. We maintain our cash and cash equivalents in highly rated financial institutions and at times these balances exceed insurable amounts.

Net cash provided by operating activities was approximately $0.3 million for the three months ended March 31, 2004. For the comparable period in 2003, approximately $2.5 million of net cash was used in operations. We were able to generate net cash from operating activities for the three months ended March 31, 2004, as compared to net cash used in operating activities

Back to Index

for the corresponding period in 2003, due primarily to a decrease in net loss, less non-cash adjustments, of approximately $4.0 million. This amount was offset by a lower inflow of cash received in 2004 of approximately $0.6 million due to the timing of receipt of payments and an increase in other assets of approximately $0.3 million in 2004 compared to a utilization of other assets of approximately $0.5 million in 2003.  The decrease in other assets in 2003 was primarily from the receipt of certain construction expenses from the landlord of our New York leased headquarters space of approximately $0.3 million.

Net cash used in investing activities increased to approximately $0.5 million for the three months ended March 31, 2004, from approximately $32,000 for the three months ended March 31, 2003. The increase in net cash used in investing activities for the three months ended March 31, 2004 compared to the corresponding period in 2003 was primarily due to a decrease in cash received in connection with the March 2003 license agreement with a Tesco division of approximately $0.4 million in 2004.

Net cash provided by financing activities was approximately $0.7 million for the three months ended March 31, 2004. There was no amount for the corresponding period in 2003. Cash provided by financing activities for the three months ended March 31, 2004 included principal payments received for stockholders’ notes receivable of approximately $0.1 million and proceeds from the exercise of stock options and warrants of approximately $0.6 million.

We have historically incurred net losses and negative cash flows on an annual basis.  Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish and sustain profitable operations, reduce expenditures, and/or raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources, through the launch of new subscription or other revenue-generating initiatives or other sources of financing to fund operations.

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

Management has provided guidance that iVillage anticipates achieving profitability on a fiscal year basis in 2004 and achieving net income for 2004 by growing revenues approximately 25% in 2004 as compared to 2003, while holding expenses relatively unchanged year over year.  Management has also provided guidance that iVillage expects to achieve net income for 2004 of between approximately $0.75 million and $1.25 million.  However, we may not achieve profitable operations or increase revenues as much as we anticipate. Factors that could adversely affect our ability to achieve profitable operations on a fiscal year basis include the loss of any of our major customers or a significant downturn in the advertising market or economy, in general, as well as our ability to report increased revenues at the approximately 25% growth rate indicated. The guidance provided by management contemplates our ability to enter into a definitive agreement with Hearst on terms substantially similar to those contained in the memorandum of understanding as discussed elsewhere in this quarterly report. Additional factors that could adversely affect our ability to meet our guidance are described below under “Risks Factors” as well as elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Back to Index

IVPN currently broadcasts television programming to hospitals via a 24-hour, 7 days a week satellite broadcast. This satellite is scheduled to go offline in 2005. Upon the expiration of the contract or in the event of an unforeseen earlier interruption of service, we would need to either negotiate a new contract, find another satellite provider and/or invest in alternative technology to distribute the service. IVPN is in the process of converting many of its hospitals from the satellite broadcast to a new system that eliminates the need for a constant satellite feed. This new technology will only require a limited amount of satellite time each month resulting in reduced operating costs in the next several years. IVPN estimates that it will cost approximately $3.0 million to $4.0 million to convert to the new technology. In 2003, IVPN initiated the collection of an annual fee from hospitals to receive programming broadcast by IVPN. These fees result from agreements between IVPN and the hospitals that generally have a length of three to five years. As of March 31, 2004, approximately 41% of participating hospitals have agreed to pay this fee, however, we can make no assurance that all of the hospitals will agree to pay a fee. The total value of signed contracts at March 31, 2004 is in excess of $6.0 million, which will be recognized as revenue over the next several years.

Our February 2000 advertising agreement with Unilever, as amended, provided for a Unilever advertising purchase commitment of $14.5 million. This agreement expired in June 2003. In October 2003, we entered into a new agreement with Unilever that terminates the February 2000 advertising agreement and provides for Unilever’s purchase of an additional $0.1 million in advertising and receipt of the remaining advertising not received under the previous agreement of approximately $0.9 million. The new agreement expires in December 2004 and approximately $0.7 million remains to be earned.

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

In May 2004, we entered into a non-binding memorandum of understanding with Hearst regarding a renewal of the magazine content licensing and hosting agreement. Under the proposed terms of the renewal, the term of the magazine content licensing and hosting agreement would be extended for three years until June 2007. Hearst would pay us a production service fee of $4.0 million during the first year of the renewed agreement, and the fee would increase by approximately $0.2 million in each subsequent year. We would continue to receive a commission on magazine subscription sales, and Hearst would continue to receive a commission from us on a percentage of the advertising sales from Hearst magazine Web sites that we host. These commissions paid to and received from Hearst will vary based on the level of net paid subscription sales. If magazine subscription sales do not reach a certain threshold in the second year of the extension, we will not be entitled to any commission from magazine subscription sales in the third year of the extension. We would no long be required to offer Hearst, and Hearst would no longer be obligated to purchase, advertising on iVillage.com. In the event that we do not enter into a definitive agreement with Hearst, the amended and restated magazine content license and hosting agreement will expire in June 2004, but will continue afterwards on a month-to-month basis unless terminated by either party with 90 days prior notice. We cannot assure that this contract will be renewed on the terms specified in the memorandum of understanding, or at all.

In December 2003, we signed a Web site services agreement in which Hearst will pay approximately $1.9 million for production, maintenance and hosting services for three teen Web sites: Seventeen.com, CosmoGirl.com and Teen.com. The agreement terminates in December 2005. As of March 31, 2004, we have received approximately $0.1 million and earned approximately $0.2 million in connection with this agreement.

Back to Index

In March 2003, we restructured the terms of our joint venture so that a division of Tesco purchased our entire ownership interest in iVillage UK. We also entered into a twenty-year agreement with that division, subject to earlier termination upon the occurrence of certain events, whereby we will license to iVillage UK certain of our content and intellectual property, including trademarks and copyrights, for use in the United Kingdom and Ireland in connection with the business of the former joint venture exchange for the greater of a minimum monthly license fee or a percentage of iVillage UK’s gross revenues.

We lease office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. In addition, in the ordinary course of business we enter into agreements with various service providers for ad serving, satellite transmissions and  license/content arrangements. The following is a schedule of future minimum non-cancelable contractual obligations and the effect such obligations are expected to have on our liquidity and cash flows in future periods as of March 31, 2004 (in thousands):

	Total	Less than 1 year	1 – 3 years	3-5 years	Thereafter

Non-cancelable operating leases	$15,695	$2,130	$3,615	$2,967	$6,983
Purchase obligations	5,211	1,913	803	801	1,694

Total contractual obligations	$20,906	$4,043	$4,418	$3,768	$8,677

Capital expenditures were approximately $0.5 million for the three months ended March 31, 2004 and were primarily for computer hardware and software purchases as well as the capitalization of certain Web site development costs.  Our capital requirements depend on numerous factors, including:

•	market acceptance of our services;

•	the amount of resources we devote to investments in our business, including entering into joint ventures with and/or the acquisition of other entities;

•	the resources we devote to marketing;

•	the resources we devote to building the infrastructure necessary to enable us to sell subscription-based products and services; and

•	the resources we devote to selling our products and services.

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

Back to Index

licensor against claims arising from their use of our intellectual property or our use of their intellectual property; and agreements with initial purchasers and underwriters of our securities, under which we indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, historically we have had no obligation arising from these indemnifications, and because management does not expect these indemnifications to have a material and adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded as of March 31, 2004. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No., or FIN, 46R, “Consolidation of Variable Entities”, or FIN 46R. FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity by a company that bears the majority of risk of loss from the variable entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of this interpretation are effective for us beginning in the first quarter of fiscal 2004. The adoption of this interpretation did not have a material impact on our financial position, cash flows or results of operations.

Legal Proceedings

In January 2003, a Belgian court issued a judgment against Women.com in the amount of approximately 850,000 Euros, or approximately U.S. $1.0 million based on the Euro exchange rate as of May 10, 2004, relating to a claim by Euregio.net of copyright infringement. We are appealing the judgment in the Belgian court system, and we have been advised by outside counsel that Euregio.net would have to commence legal proceedings in the United States in order to enforce any judgment by a Belgian court.

Several plaintiffs have filed class action lawsuits in federal court against us, several of our present and former executives and our underwriters in connection with its March 1999 initial public offering.  A similar class action lawsuit was filed against Women.com Networks, Inc., or Women.com, several of its former executives and its underwriters in connection with Women.com’s October 1999 initial public offering.  The complaints generally assert claims under the Securities Act, the Exchange Act and rules and regulations promulgated by the Securities and Exchange Commission, or SEC.  The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys’ fees.

In February 2003, the defendants’ motion to dismiss certain of the plaintiffs’ claims was granted in part, but, for the most part, denied. In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The proposed settlement generally provides that the issuer defendants and related individual defendants will be released

Back to Index

from the litigation without any liability other than certain expenses incurred to date in connection with the litigation, the issuer defendants’ insurers will guarantee $1.0 billion in recoveries by plaintiff class members, the issuer defendants will assign certain claims against the underwriter defendants to the plaintiff class members, and the issuer defendants will have the opportunity to recover certain litigation-related expenses if the plaintiffs recover more than $5.0 billion from the underwriter defendants. The respective boards of directors of iVillage and Women.com each approved the proposed settlement in July 2003. The proposed settlement is now subject to approval by the other involved parties as well as to the final approval of the court. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

We believe, based upon the advice of outside legal counsel, that the aforementioned lawsuits and claims asserted against us and our subsidiary pursuant to these complaints are without merit and we intend to vigorously defend against these claims. If we lose our appeal of the judgment in the Belgian case or if the proposed settlement in the initial public offering “laddering” cases is ultimately not approved by the courts, defending against these claims could require the expenditure of significant financial and managerial resources, which could harm our business.

We are not currently subject to any other material legal proceedings. We may from time to time, however, become a party to various legal proceedings arising in the ordinary course of business.

Risk Factors

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.  If any of the following risks actually occur, our business, operating results and financial position could be harmed.  This could cause the trading price of our stock to decline, and you could lose all or part of your investment.  These risks should be read in conjunction with the other information set forth in this Form 10-Q and with iVillage’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Risks of Our Business

We have a history of net losses on a quarterly and annual basis, and a history of negative cash flows, and we may have further continuing losses from operations.

We have incurred significant net losses on an annual basis in each year of our operations, have a history of negative cash flows and may continue to incur net losses for the foreseeable future. We incurred net losses of approximately $0.9 million for the three months ended March 31, 2004, $27.1 million for the year ended December 31, 2003 and $33.9 million for the year ended December 31, 2002. As of March 31, 2004, we had an accumulated deficit of approximately $494.7 million.

Back to Index

We cannot assure you that we will be able to achieve, sustain or increase net income on a quarterly or annual basis. If our revenues grow slower than we anticipate, or if our operating expenses exceed expectations or cannot be adjusted accordingly, we will continue to suffer substantial losses.

Our quarterly and annual revenues and operating results are not indicative of future performance, are difficult to forecast and have been and are likely to continue to fluctuate.

We do not believe that period-to-period comparisons of our operating results are necessarily meaningful nor should they be relied upon as reliable indicators of future performance. This makes it difficult to forecast with certainty quarterly and annual revenues and results of operations. In addition, our operating results are likely to fluctuate significantly from fiscal quarter to quarter and year to year as a result of several factors, many of which are outside our control, and any of which could materially harm our business. Some of these factors include:

•	fluctuations in the demand for advertising or electronic commerce	•	fluctuations in marketing expenses and technology infrastructure costs

•	the unpredictability of our success in new revenue and cost reduction initiatives	•	changes in the level of traffic on our network of Web sites

•	the timing of custom publications or magazines based upon customers’ advertising and marketing initiatives	•	bankruptcies or other payment defaults of companies that are a source of revenues

•	volatility in the media market

Our revenues for the foreseeable future will remain primarily dependent on user traffic levels and advertising activity on our Web sites and, as a result, are difficult to forecast. In addition, the time between the date of initial contact with a potential advertiser or sponsor and the execution of a contract with the advertiser or sponsor may be lengthy, especially for larger, higher rate contracts, and is subject to delays over which we have little or no control, including:

•	advertisers’ and sponsors’ budgetary constraints	•	advertisers’ and sponsors’ internal reviews

•	the possibility of cancellation or delays of projects by advertisers or sponsors	•	the success and continued internal support of advertisers’ and sponsors’ own development efforts

We may be unable to adjust spending quickly enough to offset any unexpected reduction in revenues in a particular fiscal quarter or year, which may materially adversely affect our results of operations.

Back to Index

We have a small number of major customers and the loss of any number of these customers could adversely affect our business, financial condition and results of operations.

We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. As a result, the loss of even a small number of our largest customers at any one time would significantly reduce our revenue, which would adversely affect our business, financial condition and results of operations, unless we are able to enter into contracts to replace lost revenues.

Our five largest customers accounted for approximately 37% of total revenues for the three months ended March 31, 2004 and 33% of total revenues for the three months ended March 31, 2003. Our five largest customers accounted for approximately 27% of total revenues for the twelve months ended December 31, 2003. Wal-Mart, accounted for approximately 15% and Hearst, accounted for approximately 12% of total revenues for the three months ended March 31, 2004. No other single customer accounted for more than 10% of our total revenues for the three months ended March 31, 2004. One customer, Hearst accounted for approximately 13% of total revenues for the three months ended March 31, 2003. In 2003, Hearst accounted for approximately 11% of total revenues. At March 31, 2004, Hearst accounted for approximately 29% of the net accounts receivable.  At December 31, 2003, Hearst accounted for approximately 20% of the net accounts receivable.  Because our largest customers have varied over time in the past, we anticipate they will continue to do so in the future. The significance of revenues from any of our customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives.

If we are unable to turn our memorandum of understanding with Hearst into a definitive Agreement renewing our Amended and Restated Magazine and Content License Agreement prior to its expiration in June 2004 and either party terminates the current agreement, our business, financial condition and results of operations could be materially adversely affected.

Our contract with Hearst expires in June 2004, but continues on a month-to-month basis afterwards unless terminated by either party with 90 days prior notice. We have signed a memorandum of understanding with Hearst containing proposed terms for renewal of this agreement.  However, we cannot assure that this contract will be renewed on the terms specified in the memorandum of understanding, or at all. The guidance provided by management contemplates our ability to enter into a definitive agreement with Hearst on terms substantially similar to those contained in the memorandum of understanding. If we are unable to reach agreement on a renewal of the contract and if either party then terminates the agreement, our business, financial condition and results of operations could be materially adversely affected.

Restrictions on our ability to enter into sponsorship, advertising or other business relationships with Hearst’s competitors may adversely affect our business.

Our amended and restated magazine content license and hosting agreement with Hearst restricts our ability to enter into relationships with competitors of Hearst.  These restrictions may prevent us from expanding our network and enhancing our content and the visibility of our brand, and may cause us to forego potential advertising revenues from competitors of Hearst. Specifically, the agreement provides that we may not, without Hearst’s consent:

•	enter into any agreement to include in our network any Web sites for magazines that compete with Hearst magazines	•	display on our Web pages the brands, logos, trademarks or proprietary content of both Hearst and a Hearst competitor

Back to Index

•	display on the Hearst magazine Web sites any advertising or other promotional materials from magazines that compete with Hearst magazines

Our principal investors’ investments in our competitors may result in conflicts of interest that could harm our business.

Our principal investors, such as Hearst, Rho Capital Partners, Inc. and AOL, a division of Time Warner Inc., or Time Warner, may have conflicts of interests by virtue of their own businesses, as in the case of Time Warner and Hearst, or investments in other companies that may compete with us. These investments may result in a conflict of interest for our principal investors or result in the diversion of attractive business opportunities from our principal investors to other companies. We are unable to determine all of the competing investments held by these principal investors. In addition, we do not have the ability to constrain the investment activity of any of our principal investors and therefore cannot predict the extent of any future investments in businesses that are competitive with us.

Our business is highly dependent upon user traffic.

Our business is inherently dependent upon high user traffic levels. The rates we charge to advertisers and sponsors and the number of products and services we sell are directly related to the number of users visiting iVillage’s Web sites. User traffic from certain Web sites that are non-proprietary to iVillage are sometimes included in the reported information regarding our network of Web sites. These properties include the Hearst magazine Web sites and other parties who have agreed by contract to have traffic from their Web sites incorporated within our network. The number of users visiting our Web sites may decline. In addition, Hearst or other third parties may discontinue allowing us to include their Web sites as part of our network for traffic reporting purposes. Any decline in user traffic levels may cause our revenues to decrease and could have a material and adverse affect on our business, financial condition and results of operations.

Our business will be materially adversely affected if we cannot maintain the popularity of our Web site offerings among Internet users.

We will be successful only if a critical mass of Internet users, especially women, continue to view our Web sites as popular destinations on the Internet. It is difficult to predict the rate at which users will sample our offerings and the extent to which they will become members and/or return users.  At any time, users of our services might revert to other offerings. We cannot assure you that widespread use and acceptance of our offerings will occur. If we cannot maintain the popularity of our offerings among Internet users, our business, results of operations and financial condition will be materially adversely affected.

Back to Index

There is intense competition among media companies focused on women, and this competition could result in price reductions, reduced margins or loss of market share.

Increased competition could result in advertising and sponsorship price reductions, reduced margins or loss of market share, any of which could adversely affect our business, financial condition and results of operations. There are a large number of Web sites competing for the attention and spending of members, users and advertisers. Our Web sites compete for members, users and advertisers with the following types of companies:

•	Web search and retrieval and other online service companies, commonly referred to as portals, such as Time Warner’s AOL service, Microsoft Corporation’s MSN service and Yahoo! Inc.	•	online services or Web sites targeted at women, such as lifetime.com

		•	publishers and distributors of traditional media, such as television, radio and print

•	cable networks targeting women, such as Oxygen Media, Inc., Women’s Entertainment Network and Lifetime Television	•	e-commerce companies such as Amazon.com, Inc.

Lamaze Publishing’s magazines directly compete with publishers of pre- and post-natal publications such as Gruner and Jahr, Primedia and Time Inc. These publishers have substantially greater marketing, research and financial resources than Lamaze Publishing. Increased competition may result in less advertising in Lamaze Publishing’s magazines and a decline in Lamaze Publishing’s advertising rates, which could adversely affect our business, financial condition and results of operations.

If we fail to attract and retain key personnel, our business would be materially adversely affected.

Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly Douglas W. McCormick, our Chairman of the Board and Chief Executive Officer. Mr. McCormick’s current employment agreement expires in May 2005. The loss of the services of Mr. McCormick would likely harm our business. We currently do not maintain “key person” life insurance for any of our senior management.

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

Back to Index

We rely on third parties to provide reliable software, systems and related services.

We depend on various third parties for software, systems and related services, including SAAVIS Communications Corporation, or SAAVIS, Verio, Inc., or Verio, Google, Inc., or Google, DoubleClick, Inc., Tacoda Systems, Inc. and Prospero Technologies LLC. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our product and service offerings to our advertisers, sponsors and users could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational difficulties. Although we are confident that alternative service providers are available, we cannot assure that we will be able to obtain such services on as favorable terms as we currently receive or in a timely manner.

We rely on third parties to adequately measure the demographics of our user base.

It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Web sites. We depend on third parties to provide many of these measurement services and to do so accurately and reliably. If these third parties are unable or unwilling to provide these services to us in the future, we would need to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business until these services are replaced. Companies may choose not to advertise on our Web sites or may pay us less for our sponsorship or advertising if they perceive our demographic measurements as not reliable.

We are subject to legal proceedings that could result in liability and adversely affect to our business.

From time to time, we have been, and expect to continue to be, subject to legal proceedings that individually, or in the aggregate, could adversely affect our business.

•
A Belgian court issued a judgment against Women.com, relating to alleged copyright infringements, in the amount of approximately 850,000 Euros (approximately U.S. $1.0 million based on the Euro exchange rate as of May 10, 2004) in January 2003. The continuing defense of this action could involve significant legal expense, diversion of management attention and, ultimately, we may be required to pay the judgment awarded by the Belgian court.

•
Several plaintiffs have filed class action lawsuits in federal court against us, several of our former executives and our underwriters in connection with our March 1999 initial public offering. A similar class action lawsuit was filed against Women.com, several of our former executives and Women.com’s underwriters in connection with Women.com’s October 1999 initial public offering. In June 2003, the parties agreed in principle to settle the matter, along with similar lawsuits against other issuers. If the proposed settlement is ultimately not approved by the courts, even if these claims are not meritorious, defending against them could require the expenditure of significant financial and managerial resources, which could harm our business.

Back to Index

Our operation of IVPN poses a number of risks that could materially adversely affect our business strategy.

There are a number of risks in operating IVPN related to Lamaze Publishing, Baby Steps magazine and The Newborn Channel, including a Spanish audio overlay, and the Wellness Channel, all of which we refer to as the Channels, which are all primarily non-Internet businesses, including:

•	the competitiveness of the media, television and publishing industries	•	our ability to continue to commercialize and protect the Lamaze mark

•	our ability to maintain and market the Lamaze.com Web site	•	demand for our custom publications and controlled circulation magazines

•	our ability to sell advertising and sponsorships on IVPN’s magazines, videos, the Channels and our websites	•	our ability to identify and predict trends in a timely manner that may impact consumer tastes in baby- and health-related information on IVPN’s Channels

Our failure to perform the functions required for the operation of IVPN in an efficient and timely manner could result in a disruption of IVPN’s operations that could result in a loss of revenues and have a material and adverse effect on our business strategy.

Our business could be adversely affected if transmission of the Channels were interrupted.

There is a risk that the satellite or the in-hospital delivery system which transmits the Channels may malfunction, which would result in an interruption of broadcasts. Extreme adverse weather conditions or third parties could damage or disable receivers and transmitters on the ground hindering transmission of the Channels’ signal. This satellite is scheduled to go offline in 2005. Upon the expiration of the contract or in the event of an unforeseen earlier interruption of service, we would need to either negotiate a new contract, find another satellite provider and/or invest in alternative technology to distribute the service. If any of these events occur, there may be a period of time before transmission of all or some of the Channels could resume. Any interruption in our ability to transmit the Channels could jeopardize our viewer base and negatively impact our revenues related to the Channels.

We may not be able to expand our business through acquisitions and joint ventures and, even if we are successful, our operations may be materially adversely affected as a result of an acquisition or joint venture.

Our business strategy includes growth through business combinations, acquisitions and joint ventures. Our business could be materially adversely affected if we are unable to implement this business strategy. Our ability to implement this business strategy depends in large part on our ability to compete successfully with other entities for acquisition candidates and joint venture partners. Factors affecting our ability to compete successfully in this regard include:

•	our financial condition relative to the financial condition of our competitors	•	our ability to obtain additional financing from investors

Back to Index

•	the attractiveness of our common stock as potential consideration for entering into these types of transactions as compared to the common stock of other entities competing for these opportunities	•	our available cash, which in turn depends upon our results of operations and the cash demands of our business

Many of the entities with which we compete for acquisition candidates and joint venture partners have greater financial resources than we do. In addition, our ability to make acquisitions using our stock has been materially adversely affected by the overall decline in the market price of our common stock over the last several years.

If, despite these factors, we are successful in entering into additional business combinations, acquisitions and joint ventures, our business, financial condition and results of operations could be materially adversely affected if we are unable to integrate the operations of the acquired companies or joint ventures. Our ability to integrate the operations of the acquired companies or joint ventures will depend, in part, on our ability to overcome or address:

•	the difficulties of assimilating the operations and personnel of the acquired companies and the potential disruption of our ongoing business	•	the need to incorporate successfully the acquired or shared technology or content and rights into our products, services and media properties

•	the difficulties of establishing a new joint venture, including the need to attract and retain qualified personnel and the need to attract customers and advertisers	•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel or reduction of personnel

•	the difficulties of maintaining uniform standards, controls, procedures and policies

In addition, completing acquisitions could require use of a significant amount of our available cash. Furthermore, we may have to issue equity or equity-linked securities to pay for future acquisitions, and any of these issuances could be dilutive to existing and future stockholders. Acquisitions and investments may also have negative effects on our reported results of operations due to acquisition-related charges, amortization of acquired technology and other intangibles, and/or actual or potential liabilities, known and unknown, associated with the acquired businesses or joint ventures. Any of these acquisition-related risks or costs could materially adversely affect our business, financial condition and results of operations.

Back to Index

If we fail to maintain effective internal financial and managerial systems, controls and procedures, our results of operations may be materially adversely affected.

In the past, we have sought cost reductions through increased managerial efficiencies and expense reduction initiatives, including targeted staff reductions. These reductions in workforce placed a significant strain on our managerial staff, financial controls and operational resources as our employees have assumed greater responsibilities and learned to manage their increased workload with reduced resources. We continue to evaluate our operational and financial systems and our managerial controls and procedures to determine what additional changes, if any, might help us to manage our current operations better. We face the risk that our systems, procedures and controls might not be adequate to support our operations or to maintain accountability for our assets. Any such failure could have a material and adverse effect on our business, financial condition and results of operations.

Risks Related to Our Industry

The operating performance of computer systems and Web servers is critical to our business and reputation.

Any system failure, including network, software or hardware failure, due to a computer virus or otherwise, that causes an interruption in our Internet offerings could result in reduced traffic on our Web sites and reduced revenues for our business. Substantially all of our communications hardware and some of our other computer hardware operations are located at SAAVIS’ facilities in New Jersey and Verio’s facilities in California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. We do not presently have any secondary “off-site” systems or a formal disaster recovery plan.

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

Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. In addition, we cannot assure you that SAAVIS, which purchased the assets of Cable and Wireless Plc and Exodus Communications, Inc., both of which had filed for bankruptcy protection, and Verio will be able to provide sufficient services for us or that we would be able to engage satisfactory alternative service providers.

Back to Index

If the Internet fails to gain further acceptance as a medium for advertising, we would have slower revenue growth than expected and would incur greater than expected losses.

We compete with traditional advertising media, including television, radio and print, along with other high-traffic Web sites, for sponsorships and advertising expenditures. Although there are currently several standards to measure the effectiveness of Internet advertising, the industry has had difficulty convincing potential advertisers that Internet advertising is a significant advertising medium. Advertisers and advertising agencies that have historically relied on traditional forms of advertising may be reluctant or slow to adopt online advertising. In addition, advertisers and advertising agencies that use the Internet as an advertising medium may find online advertising to be less effective for promoting their products and services than traditional advertising media. Advertisers and advertising agencies that have invested substantial resources in traditional methods of advertising may also be reluctant to reallocate their resources to online advertising. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user’s computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising. If the market for online advertising fails to develop or develops more slowly than we expect, or if we are unable to adapt to new forms of Internet advertising, we would have slower than expected revenue growth and would incur greater than expected losses, and our business, results of operations and financial condition would be adversely affected.

Web-based business models are still evolving and make it difficult to predict our long-term revenues.

A decrease in revenues relating to changes in Internet advertising pricing models or our inability to convert users to purchasers of our products and services could materially adversely affect our business, results of operations and financial condition. Different pricing models are used to sell advertising on the Internet, including models based on the number of impressions delivered, numbers of click-throughs by users and number of key words to which an advertisement is linked. It is difficult to predict which, if any, of the models will emerge as the industry standard. This uncertainty makes it difficult to project our long-term advertising rates and revenues.

Furthermore, consumer reluctance to subscribe to or pay for Internet content may limit our ability to supplement Internet advertising as our most significant source of revenue in the foreseeable future. Inability to supplement our advertising revenues could limit our growth and adversely affect our business.

We may be unable to respond to the rapid technological change in our industry.

Our product and service offerings compete in a market characterized by rapidly changing technologies, frequent innovations and evolving industry standards. A growing number of individuals access the Internet through devices other than personal computers, such as cell phones, personal digital assistants or television set-top devices. The low resolution, functionality and memory currently associated with some of these alternative devices might prevent or impede users from accessing our graphics-rich Web sites.  Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our offerings. We could incur substantial costs to modify our services or infrastructure to adapt to the changing technology environment.

Back to Index

Possible infringement by third parties of our intellectual property rights could have a material and adverse affect on our business, financial condition and results of operations.

We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Enforcing our intellectual property rights could entail significant expense and could prove difficult or impossible. Any infringement or misappropriation by third parties could have a material and adverse effect on our business, financial condition and results of operations. Furthermore, we have invested resources in acquiring domain names for existing and potential future use. We cannot guarantee that we will be entitled to use these domain names under applicable trademark and similar laws or that other desired domain names will be available.

New privacy and data security laws may require changes in our practices, and there is a potential for enforcement actions due to noncompliance.

Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise seriously harm our business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. There is a trend toward more burdensome regulations and stiffer penalties, all of which could negatively impact our business. There is also a trend toward giving consumers greater information regarding control over how their personal data is used, and requiring notification where unauthorized access to such data occurs.

In particular, several jurisdictions, including foreign countries, have recently proposed and/or adopted privacy-related laws that restrict or prohibit unsolicited email solicitations, commonly known as “spamming,” and that impose significant monetary and other penalties for violations. These laws may increase concern on the part of advertisers regarding advertising in our email newsletters, and advertisers may seek to impose indemnity obligations on us in an attempt to mitigate any liability under these laws. Moreover, Internet service providers may increasingly block legitimate marketing emails in an effort to comply with these laws.

One such law, the CAN-SPAM Act of 2003, or CAN-SPAM, became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with the sending of commercial email. The language of CAN-SPAM contains ambiguities, and CAN-SPAM has yet to be interpreted by the courts. Depending on how it is interpreted, CAN-SPAM may impose burdens on our email marketing practices, on joint marketing initiatives that we undertake with our business partners, and on features of our services.  CAN-SPAM also requires the Federal Trade Commission to report to Congress regarding the advisability of a federal “Do-Not-E-Mail Registry.” If the registry is created, it could have a detrimental effect on our ability to continue our email marketing practices as well as advertisers’ willingness to participate in email marketing.

In addition to impacting our business through decreased collection and use of user data, the enactment of privacy and data security laws may increase our legal compliance costs. While

Back to Index

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

Data security laws are becoming more stringent in the United States and abroad. Third parties are engaging in increased cyber-attacks against companies doing business on the Internet, and individuals are increasingly subjected to identity and credit card theft on the Internet. Although we use what we consider to be industry standard security measures, there is a risk that we may fail to prevent such activities and that users or others may assert claims against us. In addition, the Federal Trade Commission and state consumer protection authorities have brought a number of enforcement actions against U.S. companies for alleged deficiencies in those companies’ data security practices, and they may continue to bring such actions. Enforcement actions, which may or may not be based upon actual cyber attacks or other breaches in such companies’ data security, present an ongoing risk of liability to us, could result in a loss of users and could damage our reputation.

We may face potential liability, loss of users and damage to our reputation for violation of privacy practices.

Our privacy policy prohibits the sale or disclosure to any third party of any member’s personal identifying information. Growing public concern about privacy and the collection, distribution and use of information about individuals may subject us to increased regulatory scrutiny and/or litigation. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we are accused of violating the stated terms of our privacy policy, we may face a loss of users and damage to our reputation and be forced to expend significant amounts of financial and managerial resources to defend against these accusations and we may face potential liability.

We may be liable if third parties misappropriate our users’ personal information.

Third parties may be able to hack into or otherwise compromise our network security or otherwise misappropriate our users’ personal information or credit card information. If our network security is compromised, we could be subject to liability arising from claims related to, among other things, unauthorized purchases with credit card information, impersonation or other similar fraud claims or other misuse of personal information, such as for unauthorized marketing purposes.  Consumer protection privacy regulations could impair our ability to obtain information about our users, which could result in decreased advertising revenues.

We ask our members and users to “opt-in” to receive special offers and other direct marketing opportunities from us, our advertisers and partners. Our network also requests and obtains personal data from users who register to become members of the network. Registration as a member is required in order for users to have full access to the services offered by our network. Personal data gathered from members is used to personalize or tailor content to them and is provided, on an aggregate basis, to advertisers to assist them in targeting their advertising

Back to Index

campaigns to particular demographic groups. Current or prospective advertisers evaluate our ability to provide user data to support targeted advertising. Privacy concerns may cause users to resist providing personal data, however. If we become unable to collect personal data from a sufficient number of our users, we may lose significant advertising revenues.

Changes in public acceptance of email marketing, and the perception of security and privacy concerns, may indirectly inhibit market acceptance of our use of personal data. Our failure to implement industry-standard Platform for Privacy Preferences protocols could discourage users from using our Web sites, products and services and from providing their personal data to us. In addition, pending and recently enacted legislative or regulatory requirements that businesses notify Internet users that their data may be used by marketing entities to direct product promotion and advertising to the user may heighten these concerns.

Our network also uses “cookies” to track user behavior and preferences. A cookie is information keyed to a specific server, file pathway or directory location that is stored on a user’s hard drive, possibly without the user’s knowledge, but is generally removable by the user. Information gathered from cookies is used by us to tailor content to users of our network and may also be provided to advertisers on an aggregate basis. In addition, advertisers may themselves use cookies to track user behavior and preferences. A number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. If these laws are passed, it may become more difficult for us to tailor content to our users, making our network less attractive to users. Similarly, the unavailability of cookies may restrict the use of targeted advertising, making our network less attractive to advertisers and causing us to lose significant advertising revenues.

We may face potential products liability claims based upon our iVillageSolutions products.

As with other retailers, distributors and manufacturers of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that the use of our iVillageSolutions products results in injury or death. We may be subjected to various product liability claims, including, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. Insurance may not be adequate to cover any liabilities and may not continue to be available at a reasonable cost.

Our business could be affected by future terrorist attacks or acts of war.

The terrorist attacks in the United States in recent years disrupted global commerce. The continued threat of future terrorist attacks in the United States, and particularly in New York City where our headquarters are located, acts of war involving the United States, or any response of the United States government to any future terrorist actions or acts of war, may cause future significant disruptions in commerce throughout the world. The proximity of our headquarters to certain possible targets in New York City could, in the event of war or future terrorist attacks, result in damage to or destruction of our headquarters as well as the permanent or temporary loss of key personnel. We have not developed a disaster recovery plan and we cannot assure that our

Back to Index

insurance coverage would adequately reimburse us for any damages suffered as a result of a terrorist attack or act of war.

Risks Related to Our Common Stock

As of March 31, 2004, Hearst owned approximately 31% of our outstanding common stock and had three representatives on our board of directors. As a result, Hearst is able to significantly influence our corporate direction and policies.

Hearst’s board representation and stock ownership allows Hearst to significantly influence our corporate direction and policies, including any mergers, acquisitions, consolidations, strategic relationships or sales of assets. Hearst’s board representation and stock ownership may also discourage or prevent transactions involving an actual or potential change of control, including transactions in which our stockholders would otherwise receive a premium for their shares.

As of March 31, 2004, Hearst owned approximately 31% of our outstanding common stock. Pursuant to an amended and restated stockholder agreement we entered into with Hearst on June 20, 2001, we appointed three Hearst representatives to our board of directors, with one Hearst designee appointed to each class of director. The amended and restated stockholder agreement provides that the number of Hearst representatives is subject to reduction if Hearst’s ownership of our common stock falls below certain threshold levels. There is also a Hearst representative on our nominating and compensation committees.

Although Hearst is required to vote all shares that it holds in excess of 25% (subject to adjustment) of our outstanding voting securities in accordance with the recommendation of our board of directors, Hearst may effectively control certain stockholder actions, including approving changes to our certificate of incorporation or by-laws and adopting or changing equity incentive plans. Hearst’s effective control over stockholder actions may also determine the outcome of any merger, consolidation, sale of all or substantially all of our assets or other form of change of control that we might consider. In addition, the interests of Hearst, which owns or has significant investments in other businesses, including cable television networks, newspapers, magazines and electronic media, may from time to time compete with, or otherwise diverge from, our interests, particularly with respect to new business opportunities and future acquisitions.

Back to Index

Market fluctuations or volatility could cause the market price of our common stock to decline and limit our ability to raise capital.

The stock market in general and the market for stocks of Internet-based companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performance of the affected companies. The market price of the securities of Internet companies has been highly volatile and is likely to remain so in the future. We believe that in the past, similar levels of volatility have contributed to the decline in the market price of our common stock, and may do so again in the future. Trading volumes of our common stock can increase dramatically, resulting in a volatile market price for our common stock. In addition, the trading price of our common stock could decline significantly as a result of sales of a substantial number of shares of our common stock, or the perception that significant sales could occur. In the past, securities class action litigation has been brought against companies that experienced volatility in the market price of their securities. Market fluctuations in the price of our common stock could also adversely affect our ability to sell equity securities at a price we deem appropriate.

If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decrease significantly.

Public market analysts and investors have not been able to develop consistent financial models for the Internet market because of the unpredictable rate of growth of Internet use, the rapidly changing models of doing business on the Internet and the Internet’s relatively low barriers to entry. Our sales cycle is also unpredictable and sales to advertisers or sponsors forecast in a particular period may be delayed or may not otherwise occur based upon the timing of our customers’ own marketing initiatives.  As a result, and because of the other risks noted in this discussion, our actual results might not meet the expectations of public market analysts and investors in future periods. If this occurs, the price of our common stock will likely decrease.

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

Future sales of our stock could affect our share price.

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

Back to Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2004 and December 31, 2003, our financial instruments include cash and cash equivalents. Cash equivalents include interest bearing accounts. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our interest bearing accounts. We do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. While we maintain our cash and cash equivalents in highly rated financial institutions, at times these balances exceed insurable amounts.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds.

On January 14, 2004, Hearst Communications, Inc. exercised a warrant it received in connection with a securities purchase agreement related to our acquisition of Women.com and purchased 2,065,695 shares of common stock for $0.01 per share. Pursuant to its terms, the warrant became exercisable when the average closing price of our common stock had exceeded $3.75 for 15 consecutive trading days prior to January 14, 2003. We relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, or Securities Act, for the sale of the securities issued in connection with the exercise of this warrant.

Back to Index

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

(i) 7, 12
Reporting the Company’s financial results for the three months and year ended December 31, 2003 (The information furnished under Items 7 and 12 and Exhibit 99.1 is not incorporated by reference into existing or future registration statements).
February 3, 2004

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iVILLAGE INC.
(Registrant)

Dated: May 14, 2004	By:	/s/ DOUGLAS W. MCCORMICK
Douglas W. McCormick
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2004	By:	/s/ SCOTT LEVINE
Scott Levine
Chief Financial Officer (Principal Financial Officer)

Back to Index

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation, as amended, of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-A/A registration statement, filed on April 4, 2004).

3.2	By-Laws, as amended, of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Form 8-A/A registration statement, filed on April 4, 2004).

10	Memorandum of Understanding, dated May 12, 2004, between Hearst Communications, Inc. and iVillage Inc.

11	Statement re: computation of earnings per share.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32
Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.