Form 10-Q
period 2004-06-30
IVILLAGE INC
filed 2004-08-13
CIK 1074767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-25469

iVillage Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3845162 (IRS Employer Identification No.)

500 Seventh Avenue, New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 11, 2004, the registrant had outstanding 71,460,441 shares of common stock.

iVillage Inc.
Form 10-Q
For the Quarter ended June 30, 2004

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

Back to Index

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

iVillage Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	June 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents.	$17,438	$15,823
Accounts receivable, less allowance for doubtful accounts of $1,099 and $1,134 as of June 30, 2004 and December 31, 2003, respectively	7,447	5,980
Accounts receivable – related parties	1,041	1,537
Prepaid rent	318	318
Other current assets	4,343	3,520

Total current assets	30,587	27,178

Fixed assets, net	7,447	7,269
Goodwill, net	22,580	22,580
Intangible assets, net	9,662	11,989
Prepaid rent, net of current portion	3,279	3,354
Other assets	158	158

Total assets	$73,713	$72,528

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,291	$10,237
Accounts payable and accrued expenses – related parties	247	204
Deferred revenue	3,904	3,323
Deferred rent	144	144
Other current liabilities.	97	190

Total current liabilities	14,683	14,098

Deferred rent, net of current portion	1,411	1,483

Total liabilities	16,094	15,581

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock – par value $.01, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	—	—
Common stock – par value $.01, 200,000,000 shares authorized; 60,273,349 and 57,233,470 shares issued at June 30, 2004 and December 31, 2003, respectively; 59,269,903 and 56,230,024 shares outstanding as of June 30, 2004 and December 31, 2003, respectively	603	572
Additional paid-in capital	552,116	550,892
Treasury stock at cost (1,003,446 shares)	(430)	(430)
Stockholders’ notes receivable	(44)	(241)
Accumulated deficit	(494,626)	(493,846)

Total stockholders’ equity	57,619	56,947

Total liabilities and stockholders’ equity	$73,713	$72,528

The accompanying notes are an integral part of these condensed consolidated financial statements

Back to Index

iVillage Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Revenues:
Revenues	$14,523	$11,583	$27,923	$22,535
Revenues – related parties	1,975	1,621	4,082	3,261

Total revenues	16,498	13,204	32,005	25,796

Operating expenses:
Editorial, product development and technology	7,013	7,054	14,524	14,629
Sales and marketing	4,723	5,033	9,108	10,475
Sales and marketing – Hearst Communications, Inc.	—	—	—	83
General and administrative	2,885	3,065	5,793	6,097
Lease restructuring charge and related impairment of fixed assets	—	4,025	—	4,025
Depreciation and amortization	1,953	2,225	3,757	4,948
Impairment of goodwill, intangible assets and fixed assets	—	4,029	—	4,029

Total operating expenses	16,574	25,431	33,182	44,286

Loss from operations	(76)	(12,227)	(1,177)	(18,490)
Interest income, net	50	41	68	130
Other income, net	34	—	86	—
Gain on sale of joint venture interest	76	200	243	225

Net income (loss) before minority interest	84	(11,986)	(780)	(18,135)
Minority interest	—	(73)	—	(60)

Net income (loss)	$84	$(12,059)	$(780)	$(18,195)

Per share data:
Basic net income (loss) per share	$0.00	$(0.22)	$(0.01)	$(0.33)

Diluted net income (loss) per share	$0.00	$(0.22)	$(0.01)	$(0.33)

Weighted average shares of common stock outstanding
used in computing basic net income (loss) per share	59,079	55,550	58,761	55,542

Weighted average shares of common stock outstanding
used in computing diluted net income (loss) per share	64,425	55,550	58,761	55,542

The accompanying notes are an integral part of these condensed consolidated financial statements

Back to Index

iVillage Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Cash flows from operating activities:
Net income (loss)	$84	$(12,059)	$(780)	$(18,195)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Impairment of goodwill, intangible assets and fixed assets	—	4,029	—	4,029
Depreciation and amortization	1,953	2,225	3,757	4,948
Deferred rent amortization	(36)	(82)	(72)	(168)
Bad debt expense	—	90	—	188

Non-cash print advertising expense	—	—	—	83
Expense recognized in connection with
issuance/modification of terms of stock options	19	29	19	75
Minority interest	—	73	—	60
Lease restructuring charge and related impairment of fixed
assets	—	4,025	—	4,025
Gain on sale of joint venture interest	(76)	(200)	(243)	(225)
Changes in operating assets and liabilities:
Accounts receivable	(1,871)	(1,727)	(971)	(234)
Prepaid rent	37	—	75	—
Restricted cash and other assets	(423)	45	(681)	528
Accounts payable and accrued expenses	1,020	109	97	(702)
Lease restructuring	—	(31)	—	(31)
Deferred revenue	753	1,593	581	1,250

Net cash provided by (used in) operating activities	1,460	(1,881)	1,782	(4,369)

Cash flows from investing activities:
Purchase of fixed assets	(1,064)	(175)	(1,609)	(690)
Cash paid less cash acquired for acquisition of
Promotions.com, Inc.	—	—	—	(9)
Proceeds from the sale of joint venture interest	76	75	151	567

Net cash used in investing activities	(988)	(100)	(1,458)	(132)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	518	67	1,094	67
Principal payments on stockholders’ notes receivable	83	14	197	14

Net cash provided by financing activities	601	81	1,291	81

Net increase (decrease) in cash for the period	1,073	(1,900)	1,615	(4,420)
Cash and cash equivalents, beginning of period	16,365	18,866	15,823	21,386

Cash and cash equivalents, end of period	$17,438	$16,966	$17,438	$16,966

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

iVillage.com	An online destination providing practical solutions on a range of topics and everyday support for women 18 years of age and over.

Astrology.com	An online destination for individuals seeking daily horoscopes, astrological content and personalized forecasts.

iVillage Consulting	Assists companies in the creation and development of Web sites, digital commerce platforms and other aspects of technological infrastructures, primarily for Hearst Communications, Inc., and its affiliates, or Hearst, a related party.

Promotions.com	Includes Promotions.com and Webstakes.com, which offer online and offline promotions and direct marketing programs that are integrated with customers’ marketing initiatives.

IVPN	Through IVPN, iVillage operates iVillage Integrated Properties, Inc., or IVIP, the operator of The Newborn Channel, and Lamaze Publishing Company, or Lamaze Publishing, publisher of Lamaze Parents, which collectively provide informational and instruction almagazines, custom publications, television programming, videos and online properties of interest to expectant and new parents.

PAG	Comprised of Business Women’s Network, Diversity Best Practices and Best Practices in Corporate Communications, each offering an extensive database of pertinent information and events to subscribing companies and members, and relevant publications.

iVillage has historically incurred net losses and negative cash flows on an annual basis. However, management believes that iVillage’s current funds, together with the recently completed securities offering (See Note 9 – Subsequent Events – Securities Offering) and past cost reductions, will be sufficient to enable iVillage to meet its planned expenditures through the next twelve months. Factors that could adversely affect iVillage’s ability to achieve profitable operations include the loss of any of iVillage’s major customers, a significant downturn in the advertising market or economy in general, and iVillage’s ability to generate significantly increased annual revenues.

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

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements of iVillage as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003, respectively, included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Article 10 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with iVillage’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate intercompany elimination adjustments, necessary to present fairly the financial position of iVillage at June 30, 2004 and the results of its operations and its cash flows for the three and six months ended June 30, 2004 and 2003, respectively. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revenues, Receivables and Customer Concentration

One customer, Hearst, a related party, accounted for approximately 12% of total revenues for the three months ended June 30, 2004. Wal-Mart Stores, Inc. and its affiliates, or Wal-Mart, and Hearst, each accounted for approximately 12% of total revenues for the six months ended June 30, 2004. iVillage’s five largest customers accounted for approximately 28% of total revenues for the three months ended June 30, 2004, and approximately 32% of total revenues for the six months ended June 30, 2004. One customer, Hearst, accounted for approximately 12% of total revenues for the three months ended June 30, 2003 and approximately 13% of total revenues for the six months ended June 30, 2003. iVillage’s five largest customers accounted for approximately 26% of total revenues for the three months ended June 30, 2003 and approximately 27% of total revenues for the six months ended June 30, 2003. At June 30, 2004, Hearst accounted for approximately 12% of total net accounts receivable and at December 31, 2003, Hearst accounted for approximately 20% of total net accounts receivable. The significance of revenues from any of iVillage’s customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives.

Included in total revenues are barter transactions which totaled approximately $1.1 million, or 7% of total revenues, for the three months ended June 30, 2004, and approximately $2.0 million, or 6% of total revenues, for the six months ended June 30, 2004. For the corresponding periods in 2003, barter transactions totaled approximately $1.0 million, or 7% of total revenues, for the three months ended June 30, 2003, and approximately $2.0 million, or 8% of total revenues, for the six months ended June 30, 2003.

Fixed Assets and Intangibles

Depreciation of equipment, furniture and fixtures, and computer software is provided for by the straight-line method over their estimated useful lives ranging from one to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions and expenditures which extend the useful lives of existing assets are capitalized, and repairs and maintenance costs are charged to operations as incurred. Amortization of intangible assets are over the expected life of the related asset and range from one to ten years. Effective January 1, 2002, iVillage adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144, regarding the recognition and measurement of the impairment of long-lived assets to be held and used.

iVillage assesses the recoverability of its fixed assets and intangible assets by determining whether the unamortized balance over the assets’ remaining lives can be recovered through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce the net amounts to an amount consistent with forecasted future cash flows, discounted at a rate commensurate with the risk associated when estimating future discounted cash flows. Future cash flows are based on trends of historical performance and iVillage’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Accrued Expenses

In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. iVillage reversed approximately $0.3 million of accruals included in operating expenses primarily due to the renegotiation of a vendor contract with substantial changes in the terms and conditions of the original contract which provided a one-time benefit in each of the three and six months ended June 30, 2004. iVillage reversed no amount and approximately $0.1 million due to changes in estimates previously provided for in the three and six months ended June 30, 2003, respectively. These amounts were offset by additional accruals for various operating expenses.

Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income/(loss) per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

Included in the June 30, 2004 and June 30, 2003 calculation of weighted average number of shares of common stock outstanding are 58,394 shares and 189,404 shares, respectively, which have not been issued. These shares are being held, respectively, for former Women.com Networks, Inc., or Women.com, and Promotions.com stockholders that have not yet exchanged their respective shares for shares of iVillage during the periods presented, but are entitled to do so.

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock options and warrants in the amount of 901,811 shares for the three months ended June 30, 2004, were not included in the computation of diluted net income per share as they were anti-dilutive. Stock options and warrants in the amount of 8,445,590 shares for the six months ended June 30, 2004, were not included in the computation of diluted net loss per share as they were anti-dilutive as a result of net losses during the period. Stock options and warrants in the amount of 12,157,010 shares for each of the three and six months ended June 30, 2003, were not included in the computation of diluted net loss per share as they were anti-dilutive as a result of net losses during the periods presented.

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

	($ in thousands except per share data)
Net income/(loss) – as reported	$84	$(12,059)	$(780)	$(18,195)

Weighted average shares of common
stock outstanding – basic	59,079	55,550	58,761	55,542
Assumed conversion of dilutive securities	5,346	—	—	—

Weight average shares of common
stock outstanding – diluted	64,425	55,550	58,761	55,542

Basic net income/(loss) per share	$0.00	$(0.22)	$(0.01)	$(0.33)

Diluted net income/(loss) per share	$0.00	$(0.22)	$(0.01)	$(0.33)

Stock-Based Compensation

iVillage applies Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations in accounting for its stock option issuances, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. No compensation cost related to grants of stock options was reflected in iVillage’s net income/(loss), as all options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Compensation cost related to the modification of stock option terms is measured at the quoted market price of iVillage’s common stock at the measurement date and is amortized to expense over the vesting period. Compensation costs related to the modification of stock option terms was approximately $19,000 for the three months ended June 30, 2004, and $29,000 for the comparable period in 2003. For the six months ended June 30, 2004, compensation costs related to the modification of stock option terms was approximately $19,000, and $0.1 million for the comparable period in 2003. If compensation cost for iVillage’s stock options, utilizing the Black Scholes model, had been determined based on the fair value of the stock options at the grant date for awards in the three and six months ended June 30, 2004 and 2003 consistent with the provisions of SFAS 123, iVillage’s net income/(loss) would have been adjusted to the pro forma amounts indicated below:

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

	($ in thousands except per share data)
Net income/(loss) – as reported	$84	$(12,059)	$(780)	$(18,195)
Stock-based compensation expense
determined under SFAS 123	(201)	(1,287)	(1,161)	(4,680)

Net loss – pro forma	$(117)	$(13,346)	$(1,941)	$(22,875)

Basic and diluted net income/(loss)
per share – as reported	$0.00	$(0.22)	$(0.01)	$(0.33)

Basic and diluted net loss per share –
pro forma	$(0.00)	$(0.24)	$(0.03)	$(0.41)

Because options vest over several years and additional option grants are expected to be made in future years, the above pro forma results are not representative of the pro forma results for the full fiscal year or any future periods.

The weighted average assumptions used for grants made in 2004 and 2003 are as follows:

	Options granted during the
	six months ended
	June 30,

	2004	2003

Risk-free interest rate	2.71%	2.31%
Expected option life	4 years	4 years
Dividend yield	0.00%	0.00%
Volatility	91.00%	108.00%

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

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the components of goodwill, net as of December 31, 2003 and June 30, 2004 (in thousands):

	December 31,		Impairment	June 30,
	2003	Acquisition	losses	2004

Reporting unit – 1	$19,084	$—	$—	$19,084
Reporting unit – 2	1,693	—	—	1,693
Reporting unit – 3	1,803	—	—	1,803

	$22,580	$—	$—	$22,580

Reporting unit –	1 includes iVillage Inc., Women.com Networks, Inc., Knowledgeweb, Inc., and Cooperative Beauty Ventures, L.L.C.

Reporting unit –	2 includes iVillage Parenting Network, Inc., Lamaze Publishing Company and iVillage Integrated Properties, Inc.

Reporting unit –	3 includes Public Affairs Group, Inc.

Note 3 – Intangible Assets

iVillage reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS 144.

Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from one to ten years. The following table sets forth the components of the intangible assets subject to amortization as of June 30, 2004 and December 31, 2003 (in thousands):

		June 30, 2004			December 31, 2003

	Range of	Gross			Gross
	useful	carrying	Accumulated		carrying	Accumulated
	life	amount	amortization	Net	amount	amortization	Net

Advertiser and member
lists and customer
contracts	2-10 years	$20,727	$(12,898)	$7,829	$20,727	$(11,253)	$9,474
Trademarks and
domain names	3 years	3,227	(3,154)	73	3,227	(2,775)	452
Licensing agreement	10 years	2,900	(1,410)	1,490	2,900	(1,265)	1,635
Technology	3 years	935	(665)	270	935	(507)	428
Non-competition
agreements	1 years	810	(810)	—	810	(810)	—
Content	3 years	600	(600)	—	600	(600)	—

		$29,199	$(19,537)	$9,662	$29,199	$(17,210)	$11,989

Amortization expense for the three months ended June 30, 2004 was approximately $1.2 million and $2.3 million for the six months ended June 30, 2004. Amortization expense for the three months ended June 30, 2003 was approximately $1.3 million and $2.5 million for the six months ended June 30, 2003.

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Estimated amortization expense for the twelve months ending June 30 are as follows (in thousands):

2005	$2,237
2006	1,873
2007	1,785
2008	1,760
2009	1,760

$9,415

Note 4 – Deferred Gain on Sale of Joint Venture Interest

In March 2003, iVillage and Tesco.com Limited, a division of Tesco, PLC, or Tesco, restructured the terms of their joint venture so that Tesco purchased iVillage’s entire ownership interest in iVillage UK. iVillage and Tesco also entered into a twenty-year license agreement for the use of certain of iVillage’s content and intellectual property subject to earlier termination upon the occurrence of certain events, for the greater of a minimum monthly license fee or a percentage of iVillage UK’s gross revenues.

All monies received by iVillage under the license agreement will be classified as other income and will be included in the condensed consolidated statements of operations as a gain on sale of joint venture interest. iVillage has earned $0.8 million in year one and $0.1 million in year two of the license agreement for services provided. As of June 30, 2004, iVillage was owed approximately $0.1 million and at December 31, 2003, iVillage was owed approximately $49,000.

Note 5 – Discontinued Operations

As of June 30, 2004 and December 31, 2003, included in “Other current liabilities” in the consolidated balance sheets is approximately $0.1 million of current liabilities of discontinued operations.

Note 6 – Related Party Transactions

America Online, Inc., a division of Time Warner Inc.

America Online, Inc., a division of Time Warner Inc., or AOL, is a stockholder of iVillage. Additionally, an employee of AOL is a member of the board of directors. During 2003, iVillage signed six advertising agreements with AOL to promote various AOL products. Of these six agreements, five were completed as of December 31, 2003 and the remaining agreement was completed in January 2004. In consideration of these services, AOL paid iVillage approximately $0.5 million, of which $0.1 million was received in the first quarter of 2004.

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In January 2004, AOL signed a contract for various services offered by PAG, and in June 2004, iVillage signed an advertising agreement with AOL to promote various AOL products.

Revenues from AOL were approximately $47,000 for the three months ended June 30, 2004, and approximately $0.1 million for the six months ended June 30, 2004. Revenues from AOL were approximately $32,000 for each of the three and six months ended June 30, 2003. At each of June 30, 2004 and December 31, 2003, iVillage was owed a receivable of approximately $0.1 million. At each of June 30, 2004 and December 31, 2003, no amounts were owed by iVillage to AOL.

Hearst Communications, Inc.

As of June 30, 2004, Hearst owned approximately 31% of iVillage’s outstanding common stock and had representation on iVillage’s board of directors. (For a further discussion of Hearst’s ownership of iVillage securities, please see Note 8 – Capital Stock – Warrants).

As part of the acquisition of Women.com, iVillage acquired approximately $4.9 million of prepaid print advertising in certain Hearst magazines. These ads appeared through December 2003. iVillage recognized a non-cash print advertising expense from this advertising of no amount for the three months ended June 30, 2003 and approximately $0.1 million for the six months ended June 30, 2003.

Additionally, from time to time, iVillage has provided other production services outside the scope of its Web site services and amended and restated magazine content and hosting agreements with Hearst.

Revenues, net of royalty payments, from Hearst were approximately $1.9 million for the three months ended June 30, 2004, and approximately $3.8 million for the six months ended June 30, 2004. Revenues, net of royalty payments, from Hearst were approximately $1.6 million for the three months ended June 30, 2003, and approximately $3.2 million for the six months ended June 30, 2003. iVillage was owed a net receivable from this stockholder of approximately $1.0 million as of June 30, 2004, and approximately $1.3 million as of December 31, 2003. (See Note 9 – Subsequent Events – Hearst Communications, Inc.).

Waterfront Media, Inc.

The Chief Executive Officer and another board member of iVillage serve on the board of directors of one of iVillage’s customers, Waterfront Media Inc., or Waterfront Media. Through June 30, 2004, iVillage has signed five new advertising agreements with Waterfront Media. Amounts due from Waterfront Media were approximately $44,000 as of June 30, 2004, and approximately $0.1 million as of December 31, 2003. Revenues from Waterfront Media were no amount for the three months ended June 30, 2004, and approximately $0.2 million for the six months ended June 30, 2004. There were no revenues from Waterfront Media for each of the three and six months ended June 30, 2003.

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stockholder Note Receivable

During the first six months of 2004, we received approximately $0.2 million from the repayment of stockholder notes.

Note 7 – Commitments and Contingencies

Leases

iVillage leases office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of June 30, 2004, for the next five years:

Twelve months ending June 30:	(in thousands)

2005	$2,139
2006	1,839
2007	1,633
2008	1,495
2009	1,481
Thereafter	6,615

$15,202

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

Litigation

In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2004 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition any monetary liability or financial impact to iVillage from these matters would not be material to iVillage’s results of operations and financial condition.

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On June 25, 2004, the plaintiffs filed a motion for preliminary approval of the settlement with the court, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and certain underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

In June 2001, Euregio.net commenced an action in Belgium against Women.com claiming damages in excess of one million Euros in connection with certain alleged copyright infringements. Despite Women.com’s arguments challenging the jurisdiction of the Belgian court, the alleged infringements and the amount of damages, in January 2003 a Belgian court issued a judgment against Women.com in the amount of approximately 850,000 Euros (approximately $1.0 million based on the Euro exchange rate as of June 30, 2004). Women.com has been advised by outside legal counsel that Euregio.net would have to commence legal proceedings in the United States to enforce this judgment. Women.com has appealed this judgment in the Belgian courts and will also oppose any effort by the plaintiffs to enforce this judgment in the United States court system.

iVillage, with the advice of outside legal counsel, believes that the lawsuits and claims asserted against iVillage and Women.com pursuant to these complaints are without merit and intends to vigorously defend against these claims. iVillage does not believe that any of these legal proceedings will have a material and adverse effect on iVillage’s results of operations or financial condition.

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

As of June 30, 2004, there were outstanding warrants to purchase 5,282 shares of iVillage common stock with an exercise price of $14.35 per share.

Note 9 – Subsequent Events

Securities Offering

On July 6, 2004, iVillage completed a public offering of 11,560,032 shares of its common stock generating total estimated proceeds, net of underwriting discounts and commissions and estimated costs of the offering, of approximately $64.8 million to iVillage.

Hearst Communications, Inc.

In July 2004, iVillage and Hearst entered into a Web site services agreement that supersedes and replaces the amended and restated magazine content license and hosting agreement. Pursuant to the agreement, which has a three-year term, Hearst will pay iVillage approximately $12.5 million over three years for hosting and production services related to Hearst magazine Web sites residing on iVillage.com. In addition, iVillage will receive a commission on magazine subscription sales. Hearst will receive a revenue share from iVillage on a percentage of the advertising sales from Hearst magazine Web sites hosted by iVillage. These commissions to and from Hearst will vary based on performance.

Back to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in this Item 2, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words or phrases “can be,” “expects,” “may affect,” “anticipates,” “may depend,” “believes,” “estimates,” “plans,” “projects” and similar words and phrases are intended to identify such forward-looking statements. These forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by or on our behalf is not a guarantee of future results, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, some of which are beyond our control. In addition to those risks discussed below in the section entitled “Risk Factors” and in our other public filings, press releases and statements by our management, factors that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied in such forward looking statements include: (i) the volatile and competitive nature of the Internet industry and media industry, (ii) changes in domestic and foreign economic, political and market conditions, (iii) the effect of federal, state and foreign regulation on our business, (iv) the impact of recent and future acquisitions and joint ventures by us on our business and financial condition, (v) our ability to establish and maintain relationships with advertisers, sponsors, and other third party providers and partners, (vi) our ability to maintain or increase user traffic levels, (vii) the loss of one or more of our largest customers, and (viii) the impact of pending litigation on our business, results of operations and financial condition. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Overview

The following management’s discussion and analysis is intended to provide information necessary to understand our unaudited interim condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. It is organized as follows:

•	The section entitled “iVillage Background,” briefly describes our principal operational activities.

•	“Critical Accounting Policies” discusses each of our most critical accounting policies including revenue recognition, fixed assets and intangibles, goodwill, income taxes, allowance for doubtful accounts, and management estimates and assumptions.

Back to Index

•	“Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides detailed narrative regarding significant changes in our results of operations for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.

•	“Liquidity and Capital Resources” discusses our liquidity, cash flows for the three and six months ended June 30, 2004 compared to those for the three and six months ended June 30, 2003, factors that may influence our future cash requirements and the status of certain contractual obligations as of June 30, 2004.

•	“Recent Accounting Pronouncements” discusses the significance of various recent accounting pronouncements to our financial reporting

•	“Legal Proceedings” discusses the status of certain litigation.

•	“Risk Factors” discusses various risks and uncertainties associated with our business.

iVillage Background

iVillage is “the Internet for women” and consists of several online and offline media-based properties, including iVillage.com Web site, or iVillage.com, Knowledgeweb, Inc., operator of the Astrology.com Web site, or Astrology.com, iVillage Consulting, Promotions.com, Inc., or Promotions.com, iVillage Parenting Network, Inc., or IVPN, and Public Affairs Group, Inc., or PAG. Following is a synopsis of our principal operational activities:

iVillage.com	An online destination providing practical solutions on a range of topics and everyday support for women 18 years of age and over.

Astrology.com	An online destination for individuals seeking daily horoscopes, astrological content and personalized forecasts.

iVillage Consulting	Assists companies in the creation and development of Web sites, digital commerce platforms and other aspects of technological infrastructures, primarily for Hearst Communications, Inc., and its affiliates, or Hearst, a related party.

Promotions.com	Includes Promotions.com and Webstakes.com, which offer online and offline promotions and direct marketing programs that are integrated with customers’ marketing initiatives.

IVPN	Through IVPN, we operate iVillage Integrated Properties, Inc., or IVIP, the operator of The Newborn Channel, and Lamaze Publishing Company, or Lamaze Publishing, publisher of Lamaze Parents, which collectively provide informational and instructional magazines, custom publications, television programming, videos and online properties of interest to expectant and new parents.

PAG	Comprised of Business Women’s Network, Diversity Best Practices and Best Practices Corporate Communications, each offering an extensive database of pertinent information and events to subscribing companies and members, and relevant publications.

Back to Index

Critical Accounting Policies

Revenue Recognition

iVillage.com

Our revenues are derived primarily from the sale of sponsorship and advertising contracts. Sponsorship revenues are derived principally from contracts designed to support a customer’s broad marketing objectives, including brand promotion, awareness, product introductions and online research. Sponsorship agreements typically include the delivery of impressions on our Web sites and occasionally the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include rich media and display or banner advertisements, links, or other text or images. As part of a small number of sponsorship agreements, sponsors selling products may provide us with a commission on sales of their products generated through our Web sites. To date, amounts received from the sale of sponsor’s products have not been significant.

Advertising revenues are derived principally from short-term advertising contracts in which we typically guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee or based on actual impressions delivered. Sponsorship and advertising revenues for fixed fee contracts that are both time and impression based are recognized ratably in the period in which the advertisement is displayed, provided that we have no continuing obligations and the collection of the receivable is reasonably assured, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Sponsorship and advertising revenues in which the customer specifies the timing of the delivery of impressions and payment is due upon delivery of impressions are recognized when the impressions are delivered and the collection of the receivable is reasonably assured.

We also derive sponsorship and advertising revenues from sponsored links appearing on our Web site that are based upon relevant content or a World Wide Web search query result. These revenues are earned on a cost per thousand impressions and/or a percentage of the advertiser’s net revenue and are recognized upon notification from the search engine provider.

Back to Index

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

IVPN creates and distributes custom publications and mailings primarily on behalf of one advertiser. Revenues from the sale of custom publications and mailings are recognized when IVPN completes its creative responsibilities and receives the appropriate approvals from the customer and/or through the distribution of the custom publications, provided that evidence of fair value is obtained at a minimum on the undelivered deliverable, and collection of the receivables is reasonably assured. If evidence of fair value cannot be obtained on each deliverable, revenues from the sale of custom publications and mailings are recognized when IVPN fulfills all obligations under the terms of the contract and the collection of the receivable is reasonably assured.

IVPN has also commenced the collection of an annual fee paid by hospitals for their receipt of broadcasts of the Newborn Channel. Contracts related to this fee typically range from three to five years in length. IVPN recognizes revenues from these fees ratably over the term of the agreement provided the collection of the receivable is reasonably assured.

PAG

Revenues from PAG are generated primarily through subscription-based programs that convey current best practices for both diversity issues in the workplace and corporate communications, the hosting of events, most notably an annual two-day summit and gala event that focuses on diversity and women and consulting agreements. PAG recognizes revenue from subscriptions ratably over the term of the subscription agreement, from the events when the events are held, and from the consulting agreements ratably over the term of the agreement or upon completion of the deliverable, provided the collection of the receivable is reasonably assured.

Back to Index

Fixed Assets and Intangibles

Depreciation of equipment, furniture and fixtures, and computer software is provided for by the straight-line method over their estimated useful lives ranging from one to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions and expenditures which extend the useful lives of existing assets are capitalized and repairs and maintenance costs are charged to operations as incurred. Amortization of intangible assets are over the expected life of the related asset and range from one to ten years. Effective January 1, 2002, we adopted Statement of Financial Accounting Standard, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, regarding the recognition and measurement of the impairment of long-lived assets to be held and used.

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

Results of Operations

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, or SFAS 131, segment information is being reported consistent with our method of internal reporting. In accordance with SFAS 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We are organized primarily by subsidiaries and divisions. Our subsidiaries and divisions have no operating managers who report to the chief operating decision maker. The chief operating decision maker reviews information at a consolidated results of operations level, although the chief operating decision maker does review revenue results of subsidiaries and divisions. As a result, our discussion of revenue has been organized into separate subsidiaries and divisions, however, operating expenses and results of operations are discussed on a combined basis.

Our quarterly results of operations fluctuate due to a variety of factors. For example, we achieved net income for each of the three months ended December 31, 2003 and June 30, 2004. However, we incurred a net loss for each of our other historical quarters. We believe the following factors may contribute to the variability of our results of operations from period to period:

Back to Index

•	the timing of our recognition of revenue;

•	the volatility of the online advertising market;

•	the timing of our sponsored events and symposiums;

•	the loss of a contract from a major customer;

•	an interruption or malfunction in service from our primary third party service providers;

•	the date of commencement of a sponsorship and advertising campaign; and

•	the date of completion, and the receipt of customer approval, for the creative services and/or distribution services of a custom publication or magazine, which is based upon a customer’s advertising and marketing initiatives.

Revenues

Beginning in the quarterly report for the three months ended March 31, 2004, we reclassified Promotions.com revenues to add revenues from Promotions.com and Webstakes.com under iVillage.com. Consequently, the following discussion of our revenues may not correspond to similar discussions in prior quarterly and annual reports. The following table sets forth revenues by property:

	Three Months Ended June 30,				Six Months Ended June 30,

	(dollars in thousands)

	2004	(1)	2003	(1)	2004	(1)		2003	(1)

iVillage.com	$9,717	59%	$8,054	61%	$18,333	57%		$15,147	59%

Astrology.com	788	5%	716	5%	1,628	5%		1,397	5%

IVPN	5,013	30%	3,177	24%	10,390	32%		7,447	29%

PAG	980	6%	1,257	10%	1,654	5%		1,805	7%

Total revenues	$16,498	100%	$13,204	100%	$32,005	100	%(2)	$25,796	100%

(1)	Percent of total revenues.
(2)	The aggregate of this column does not equal 100% due to rounding.

Back to Index

iVillage.com

	Three Months Ended June 30,				Six Months Ended June 30,

	(dollars in thousands)

	2004	(1)	2003	(1)	2004	(1)	2003	(1)

Sponsorship & advertising	$6,283	65%	$5,244	65%	$11,591	63%	$9,365	62%

Barter	1,092	11%	950	12%	1,925	11%	1,918	13%

iVillage Consulting	1,083	11%	797	10%	2,236	12%	1,690	11%

Promotions.com	1,071	11%	891	11%	2,127	12%	1,805	12%

Online services/other	188	2%	172	2%	454	2%	369	2%

	$9,717	100%	$8,054	100%	$18,333	100%	$15,147	100%

(1)	Percent of iVillage.com’s revenues.

Three Months Ended June 30

Revenues from iVillage.com accounted for approximately 59% of total revenues for the three months ended June 30, 2004, and approximately 61% for the three months ended June 30, 2003. Revenues from iVillage.com increased approximately $1.7 million, or 21%, for the three months ended June 30, 2004, as compared to the corresponding period in 2003.

The increase in revenues for the three months ended June 30, 2004, as compared to the corresponding period in 2003, was primarily due to an increase in sponsorship and advertising revenues, which includes revenues from sponsored links, of approximately $1.0 million, and an increase in iVillage Consulting revenues of approximately $0.3 million. The increase in sponsorship and advertising revenues was primarily due to an increase in the number of contracts and advertisers, coupled with higher pricing in 2004, as compared to the corresponding period in 2003, generating incremental revenues of approximately $0.7 million. In addition, iVillage’s gURL.com division, the assets of which were purchased by iVillage in July 2003, contributed approximately $0.1 million in identifiable revenues for the three months ended June 30, 2004, with no amounts for the corresponding period in 2003. Revenues from sponsored links, which commenced in the third quarter of 2003, also contributed approximately $0.2 million in revenues for the three months ended June 30, 2004, with no amounts for the corresponding period in 2003. The increase in iVillage Consulting revenues of approximately 36% for the three months ended June 30, 2004, as compared to the corresponding period in 2003, was primarily due to a two-year Web site services agreement signed with Hearst, a related party, in December 2003 for providing production, maintenance and hosting services for three teen Web sites.

Revenues from Promotions.com increased approximately $0.2 million, or 20% for the three months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to a larger number of promotional campaigns created and managed by the Promotions.com division for a customer in 2004, as compared to the corresponding period in 2003. The increase in revenues is offset by lower revenues of approximately $0.1 million for the three months ended June 30, 2004, as compared to the corresponding period in 2003, from the Webstakes.com division due to the modification of its business model during 2003, in anticipation of the federal CAN-SPAM Act of 2003, as well as a deteriorating environment for email direct marketers. Revenues from the Webstakes.com division have continued to decline, and if such trend continues we believe we have the ability to delay or reduce expenditures associated with this property.

Back to Index

Six Months Ended June 30

Revenues from iVillage.com accounted for approximately 57% of total revenues for the six months ended June 30, 2004, and approximately 59% for the corresponding period in 2003. Revenues from iVillage.com increased approximately $3.2 million, or 21%, for the six months ended June 30, 2004, as compared to the corresponding period in 2003.

The increase in revenues for the six months ended June 30, 2004, as compared to the corresponding period in 2003, was primarily due to an increase in sponsorship and advertising revenues, which includes revenues from sponsored links, of approximately $2.2 million, and an increase in iVillage Consulting revenues of approximately $0.5 million. The increase in sponsorship and advertising revenues was primarily due to an increase in the number of contracts and advertisers, coupled with higher pricing in 2004, as compared to the corresponding period in 2003, generating incremental revenues of approximately $1.6 million. In addition, iVillage’s gURL.com division contributed approximately $0.1 million in identifiable revenues for the six months ended June 30, 2004, with no amounts for the corresponding period in 2003. Revenues from sponsored links also contributed approximately $0.5 million inidentifiable revenues for the six months ended June 30, 2004, with no amounts for the corresponding period in 2003. The increase in iVillage Consulting revenues of approximately 32% for the six months ended June 30, 2004, as compared to the corresponding period in 2003, was primarily due to the two-year Web site services agreement signed with Hearst for providing production, maintenance and hosting services for three teen Web sites.

Revenues from Promotions.com increased approximately $0.3 million, or 18% for the six months ended June 30, 2004, as compared to corresponding period in 2003, primarily due to a larger number of promotional campaigns created and managed by the Promotions.com division for a customer in 2004, as compared to the corresponding period in 2003. The increase in revenues is offset by lower revenues of approximately $0.4 million for the six months ended June 30, 2004, as compared to the corresponding period in 2003, from the Webstakes.com division due to the modification of its business model during 2003, in anticipation of the federal CAN-SPAM Act of 2003, as well as a deteriorating environment for email direct marketers.

Astrology.com

Three Months Ended June 30

Revenues from Astrology.com accounted for approximately 5% of total revenues for both the three months ended June 30, 2004 and June 30, 2003. Revenues from Astrology.com increased approximately $0.1 million, or 10%, for the three months ended June, 2004, as compared to the corresponding period in 2003, primarily due to an increase in astrological charts sold through third parties.

Six Months Ended June 30

Revenues from Astrology.com accounted for approximately 5% of total revenues for both the six months ended June 30, 2004 and June 30, 2003. Revenues from Astrology.com increased approximately $0.2 million, or 17%, for the six months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to an increase in astrological charts sold through third parties, as well as a larger sales volume of astrological charts on the Astrology.com Web site.

Back to Index

IVPN

	Three Months Ended June 30,				Six Months Ended June 30,

	(dollars in thousands)

	2004	(1)	2003	(1)	2004	(1)	2003	(1)

Sponsorship & advertising	$3,091	62%	$3,131	99%	$5,788	56%	$6,119	82%

Custom publications	1,623	32%	—	0%	3,888	37%	1,256	17%

Licensing fees	299	6%	46	1%	714	7%	72	1%

	$5,013	100%	$3,177	100%	$10,390	100%	$7,447	100%

(1)	Percent of IVPN’s revenues.

Three Months Ended June 30

Revenues from IVPN accounted for approximately 30% of total revenues for the three months ended June 30, 2004, and approximately 24% for the corresponding period in 2003. Revenues from IVPN increased approximately $1.8 million, or 58%, for the three months ended June 30, 2004, as compared to the corresponding period in 2003.

The increase in revenues for the three months ended June 30, 2004, as compared to the corresponding period in 2003, was primarily due to an increase of approximately $1.6 million in revenues from custom publications and an increase of approximately $0.3 million in licensing fees. The increase in revenues from custom publications for the three months ended June 30, 2004, as compared to the corresponding period in 2003, was primarily due to revenue recognized for publications created and accepted by the customer in the second quarter of 2004, as compared to no publications created and/or distributed for the same period in 2003. Licensing fee revenues increased approximately 550% for the three months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to the commencement of a larger number of agreements in which hospitals pay an annual fee for The Newborn Channel. As of June 30, 2004, 506 hospitals had agreed to pay a fee for The Newborn Channel and 467 contracts had commenced. As of June 30, 2003, 161 hospitals had agreed to pay a fee for The Newborn Channel and 129 contracts had commenced. Revenues from IVPN may vary based upon the timing and volume of customers’ advertising and marketing initiatives

Six Months Ended June 30

Revenues from IVPN accounted for approximately 32% of total revenues for the six months ended June 30, 2004, and approximately 29% for the corresponding period in 2003. Revenues from IVPN increased approximately $2.9 million, or 40%, for the six months ended June 30, 2004, as compared to the corresponding period in 2003.

Back to Index

The increase in revenues for the six months ended June 30, 2004, as compared to the corresponding period in 2003, was primarily due to an increase of revenues from custom publications of approximately $2.6 million and licensing fees of approximately $0.6 million, offset by a decrease in sponsorship and advertising revenues of approximately $0.3 million. Revenues from custom publications increased approximately 210% for the six months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to an increase in the number of publications created and/or distributed. Licensing fee revenues increased approximately 892% for the six months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to the commencement of a larger number of agreements in which hospitals pay an annual fee for The Newborn Channel. The decrease in sponsorship and advertising revenues of approximately 5% for the six months ended June 30, 2004, as compared to the corresponding period in 2003, was primarily due to the loss of two customers advertising on The Newborn Channel in the first quarter of 2004.

PAG

	Three Months Ended June 30,					Six Months Ended June 30,

					(dollars in thousands)

	2004	(1)		2003	(1)	2004	(1)	2003	(1)

Subscription-based programs	$459	47%		$436	35%	$909	55%	$836	46%

Events	359	37%		541	43%	360	22%	625	35%

Consulting/other	135	14%		255	20%	347	21%	312	17%

Barter	27	3%		25	2%	38	2%	32	2%

	$980	100	%(2)	$1,257	100%	$1,654	100%	$1,805	100%

(1)	Percent of PAG’s revenues.
(2)	The aggregate of this column does not equal 100% due to rounding.

Three Months Ended June 30

Revenues from PAG accounted for approximately 6% of total revenues for the three months ended June 30, 2004, and approximately 10% for the three months ended June 30, 2003. Revenues from PAG decreased approximately $0.3 million, or 22%, for the three months ended June 30, 2004, as compared to the corresponding period in 2003. The decrease in revenues for the three months ended June 30, 2004, as compared to the corresponding period in 2003, was primarily due to a decrease of approximately $0.2 million generated from events, since 2004 is the off year in PAG’s every-other-year schedule for publishing the comprehensive “WOW! Facts” book.

Back to Index

Six Months Ended June 30

 Revenues from PAG accounted for approximately 5% of total revenues for the six months ended June 30, 2004, and approximately 7% for the six months ended June 30, 2003. Revenues from PAG decreased approximately $0.2 million, or 8%, for the six months ended June 30, 2004, as compared to the corresponding period in 2003. Revenues decreased for the six months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to a decrease of approximately $0.3 million in generated from events as described above, offset by an increase of approximately $0.1 million in revenues from subscription-based programs. The increase in revenues from subscription-based programs was primarily due to an increase in the number of participating members.

Revenues, Receivables and Customer Concentration

Our five largest customers accounted for approximately 28% of total revenues for the three months ended June 30, 2004, and approximately 26% of total revenues for the corresponding period in 2003. Our five largest customers accounted for approximately 32% of total revenues for the six months ended June 30, 2004, and approximately 27% of total revenues for the corresponding period in 2003. One customer, Hearst, a related party, accounted for approximately 12% of total revenues for the three months ended June 30, 2004. Wal-Mart Stores, Inc. and its affiliates, or Wal-Mart, and Hearst, each accounted for approximately 12% of total revenues for the six months ended June 30, 2004. No other single customer accounted for more than 10% of our total revenues for the three and six months ended June 30, 2004. One customer, Hearst, accounted for approximately 12% of total revenues for the three months ended June 30, 2003, and approximately 13% of total revenues for the six months ended June 30, 2003. At June 30, 2004, Hearst accounted for approximately 12% of total net accounts receivable, and at December 31, 2003, Hearst accounted for approximately 20% of total net accounts receivable. The significance of revenues from any of our customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives. We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers.

In July 2004, iVillage and Hearst entered into a Web site services agreement with a three-year term that supersedes and replaces the amended and restated magazine content license and hosting agreement iVillage assumed as part of the acquisition of Women.com. Pursuant to the Web site services agreement:

•	Hearst will pay to us a production and service fee of $4.0 million during the first year of the renewed agreement which would increase by approximately $0.2 million in each subsequent year;

•	We will continue to receive a commission on magazine subscription sales and if magazine subscription sales do not reach a certain threshold in the second year of the new agreement, then we will not be entitled to any commission from magazine subscriptions sales in the third year of the new agreement;

•	We will no longer be required to offer Hearst, and Hearst would no longer be obligated to purchase, advertising on iVillage.com; and

Back to Index

•	Hearst will continue to receive a commission from us on a percentage of the advertising sales from the Hearst magazine Web sites we host, the commissions paid to and received from Hearst will vary based on performance.

Because our largest customers have varied over time in the past, we anticipate that they will continue to do so in the future. Consequently, the loss of even a small number of our largest customers at any one time may adversely affect our business, financial condition and results of operations, unless we are able to enter into contracts to replace lost revenues.

Operating Expenses

The following table sets forth our operating expenses by type (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,

	2004	(1)	2003	(1)	2004	(1)	2003	(1)

Editorial, product development and technology	7,013	43%	7,054	53%	14,524	45%	14,629	57%

Sales and marketing	4,723	29%	5,033	38%	9,108	28%	10,558	41%

General and administrative	2,885	17%	3,065	23%	5,793	18%	6,097	24%

Lease restructuring charge and related impairment of fixed assets	—	0%	4,025	30%	—	0%	4,025	16%

Depreciation and amortization	1,953	12%	2,225	17%	3,757	12%	4,948	19%

Impairment of goodwill, intangible assets, and fixed assets	—	0%	4,029	31%	—	0%	4,029	16%

Total operating expenses	$16,574	100%	$25,431	193%	$33,182	104%	$44,286	172%

(1)	Percent of total revenues.

Total operating expenses for the three and six months ended June 30, 2004, as compared to the corresponding periods in 2003, have declined primarily as a result of cost reductions, reduced depreciation and amortization and non-cash charges incurred in 2003. In the past, we have achieved cost reductions through increased managerial efficiencies and several expense reduction initiatives targeted at certain expenses, including reduced advertising, reduced lease commitments, targeted staff reductions and reduced employee benefit plan costs.

Editorial, Product Development and Technology

Editorial, product development and technology expenses consist primarily of the following:

•	payroll, severance and related expenses for the editorial, technology, Web site design and production staffs;

Back to Index

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

Three Months Ended June 30

Editorial, product development and technology expenses for the three months ended June 30, 2004 were approximately $7.0 million, or 43% of total revenues. Editorial, product development and technology expenses for the three ended June 30, 2003 were approximately $7.1 million, or 53% of total revenues.

Editorial, product development and technology expenses decreased approximately $41,000, or 1%, for the three months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to a decrease in licensing fees of approximately $0.3 million and payroll, severance and related expenses of approximately $0.1 million, as well as a decrease in facility costs resulting in a decreased facilities allocation of approximately $0.1 million. These amounts were offset by approximately $0.3 million of costs associated with two custom publications created in the second quarter of 2004, with no such expense in the corresponding period of 2003, and increased consultant expenses from the Promotions.com division of approximately $0.2 million. Licensing fees decreased due to the renegotiation of a vendor contract with substantial changes in the terms and conditions of the original contract, which provided a one-time benefit of approximately $0.3 million, and reduces future obligations as well. Facility costs decreased in 2004, as compared to the corresponding period in 2003, primarily due to a lease amendment entered into with the landlord of our New York leased space, in the third quarter of 2003, whereby we received a reduction in leased space, as well as a reduction in our rent per square foot. As a result, total costs for the New York leased facility for the three months ended June 30, 2004 decreased approximately $0.3 million, as compared to the corresponding period in 2003. In addition, several vendor contracts were renegotiated which decreased facility costs by approximately $0.1 million for the three months ended June 30, 2004, as compared to the corresponding period in 2003.

Editorial, product development and technology expenses decreased as a percentage of total revenues for the three months ended June 30, 2004, when compared to the corresponding period in 2003, primarily as a result of an increase in revenues.

Six Months Ended June 30

Editorial, product development and technology expenses for the six months ended June 30, 2004 were approximately $14.5 million, or 45% of total revenues. Editorial, product development and technology expenses for the six months ended June 30, 2003 were approximately $14.6 million, or 57% of total revenues.

Back to Index

Editorial, product development and technology expenses decreased approximately $0.1 million, or 1%, for the six months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to a decrease in licensing fees of approximately $0.2 million and payroll, severance and related expenses of approximately $0.6 million as well as lower facility costs resulting in a decreased facilities allocation of approximately $0.4 million. These amounts were offset by approximately $0.7 million of increased costs associated with four custom publications in 2004, as compared with only one publication in 2003, and increased consultant expenses from the Promotions.com division of approximately $0.6 million. Licensing fees decreased due to the renegotiation of a vendor contract with substantial changes in the terms and conditions of the original contract which provided a one-time benefit of approximately $0.3 million. Facility costs decreased in 2004, as compared to the corresponding period in 2003, primarily due to a lease amendment described above. As a result, total costs for the New York leased facility for the six months ended June 30, 2004 decreased approximately $0.6 million, as compared to the corresponding period in 2003. In addition, several vendor contracts were renegotiated which decreased facility costs by approximately $0.3 million for the six months ended June 30, 2004, as compared to the corresponding period in 2003.

Editorial, product development and technology expenses decreased as a percentage of total revenues for the six months ended June 30, 2004, when compared to the corresponding period in 2003, primarily as a result of an increase in revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of the following:

•	payroll, commissions, severance and related expenses for sales and marketing personnel;

•	advertising and other marketing-related expenses; and

•	an allocation of facility expenses, which is based on the number of personnel in sales and marketing roles.

Three Months Ended June 30

Sales and marketing expenses for the three months ended June 30, 2004 were approximately $4.7 million, or 29% of total revenues. Sales and marketing expenses for the three months ended June 30, 2003, were approximately $5.0 million, or 38% of total revenues.

Sales and marketing expenses decreased approximately $0.3 million, or 6%, for the three months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to a decrease in market research costs of approximately $0.2 million, consultant expenses of approximately $0.1 million, and lower facility costs resulting in a decreased facilities allocation of approximately $0.1 million. The expenses were offset by an increase in payroll, commissions, severance and related expenses of approximately $0.1 million. Market research costs decreased for the three months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to a research study conducted by a third party vendor in 2003, with no comparable study performed in 2004. Sales and marketing expenses decreased as a percentage of total revenues for the three months ended June 30, 2004, when compared to the corresponding period in 2003, due to a decrease in sales and marketing expenses as a result of our overall effort to manage costs, coupled with an increase in revenues.

Back to Index

Included in sales and marketing expenses are barter transactions, which amounted to approximately 23% of total sales and marketing costs during the three months ended June 30, 2004, compared to approximately 21% of such costs for the corresponding three months in 2003.

Six Months Ended June 30

Sales and marketing expenses for the six months ended June 30, 2004 were approximately $9.1 million, or 28% of total revenues. Sales and marketing expenses for the six months ended June 30, 2003 were approximately $10.6 million, or 41% of total revenues.

Sales and marketing expenses decreased approximately $1.5 million, or 14%, for the six months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to a decrease in market research costs of approximately $0.3 million, consultant expenses of approximately $0.1 million, payroll, commissions, severance and related expenses of approximately $0.2 million and media expenses of approximately $0.3 million, as well as lower facility costs, resulting in a decreased facilities allocation of approximately $0.3 million. Market research costs decreased for the six months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to a research study conducted by a third party vendor in 2003, with no comparable research study performed in 2004. Sales and marketing expenses decreased as a percentage of total revenues for the six months ended June 30, 2004, when compared to the corresponding period in 2003, due to a decrease in sales and marketing expenses as a result of our overall effort to manage costs, coupled with an increase in revenues.

Included in sales and marketing expenses are barter transactions, which amounted to approximately 21% of total sales and marketing costs during the six months ended June 30, 2004, compared to approximately 21% of such costs for the corresponding period in 2003.

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

Back to Index

Three Months Ended June 30

General and administrative expenses for the three months ended June 30, 2004 were approximately $2.9 million, or 17% of total revenues. General and administrative expenses for the three months ended June 30, 2003 were approximately $3.1 million, or 23% of total revenues.

General and administrative expenses decreased approximately $0.2 million for the three months ended June 30, 2004, or 6%, as compared to the corresponding period in 2003, primarily due to a decrease in payroll, severance and related expenses of approximately $0.1 million, insurance costs of approximately $0.1 million and bad debt expenses of approximately $0.1 million, as well as lower facility costs, resulting in a decreased facilities allocation of approximately $0.1 million. These amounts were partially offset by an increase in professional fees of approximately $0.1 million for the three months ended June 30, 2004, as compared to the corresponding period in 2003. Professional fees increased in 2004 primarily due to costs of compliance with the Sarbanes-Oxley Act of 2002. General and administrative expenses decreased as a percentage of total revenues for the three months ended June 30, 2004, when compared to the corresponding period in 2003, primarily as a result of an increase in revenues.

In the ordinary course of business, we utilize estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three months ended June 30, 2004, we reversed approximately $0.3 million, as compared with no amount for the corresponding period, of accruals included in operating expenses due to the renegotiation of a vendor contract with substantial changes in the terms and conditions of the original contract which provided a one-time benefit. These amounts were offset by additional accruals for various operating expenses.

Six Months Ended June 30

General and administrative expenses for the six months ended June 30, 2004 were approximately $5.8 million, or 18% of total revenues. General and administrative expenses for the six months ended June 30, 2003 were approximately $6.1 million, or 24% of total revenues.

General and administrative expenses decreased approximately $0.3 million for the six months ended June 30, 2004, or 5%, as compared to the corresponding period in 2003, primarily due to a decrease in payroll, severance and related expenses of approximately $0.3 million, insurance costs of approximately $0.2 million and bad debt expenses of approximately $0.2 million, as well as lower facility costs, resulting in a decreased facilities allocation of approximately $0.2 million. These amounts were partially offset by an increase in professional fees of approximately $0.4 million for the six months ended June 30, 2004, as compared to the corresponding period in 2003. Professional fees increased in 2004 primarily due to costs of compliance with the Sarbanes-Oxley Act of 2002. General and administrative expenses decreased as a percentage of total revenues for the six months ended June 30, 2004, when compared to the corresponding period in 2003, primarily as a result of an increase in revenues.

Back to Index

In the ordinary course of business, we utilize estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the six months ended June 30, 2004, we reversed approximately $0.3 million of accruals included in operating expenses, primarily due to the renegotiation of a vendor contract with substantial changes in the terms and conditions of the original contract which provided for a one-time benefit. For the corresponding period in 2003, we reversed approximately $0.1 million due to changes in estimates on services previously provided for. These amounts were offset by additional accruals for various operating expenses.

Lease Restructuring Charge and Related Impairment of Fixed Assets

In the second quarter of 2003, we abandoned a significant portion of our New York leased real estate. As a result, we incurred a lease restructuring charge of approximately $0.6 million. In addition, we wrote off fixed assets of approximately $5.2 million that were impaired with the abandonment of the leased space and reduced the liability for deferred rent associated with the abandoned leased space by approximately $1.8 million.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $2.0 million, or 12% of total revenues, for the three months ended June 30, 2004, and approximately $3.8 million, or 12% of total revenues, for the six months ended June 30, 2004. Depreciation and amortization expenses were approximately $2.2 million, or 17% of total revenues, for the three months ended June 30, 2003, and approximately $4.9 million, or 19%, of total revenues, for the six months ended June 30, 2003. The decrease in depreciation and amortization for the three and six months ended June 30, 2004, as compared to the corresponding periods in 2003, was primarily due to the impairment of intangible assets and fixed assets in the second and third quarters of 2003 associated with the restructuring of our headquarters’ lease, the restructuring of the business operations of the Promotions.com division, and by changing the Webstakes.com business model, which each reduced the cost basis on which depreciation and amortization is calculated. In addition, depreciation and amortization expenses decreased in 2004 as a result of certain assets being fully depreciated or amortized in 2003.

Impairment of Goodwill, Intangible Assets and Fixed Assets

In the second quarter of 2003, a $4.0 million impairment was recorded for the restructuring of the business operations of the Promotions.com division and for changing the Webstakes.com business model.

Interest Income, Net

Interest income, net includes primarily interest income from our cash balances and interest earned on stockholders’ notes receivable. Interest income, net for both the three and six months ended June 30, 2004 was approximately $0.1 million, or less than 1% of total revenues. Interest income, net was approximately $41,000, or less than 1% of total revenues, for the three months ended June 30, 2003. Interest income, net was approximately $0.1 million, or 1% of total revenues, for the six months ended June 30, 2003. Interest income decreased for the six months ended June 30, 2004 primarily due to lower average cash and cash equivalents balances in 2004.

Back to Index

Other Income, Net

Other income, net for the three months ended June 30, 2004 was approximately $34,000. Other income, net for the six months ended June 30, 2004 was approximately $0.1 million. Both amounts represent less than 1% of total revenues. There was no amount for the comparable periods in 2003. Other income, net primarily includes moneys received from a legal settlement and from a distribution in a bankruptcy claim acquired in the acquisition of Promotions.com.

Gain on Sale of Joint Venture Interest

Gain on sale of joint venture interest was approximately $0.1 million, or less than 1% of total revenues, for the three months ended June 30, 2004, and approximately $0.2 million, or approximately 1% of total revenues, for the six months ended June 30, 2004. Gain on sale of joint venture interest was approximately $0.2 million for both the three and six months ended June 30, 2003, or approximately 2% of total revenues, for the three months ended June 30, 2003, or less than 1% of total revenues, for the six months ended June 30, 2003. Gain on sale of joint venture interest resulted from the restructuring of our Tesco, PLC, or Tesco, relationship in March 2003, under which a division of Tesco purchased our entire ownership interest in iVillage UK. The gain on sale also related to amounts we received pursuant to the license agreement entered into with the Tesco division contemporaneously with such restructuring.

Net Income/Net Loss

Three Months Ended June 30

We recorded net income of approximately $0.1 million, or $0.00 per share, for the three months ended June 30, 2004. For the comparable period in 2003, we recorded a net loss of approximately $12.1 million, or $0.22 per share. We generated net income for the three months ended June 30, 2004, as compared to a net loss in the corresponding period in 2003, primarily due to increased revenues of approximately $3.3 million and lower operating expenses, excluding the 2003 items indicated below, of approximately $0.8 million for the three months ended June 30, 2004, coupled with the following items for the three months ended June 30, 2003 which had the effect of increasing our net loss for that period: a lease restructuring charge and related impairment of fixed assets associated with our New York office leased space of approximately $4.0 million and the impairment of goodwill, intangible assets and fixed assets associated with the restructuring of the Promotions.com division of approximately $4.0 million.

Back to Index

Six Months Ended June 30

We recorded a net loss of approximately $0.8 million, or $0.01 per share, for the six months ended June 30, 2004. For the comparable period in 2003, we recorded a net loss of approximately $18.2 million, or $0.33 per share. We had a lower net loss for the six months ended June 30, 2004, as compared to the corresponding period in 2003, primarily due to increased revenues of approximately $6.2 million and lower operating expenses, excluding the 2003 items indicated below, of approximately $3.1 million for the six months ended June 30, 2004, coupled with the following items for the six months ended June 30, 2003, which had the effect of increasing our net loss for that period: a lease restructuring charge and related impairment of fixed assets associated with our New York office leased space of approximately $4.0 million and the impairment of goodwill, intangible assets and fixed assets associated with the restructuring of the Promotions.com division of approximately $4.0 million.

Liquidity and Capital Resources

Financial Reporting Release No. 61, released by the Securities and Exchange Commission, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. iVillage currently does not maintain any off-balance sheet arrangements.

As of June 30, 2004, we had approximately $17.4 million in cash and cash equivalents. Cash equivalents include money market accounts. We maintain our cash and cash equivalents in highly rated financial institutions and at times these balances exceed insurable amounts.

On July 6, 2004, we completed a public offering of 11,560,032 shares of our common stock generating total estimated proceeds, net of underwriting discounts and commissions and estimated costs of the offering, of approximately $64.8 million to us.

Net cash provided by operating activities increased approximately $3.3 million to $1.5 million for the three months ended June 30, 2004, from net cash used in operating activities of approximately $1.9 million for the comparable period in 2003. Net cash provided by operating activities increased approximately $6.2 million to $1.8 million for the six months ended June 30, 2004, from net cash used in operating activities of approximately $4.4 million for the comparable period in 2003. The increase in cash provided for the six months ended June 30, 2004, as compared to the corresponding period in 2003, was primarily attributable to a decrease in net loss, less non-cash adjustments, of approximately $7.9 million, offset by an increase in other assets of approximately $0.7 million in 2004 compared to a utilization of other assets of approximately $0.5 million in 2003. The increase in other assets in for the six months ended June 30, 2004 is primarily due to an increase in prepaid insurance of approximately $0.4 million. The decrease in other assets for the six months ended June 30, 2003 was primarily from the receipt of certain construction expenses from the landlord of our New York leased headquarters space of approximately $0.3 million.

Net cash used in investing activities increased approximately $0.9 million to $1.0 million for the three months ended June 30, 2004, from approximately $0.1 million for the three months ended June 30, 2003. Net cash used in investing activities increased approximately $1.3 million to $1.5 million for the six months ended June 30, 2004, from approximately $0.1 million for the corresponding period in 2003. The increase in net cash used in investing activities for the six months ended June 30, 2004 compared to the corresponding period in 2003 was primarily due to an increase in fixed assets purchased of approximately $0.9 million, consisting mostly of hospital video equipment, and due to a decrease in cash received in connection with the March 2003 license agreement with a Tesco division of approximately $0.4 million in 2004.

Back to Index

Net cash provided by financing activities increased approximately $0.5 million to $0.6 million for the three months ended June 30, 2004, from approximately $0.1 million for the three months ended June 30, 2003. Net cash provided by financing activities increased approximately $1.2 million to $1.3 million for the six months ended June 30, 2004, from approximately $0.1 million for the corresponding period in 2003. The increase in net cash provided by financing activities for the six months ended June 30, 2004, as compared to the corresponding period in 2003, was primarily attributable to an increase in proceeds from the exercise of stock options and warrants of approximately $1.1 million and an increase in principal payments received for stockholders’ notes receivable of approximately $0.2 million.

iVillage has historically incurred net losses and negative cash flows on an annual basis. However, management believes that iVillage’s current funds, together with the recently completed securities offering and past cost reductions, will be sufficient to enable iVillage to meet its planned expenditures through the next twelve months.

Management has provided guidance that we anticipate achieving profitability on a fiscal year basis in 2004 and achieving net income for 2004 by growing revenues approximately 25% in 2004 as compared to 2003, while holding expenses relatively unchanged year over year. Management has also provided guidance that iVillage expects to achieve net income for 2004 of between approximately $1.0 million and $1.5 million. However, we may not achieve profitable operations or increase revenues as much as we anticipate. Factors that could adversely affect our ability to achieve profitable operations on a fiscal year basis include the loss of any of our major customers or a significant downturn in the advertising market or economy, in general, as well as our ability to report increased revenues at the 25% growth rate indicated. Additional factors that could adversely affect our ability to meet our guidance are described below under “Risks” as well as elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

IVPN currently broadcasts television programming to hospitals via a 24-hour, 7 days a week satellite broadcast. This satellite is scheduled to go offline in 2005. Upon the expiration of the contract or in the event of an unforeseen earlier interruption of service, we would need to either negotiate a new contract, find another satellite provider and/or invest in alternative technology to distribute the service. IVPN is in the process of converting many of its hospitals from the satellite broadcast to a new system that eliminates the need for a constant satellite feed. This new technology will only require a limited amount of satellite time each month resulting in reduced operating costs in 2005. IVPN estimates that it will cost approximately $3.0 million to $4.0 million to convert to the new technology. In 2003, IVPN initiated the collection of an annual fee from hospitals to receive programming broadcast by IVPN. These fees result from agreements between IVPN and the hospitals that generally have a length of three to five years. As of June 30, 2004, approximately 47% of participating hospitals have agreed to pay this fee, however, we can make no assurance that all of the hospitals will agree to pay a fee. The total value of signed contracts at June 30, 2004 is in excess of $6.7 million, which will be recognized as revenue over the next several years.

Back to Index

Our February 2000 advertising agreement with Unilever, as amended, provided for a Unilever advertising purchase commitment of $14.5 million. This agreement expired in June 2003. In October 2003, we entered into a new agreement with Unilever that terminates the February 2000 advertising agreement and provides for Unilever’s purchase of an additional $0.1 million in advertising and receipt of the remaining advertising not received under the previous agreement of approximately $0.9 million. The new agreement expires in December 2004 and approximately $0.5 million remains to be earned.

Pursuant to the amended and restated magazine content license and hosting agreement with Hearst, Hearst committed to purchase from us between approximately $16.4 million and $18.2 million of production and advertising services over a three-year period ending in June 2004. This agreement also provided for revenue sharing between Hearst and us with respect to advertising revenues obtained by us from the Hearst magazine Web sites and our other Web sites containing substantial Hearst content. This revenue-sharing arrangement required that we pay Hearst a royalty payment, based on net advertising revenues, of at least approximately $2.6 million during the three-year term of the agreement. This amount would be reduced on a pro rata basis if Hearst failed to expend its stated annual minimum in production fees in any year of the agreement. In addition, if a shortfall in production fees occured in any year of the agreement, Hearst would be required to place additional advertising in an amount equal to 40% of the production fee shortfall.

In July 2004, we entered into a Web site services agreement with Hearst that supersedes and replaces the amended and restated magazine content license and hosting agreement. Pursuant to the agreement, which has a three-year term, Hearst will pay us approximately $12.5 million over three years for hosting and production services related to Hearst magazine Web sites residing on iVillage.com. In addition, we will receive a commission on magazine subscription sales. Hearst will receive a revenue share from us on a percentage of the advertising sales from Hearst magazine Web sites that we host. These commissions to and from Hearst will vary based on performance.

In December 2003, we signed a Web site services agreement in which Hearst will pay approximately $1.9 million for production, maintenance and hosting services for three teen Web sites: Seventeen.com, CosmoGirl.com and Teen.com. The agreement terminates in December 2005. As of June 30, 2004, we have received approximately $0.3 million and earned approximately $0.5 million in connection with this agreement.

In March 2003, we restructured the terms of our joint venture so that a division of Tesco purchased our entire ownership interest in iVillage UK. We also entered into a twenty-year agreement with that division, subject to earlier termination upon the occurrence of certain events, whereby we will license to iVillage UK certain of our content and intellectual property, including trademarks and copyrights, for use in the United Kingdom and Ireland in exchange for the greater of a minimum monthly license fee or a percentage of iVillage UK’s gross revenues.

We lease office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. In addition, in the ordinary course of business we enter into agreements with various service providers for ad serving, satellite transmissions and license/content arrangements.

Back to Index

Capital expenditures were approximately $1.6 million for the six months ended June 30, 2004 and were primarily for hospital video equipment, computer hardware and software purchases as well as the capitalization of certain Web site development costs. Our capital requirements depend on numerous factors, including:

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, historically we have had no obligation arising from these indemnifications, and because management does not expect these indemnifications to have a material and adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded as of June 30, 2004. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

Recent Accounting Pronouncements

In December 2003, FASB issued Interpretation No., or FIN, 46R, “Consolidation of Variable Entities”, or FIN 46R. FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity by a company that bears the majority of risk of loss from the variable entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of this interpretation are effective for us beginning in the first quarter of fiscal 2004. The adoption of this interpretation did not have a material impact on our financial position, cash flows or results of operations.

Back to Index

Legal Proceedings

In January 2003, a Belgian court issued a judgment against Women.com in the amount of approximately 850,000 Euros, or approximately $1.0 million based on the Euro exchange rate as of August 11, 2004, relating to a claim by Euregio.net of copyright infringement. We are appealing the judgment in the Belgian court system, and we have been advised by outside counsel that Euregio.net would have to commence legal proceedings in the United States in order to enforce any judgment by a Belgian court.

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

On June 25, 2004, the plaintiffs filed a motion for preliminary approval of the settlement with the court, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and certain underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

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

Risks of Our Business

We have a limited history of net income on a quarterly basis and a history of losses on an annual basis, and we may have further continuing losses from operations.

We have incurred operating losses on an annual basis in each year of our operations and may continue to incur operating losses for the foreseeable future. We have incurred significant net losses on an annual basis in each year of our operations, have a history of negative cash flows and may continue to incur net losses for the foreseeable future. We achieved net income of approximately $0.1 million for the three months ended June 30, 2004, and incurred a net loss of $0.8 million for the six months ended June 30, 2004. We also incurred net losses of approximately $27.1 million for the year ended December 31, 2003, and $33.9 million for the year ended December 31, 2002. As of June 30, 2004, we had an accumulated deficit of approximately $494.6 million.

Although we achieved net income for the three months ended June 30, 2004, and we have had positive cash flows for the past three quarters, we cannot assure you that we will be able to achieve, sustain or increase net income and cash flows on a quarterly or annual basis. If our revenues grow slower than we anticipate, or if our operating expenses exceed expectations or cannot be adjusted accordingly, we will continue to suffer substantial losses.

Back to Index

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

We do not believe that period-to-period comparisons of our operating results are necessarily meaningful nor should they be relied upon as reliable indicators of future performance. This makes it difficult to forecast with certainty quarterly and annual revenues and results of operations. In addition, our operating results are likely to fluctuate significantly from fiscal quarter to quarter and year to year as a result of several factors, many of which are outside our control, and any of which could materially harm our business. Some of these factors include:

•	fluctuations in the demand for advertising or electronic commerce	•	fluctuations in marketing expenses and technology infrastructure costs

•	the unpredictability of our success in new revenue and cost reduction initiatives	•	changes in the level of traffic on our network of Web sites

•	the timing of the creative services and/or distribution services performed on custom publications or magazines based upon customers’ advertising and marketing initiatives	•	bankruptcies or other payment defaults of companies that are a source of revenues

•	volatility in the media market

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

We have a small number of major customers and the loss of any number of these customers or a material reduction in business we receive from any of these customers could adversely affect our business, financial condition and results of operations.

We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. As a result, the loss of even a small number of our largest customers or a material reduction in the business we receive from any of these customers at any one time would significantly reduce our revenue, which would adversely affect our business, financial condition and results of operations, unless we are able to enter into contracts to replace lost revenues.

Back to Index

Our five largest customers accounted for approximately 28% of our total revenues for the three months ended June 30, 2004, approximately 32% of our total revenues for the six months ended June 30, 2004, and approximately 27% of our total revenues for the year ended December 31, 2003. Hearst accounted for approximately 12% of our total revenues for each of the three and six months ended June 30, 2004. Wal-Mart Stores, Inc. and its affiliates accounted for approximately 12% of our total revenues for the six months ended June 30, 2004. No other single customer accounted for more than 10% of our total revenues for the three and six months ended June 30, 2004.

Our five largest customers accounted for approximately 26% of our total revenues for the three months ended June 30, 2003, and approximately 27% of our total revenues of the six months ended June 30, 2003. One customer, Hearst, accounted for approximately 12% of our total revenues for the three months ended June 30, 2003, and approximately 13% of our total revenues for the six months ended June 30, 2003. No other customer accounted for more than 10% of our total revenues for the three and six months ended June 30, 2003.

At June 30, 2004, Hearst accounted for approximately 12% of our total net accounts receivable. At December 31, 2003, Hearst accounted for approximately 20% of our total net accounts receivable.

Because our largest customers have varied over time in the past, we anticipate that they will continue to do so in the future.

The significance of revenues from any one of our customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives and the mix of products and services such customers purchase from us.

Restrictions on our ability to enter into sponsorship, advertising or other business relationships with Hearst’s competitors may adversely affect our business.

Our Web site services agreement governing our magazine content license and hosting relationship with Hearst restricts our ability to enter into relationships with competitors of Hearst. These restrictions may prevent us from expanding our network and enhancing our content and the visibility of our brand, and may cause us to forego potential advertising revenues from competitors of Hearst. Specifically, the agreement provides that we may not, without Hearst’s consent:

•	enter into any agreement to include in our network any Web sites for magazines that compete with Hearst magazines	•	display on our Web pages the brands, logos, trademarks or proprietary content of both Hearst and a Hearst competitor

•	display on the Hearst magazine Web sites any advertising or other promotional materials from magazines that compete with Hearst magazines

Back to Index

Our principal investors’ investments in our competitors may result in conflicts of interest that could harm our business.

Our principal investors, such as Hearst, Rho Capital Partners, Inc. and AOL, a division of Time Warner Inc., or Time Warner, may have conflicts of interest by virtue of their own businesses, as in the case of Time Warner and Hearst, or investments in other companies that may compete with us. These investments may result in a conflict of interest for our principal investors or result in the diversion of attractive business opportunities from our principal investors to other companies. We are unable to determine all of the competing investments held by these principal investors. In addition, we do not have the ability to constrain the investment activity of any of our principal investors and therefore cannot predict the extent of any future investments in businesses that are competitive with us.

Our business is highly dependent upon user traffic.

Our business is inherently dependent upon high user traffic levels. The rates we charge to advertisers and sponsors and the number of products and services we sell are directly related to the number of users visiting iVillage’s Web sites. User traffic from certain Web sites that are non-proprietary to iVillage are generally included in the reported information regarding our network of Web sites. These properties include the Hearst magazine Web sites and other parties who have agreed by contract to have traffic from their Web sites incorporated within our network. The number of users visiting our Web sites may decline. In addition, Hearst or other third parties may discontinue allowing us to include their Web sites as part of our network for traffic reporting purposes. Any decline in user traffic levels may cause our revenues to decrease and could have a material adverse affect on our business, financial condition and results of operations.

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

Back to Index

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

We depend on various third parties for software, systems and related services, including SAAVIS Communications Corporation, or SAAVIS, Verio, Inc., or Verio, Google, Inc., DoubleClick, Inc., Tacoda Systems, Inc. and Prospero Technologies LLC. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our product and service offerings to our advertisers, sponsors and users could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational difficulties. Although we are confident that alternative service providers are available, we cannot assure that we will be able to obtain such services on as favorable terms as we currently receive or in a timely manner.

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

We are subject to legal proceedings that could result in liability and adversely affect our business.

From time to time, we have been, and expect to continue to be, subject to legal proceedings that individually, or in the aggregate, could adversely affect our business.

•	A Belgian court issued a judgment in January 2003 against Women.com, relating to alleged copyright infringements, in the amount of approximately 850,000 Euros or approximately U.S. $1.0 million based on the Euro exchange rate as of August 11, 2004. The continuing defense of this action could involve significant legal expense, diversion of management attention and, ultimately, we may be required to pay the judgment awarded by the Belgian court.

•	Several plaintiffs have filed class action lawsuits in federal court against us, several of our former executives, and our underwriters in connection with our March 1999 initial public offering. A similar class action lawsuit was filed against Women.com, several of our former executives and Women.com’s underwriters in connection with Women.com’s October 1999 initial public offering. In June 2003, the parties agreed in principle to settle the matter, along with similar lawsuits against other issuers. The plaintiffs filed a motion for preliminary approval of the settlement with the court in June 2004, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. Certain of the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately submitted replies to these objections on August 4, 2004. If the proposed settlement is ultimately not approved by the courts, even if these claims are not meritorious, defending against them could require the expenditure of significant financial and managerial resources, which could harm our business.

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

There are a number of risks in operating IVPN related to Lamaze Publishing, Baby Steps magazine and The Newborn Channel, including a Spanish audio overlay, and the Wellness Channel, all of which we refer to as the Channels, which are all primarily non-Internet businesses, including:

•	the competitiveness of the media, television and publishing industries	•	our ability to continue to commercialize and protect the Lamaze mark

•	our ability to maintain and market the Lamaze.com Web site	•	demand for our custom publications and controlled circulation magazines

•	our ability to sell advertising and sponsorships on IVPN’s magazines, videos, the Channels and our Web sites	•	our ability to identify and predict trends in a timely manner that may impact consumer tastes in baby- and health-related information on the Channels

Our failure to perform the functions required for the operation of IVPN in an efficient and timely manner could result in a disruption of IVPN’s operations that could result in a loss of revenues and have a material adverse effect on our business strategy.

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

Back to Index

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

Many of the entities with which we compete for acquisition candidates and joint venture partners have greater financial resources than we do. In addition, our ability to make acquisitions using our stock has been materially adversely affected by the overall decline in the trading price of our common stock over the last several years.

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

In the past, we have sought cost reductions through increased managerial efficiencies and expense reduction initiatives, including targeted staff reductions. These reductions in workforce placed a significant strain on our managerial staff, financial controls and operational resources as our employees have assumed greater responsibilities and learned to manage their increased workload with reduced resources. We continue to evaluate our operational and financial systems and our managerial controls and procedures to determine what additional changes, if any, might help us to manage our current operations better. We face the risk that our systems, procedures and controls might not be adequate to support our operations or to maintain accountability for our assets. Any such failure could have a material adverse effect on our business, financial condition and results of operations.

If we account for employee stock options using the fair value method, we could have significant and ongoing accounting charges.

There has been ongoing public debate about whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, FASB issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, or Exposure Draft, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges, which could result in increased net losses.

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

Back to Index

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

We compete with traditional advertising media, including television, radio and print, along with other high-traffic Web sites, for sponsorships and advertising expenditures. Although there are currently several standards to measure the effectiveness of Internet advertising, the industry has had difficulty convincing potential advertisers that Internet advertising is a significant advertising medium. Advertisers and advertising agencies that have historically relied on traditional forms of advertising may be reluctant or slow to adopt online advertising. In addition, advertisers and advertising agencies that use the Internet as an advertising medium may find online advertising to be less effective for promoting their products and services than traditional advertising media. Advertisers and advertising agencies that have invested substantial resources in traditional methods of advertising may also be reluctant to reallocate their resources to online advertising. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user’s computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising. If the market for online advertising fails to develop or develops more slowly than we expect, or if we are unable to adapt to new forms of Internet advertising, we would have slower than expected revenue growth and would incur greater than expected losses, and our business, results of operations and financial condition could be materially adversely affected.

Web-based business models are still evolving and make it difficult to predict our long-term revenues.

A decrease in revenues relating to changes in Internet advertising pricing models or our inability to convert users to purchasers of our products and services could materially adversely affect our business, results of operations and financial condition. Different pricing models are used to sell advertising on the Internet, including models based on the number of impressions delivered, the number of click-throughs by users and the number of key words to which an advertisement is linked. It is difficult to predict which, if any, of the models will emerge as the industry standard. This uncertainty makes it difficult to project our long-term advertising rates and revenues.

Back to Index

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

Possible infringement by third parties of our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Enforcing our intellectual property rights could entail significant expense and could prove difficult or impossible. Any infringement or misappropriation by third parties could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we have invested resources in acquiring domain names for existing and potential future use. We cannot guarantee that we will be entitled to use these domain names under applicable trademark and similar laws or that other desired domain names will be available.

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

Back to Index

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

In addition to impacting our business through decreased collection and use of user data, the enactment of privacy and data security laws may increase our legal compliance costs. While we believe that we comply with currently applicable laws, as such laws proliferate there may be uncertainty regarding their application or interpretation, which increases our risk of non-compliance. Even if a claim of non-compliance against us does not ultimately result in liability, investigating a claim may present a significant cost. Future legislation may also require changes in our data collection practices, which may be expensive to implement and may further increase the risk of non-compliance.

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

Our privacy policy prohibits the sale or disclosure to any third party of any member’s personal identifying information without first obtaining the member's permission to do so. Growing public concern about privacy and the collection, distribution and use of information about individuals may subject us to increased regulatory scrutiny and/or litigation. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we are accused of violating the stated terms of our privacy policy, we may face a loss of users and damage to our reputation and be forced to expend significant amounts of financial and managerial resources to defend against these accusations and we may face potential liability.

Back to Index

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

Back to Index

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

The terrorist attacks in the United States in recent years disrupted global commerce. The continued threat of future terrorist attacks in the United States, and particularly in New York City where our headquarters are located, acts of war involving the United States, or any response of the United States government to any future terrorist actions or acts of war, may cause future significant disruptions in commerce throughout the world. The proximity of our headquarters to certain possible targets in New York City could, in the event of war or future terrorist attacks, result in damage to or destruction of our headquarters as well as the permanent or temporary loss of key personnel. We have not developed a disaster recovery plan and we cannot assure that our insurance coverage would adequately reimburse us for any damages suffered as a result of a terrorist attack or act of war.

Risks Related to Our Common Stock

As of August 11, 2004, Hearst owned approximately 25% of our outstanding common stock and had three representatives on our board of directors. As a result, Hearst is able to significantly influence our corporate direction and policies.

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

As of August 11, 2004, Hearst owned approximately 25% of our outstanding common stock. Pursuant to an amended and restated stockholder agreement we entered into with Hearst on June 20, 2001, we appointed three Hearst representatives to our board of directors, with one Hearst designee appointed to each class of director. The amended and restated stockholder agreement provides that the number of Hearst representatives is subject to reduction if Hearst’s ownership of our common stock falls below certain threshold levels. There is also a Hearst representative on our nominating and compensation committees.

Back to Index

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

Market fluctuations or volatility could cause the trading price of our common stock to decline and limit our ability to raise capital.

The stock market in general and the market for stocks of Internet-based companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performance of the affected companies. The trading price of the securities of Internet companies has been highly volatile and is likely to remain so in the future. We believe that in the past similar levels of volatility have contributed to the decline in the trading price of our common stock, and may do so again in the future. Trading volumes of our common stock can increase or decrease dramatically, resulting in a volatile trading price for our common stock. In addition, the trading price of our common stock could decline significantly as a result of sales of a substantial number of shares of our common stock, or the perception that significant sales could occur. In the past, securities class action litigation has been brought against companies that experienced volatility in the trading price of their securities. Market fluctuations in the price of our common stock could also adversely affect our ability to sell equity securities at a price we deem appropriate.

If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decrease significantly.

Public market analysts and investors have not been able to develop consistent financial models for the Internet market because of the unpredictable rate of growth of Internet use, the rapidly changing models of doing business on the Internet and the Internet’s relatively low barriers to entry. Our sales cycle is also unpredictable and sales to advertisers or sponsors forecast in a particular period may be delayed or may not otherwise occur based upon the timing of our customers’ own marketing initiatives. As a result, and because of the other risks and uncertainties noted in this report, our actual results might not meet the expectations of public market analysts and investors in future periods. If this occurs, the price of our common stock will likely decrease.

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

Back to Index

Future sales of our stock could affect our share price.

If our stockholders sell substantial amounts of our common stock, including shares sold by directors or officers and shares issued upon the exercise of outstanding options or in connection with acquisitions, the trading price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2004 and December 31, 2003, our financial instruments include cash and cash equivalents. Cash equivalents include interest bearing accounts. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our interest bearing accounts. We do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. While we maintain our cash and cash equivalents in highly rated financial institutions, at times these balances exceed insurable amounts.

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

(b)  Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the three and six months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Back to Index

PART II
OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

(b)  Reports on Form 8-K.

Item #	Description	Date

(i) 7, 12	Reporting our financial results for the three months ended March 31, 2004 (The information furnished under Items 7 and 12 and Exhibit 99.1 is not incorporated by reference into existing or future registration statements).	April 29, 2004

(ii) 7, 9	Reporting the signing of a Memorandum of Understanding between Hearst Communications, Inc. and us (The information furnished under Items 7 and 9 and Exhibit 99.1 is not incorporated by reference into existing or future registration statements).	May 18, 2004

(iii) 5	Reporting that Steven A. Elkes has been appointed Chief Financial Officer.	June 14, 2004

(iv) 5	Reporting our commencement of a public offering pursuant to a shelf registration statement.	June 17, 2004

(v) 5	Reporting the public offering of 10,428,974 shares of our common stock by us and 571,026 shares of our common stock by certain selling stockholders.	June 30, 2004

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iVILLAGE INC.
(Registrant)

Dated: August 12, 2004	By:	/s/ Douglas W. McCormick

Douglas W. McCormick Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2004	By:	/s/ Steven A. Elkes

Steven A. Elkes Chief Financial Officer and Executive Vice President, Operations and Business Affairs (Principal Financial Officer)

Back to Index

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation, as amended, of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-A/A registration statement, filed on April 4, 2004).

3.2	By-Laws of the Registrant, as amended through July 15, 2004.

10	Website Services Agreement, dated as of July 1, 2004, between the Registrant and Hearst Communications, Inc.

11	Statement re: computation of earnings per share.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.