Form 10-Q
period 2004-09-30
IVILLAGE INC
filed 2004-11-15
CIK 1074767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 10, 2004, the registrant had outstanding 71,601,345 shares of common stock.

iVillage Inc.
Form 10-Q
For the Quarter ended September 30, 2004

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

Back to Index

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

iVillage Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2004	2003

Assets
Current assets:
Cash and cash equivalents.	$84,465	$15,823
Accounts receivable, less allowance for doubtful accounts of $1,003 and $1,134 as of September 30, 2004 and December 31, 2003, respectively	7,456	5,980
Accounts receivable – related parties	447	1,537
Prepaid rent	318	318
Other current assets	4,530	3,520

Total current assets	97,216	27,178

Fixed assets, net	7,483	7,269
Goodwill, net	22,580	22,580
Intangible assets, net	9,153	11,989
Prepaid rent, net of current portion	3,241	3,354
Other assets	135	158

Total assets	$139,808	$72,528

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,720	$10,237
Accounts payable and accrued expenses – related parties	44	204
Deferred revenue	3,008	3,323
Deferred rent	144	144
Other current liabilities.	97	190

Total current liabilities	14,013	14,098

Deferred rent, net of current portion	1,375	1,483

Total liabilities	15,388	15,581

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity:
Preferred stock – par value $.01, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	—	—

Common stock – par value $.01, 200,000,000 shares authorized; 72,629,409 and 57,233,470 shares issued at September 30, 2004 and December 31, 2003, respectively; 71,588,558 and 56,230,024 shares outstanding as of September 30, 2004 and December 31, 2003, respectively	726	572
Additional paid-in capital	617,868	550,892
Treasury stock at cost (1,040,851 and 1,003,446 shares as of September 30, 2004 and December 31, 2003, respectively)	(643)	(430)
Stockholders’ notes receivable	(44)	(241)
Accumulated deficit	(493,487)	(493,846)

Total stockholders’ equity	124,420	56,947

Total liabilities and stockholders’ equity	$139,808	$72,528

The accompanying notes are an integral part of these condensed consolidated financial statements

Back to Index

iVillage Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues:
Revenues	$15,015	$11,674	$42,939	$34,201
Revenues – related parties	1,683	1,888	5,764	5,157

Total revenues	16,698	13,562	48,703	39,358

Operating expenses:
Editorial, product development and technology	7,740	7,551	22,264	22,180
Sales and marketing	4,562	4,341	13,670	14,816
Sales and marketing – Hearst Communications, Inc..	—	135	—	218
General and administrative	2,440	4,198	8,233	10,295
Lease restructuring charge and related impairment of fixed assets	—	5,101	—	9,126
Depreciation and amortization	1,140	1,856	4,897	6,804
Impairment of goodwill, intangible assets and fixed assets	—	—	—	4,029

Total operating expenses	15,882	23,182	49,064	67,468

Income (loss) from operations	816	(9,620)	(361)	(28,110)
Interest income, net	236	62	304	192
Other income, net	11	139	97	139
Gain on sale of joint venture interest	76	200	319	425

Net income (loss) before minority interest	1,139	(9,219)	359	(27,354)
Minority interest	—	(47)	—	(107)

Net income (loss)	$1,139	$(9,266)	$359	$(27,461)

Per share data:
Basic net income (loss) per share	$0.02	$(0.17)	$0.01	$(0.49)

Diluted net income (loss) per share	$0.02	$(0.17)	$0.01	$(0.49)

Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	70,891	55,753	62,834	55,613

Weighted average shares of common stock outstanding used in computing diluted net income (loss) per share	75,230	55,753	67,902	55,613

The accompanying notes are an integral part of these condensed consolidated financial statements

Back to Index

iVillage Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Cash flows from operating activities:
Net income (loss)	$1,139	$(9,266)	$359	$(27,461)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill, intangible assets and fixed assets	—	—	—	4,029
Depreciation and amortization	1,140	1,856	4,897	6,804
Deferred rent amortization	(36)	(42)	(108)	(210)
Bad debt expense	(62)	20	(62)	208
Non-cash print advertising expense	—	315	—	398
Expense recognized in connection with issuance/modification of terms of stock options	—	320	19	395
Minority interest	—	47	—	107
Lease restructuring charge and related impairment of fixed assets	—	350	—	4,375
Gain on sale of joint venture interest	(76)	(200)	(319)	(425)
Changes in operating assets and liabilities:
Accounts receivable	647	(239)	(324)	(473)
Prepaid rent	38	(3,710)	113	(3,710)
Restricted cash and other assets	(306)	8,592	(987)	9,120
Accounts payable and accrued expenses	226	712	323	10
Lease restructuring	—	(59)	—	(90)
Deferred revenue	(896)	(392)	(315)	858

Net cash provided by (used in) operating activities	1,814	(1,696)	3,596	(6,065)

Cash flows from investing activities:
Purchase of fixed assets	(592)	(209)	(2,201)	(899)
Purchase of intangible assets	(75)	(150)	(75)	(150)
Cash paid less cash acquired for acquisition of Promotions.com, Inc.	—	—	—	(9)
Proceeds from the sale of joint venture interest	76	75	227	642

Net cash used in investing activities	(591)	(284)	(2,049)	(416)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,130	455	2,224	522
Proceeds from securities offering, net of offering costs	64,674	—	64,674	—
Principal payments on stockholders’ notes receivable	—	7	197	21

Net cash provided by financing activities	65,804	462	67,095	543

Net increase (decrease) in cash for the period	67,027	(1,518)	68,642	(5,938)
Cash and cash equivalents, beginning of period	17,438	16,966	15,823	21,386

Cash and cash equivalents, end of period	$84,465	$15,448	$84,465	$15,448

The accompanying notes are an integral part of these condensed consolidated financial statements

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Basis of Presentation

iVillage is “the Internet for women” and consists of several online and offline media-based properties, including the iVillage.com Web site, or iVillage.com, iVillage Consulting, Promotions.com, Inc., or Promotions.com, Knowledgeweb, Inc., operator of the Astrology.com Web site, or Astrology.com, iVillage Parenting Network, Inc., or IVPN, and Public Affairs Group, Inc., or PAG. Following is a synopsis of our principal operational activities:

iVillage.com	An online destination providing practical solutions on a range of topics and everyday support for women 18 years of age and over.

iVillage Consulting	Assists companies in the creation and development of Web sites, digital commerce platforms and other aspects of technological infrastructures, primarily for Hearst Communications, Inc., and its affiliates, or Hearst, a related party.

Promotions.com	Includes Promotions.com and Webstakes.com, which offer online and offline promotions and direct marketing programs that are integrated with customers’ marketing initiatives.

Astrology.com	An online destination for individuals seeking daily horoscopes, astrological content and personalized forecasts.

IVPN	Through IVPN, iVillage operates iVillage Integrated Properties Inc., or IVIP, the operator of The Newborn Channel, and Lamaze Publishing Company, or Lamaze Publishing, publisher of Lamaze Parents, which collectively provide informational and instructional magazines, custom publications, television programming, videos and online properties of interest to expectant and new parents.

PAG	Comprised of Business Women’s Network, Diversity Best Practices and Best Practices in Corporate Communications, each offering an extensive database of pertinent information and events to subscribing companies and members, and relevant publications.

iVillage has historically incurred net losses and negative cash flows on an annual basis. However, management believes that iVillage’s current funds will be sufficient to enable iVillage to meet its planned expenditures through the next twelve months. Factors that could adversely affect iVillage’s ability to achieve profitable operations include the loss of any of iVillage’s major customers, a significant downturn in the advertising market or economy in general, and iVillage’s ability to generate significantly increased annual revenues.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements of iVillage as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003, respectively, included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Article 10 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with iVillage’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate intercompany elimination adjustments, necessary to present fairly the financial position of iVillage at September 30, 2004 and the results of its operations and its cash flows for the three and nine months ended September 30, 2004 and 2003, respectively. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revenues, Receivables and Customer Concentration

Wal-Mart Stores, Inc. and its affiliates, or Wal-Mart, accounted for approximately 11% of total revenues for the three months ended September 30, 2004. No other single customer accounted for more than 10% of total revenues for the three months ended September 30, 2004. Both Hearst, a related party, and Wal-Mart accounted for approximately 11% of total revenues for the nine months ended September 30, 2004. No other single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2004. iVillage’s five largest customers accounted for approximately 30% of total revenues for the three months ended September 30, 2004, and approximately 31% of total revenues for the nine months ended September 30, 2004. Wal-Mart accounted for approximately 12% of total revenues and Hearst accounted for approximately 11% of total revenues for the three months ended September 30, 2003. One customer, Hearst, accounted for approximately 12% of total revenues for the nine months ended September 30, 2003. No other single customer accounted for more than 10% of total revenues for both the three and nine months ended September 30, 2003. iVillage’s five largest customers accounted for approximately 32% of total revenues for the three months ended September 30, 2003 and approximately 28% of total revenues for the nine months ended September 30, 2003. At September 30, 2004, no single customer accounted for more than 10% of total net accounts receivable and at December 31, 2003, Hearst accounted for approximately 20% of total net accounts receivable. The significance of revenues from any of iVillage’s customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives.

Wal-Mart recently indicated to us that they would no longer be utilizing our subsidiary, IVPN, to create and distribute custom publications which were used for baby promotions in Wal-Mart’s United States stores. These publications accounted for approximately $4.8 million, or 10% of our total revenues, for the nine months ended September 30, 2004, and approximately $2.8 million, or 7% of our total revenues, for the nine months ended September 30, 2003. A failure to enter into contracts to replace these revenues would adversely affect our business, financial condition and results of operations.

Included in total revenues are barter transactions which totaled approximately $1.2 million, or 7% of total revenues, for the three months ended September 30, 2004, and approximately $3.2 million, or 7% of total revenues, for the nine months ended September 30, 2004. For the corresponding periods in 2003, barter transactions totaled approximately $1.1 million, or 9% of total revenues, for the three months ended September 30, 2003, and approximately $3.0 million, or 9% of total revenues, for the nine months ended September 30, 2003.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Web Site Development Costs

iVillage accounts for Web site development costs in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-2, “Accounting for Web Site Development Costs”, or EITF 00-2, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Amortization of Web site development costs is provided for by the straight-line method over the estimated useful life of two years. Development costs of approximately $0.3 million for the three months ended September 30, 2004, and approximately $0.4 million for the nine months ended September 30, 2004, were capitalized. The development costs capitalized for the nine months ended September 30, 2004 were associated with the redesign of iVillage’s and gURL.com’s Web sites. Amortization expense of Web site development costs was approximately $30,000 for the three months ended September 30, 2004 and approximately $0.1 million for the nine months ended September 30, 2004. No development costs were capitalized for both the three and nine months ended September 30, 2003. No amortization expense was recorded for the three months ended September 30, 2003, and approximately $0.3 million was recorded for the nine months ended September 30, 2003.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accrued Expenses

In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. iVillage reversed approximately $0.1 million for the three months ended September 30, 2004, and approximately $0.4 million for the nine months ended September 30, 2004, of accruals included in operating expenses. The reversal of accruals for the nine months ended September 30, 2004 was primarily due to the renegotiation of a vendor contract in the second quarter of 2004 which had substantial changes in the terms and conditions from the original contract and provided for a one-time benefit of approximately $0.3 million.. iVillage reversed approximately $0.1 million for the three months ended September 30, 2003, and approximately $0.2 million for the nine months ended September 30, 2003, of accruals included in operating expenses due to changes in estimates previously provided for. These amounts were offset by additional accruals for various operating expenses.

Income Taxes

The difference between iVillage’s U.S. federal statutory rate of 34%, as well as its state and local rate, net of federal benefit of 7%, when compared to its actual effective tax rate of 0% is principally attributed to a partial reversal of the valuation allowance related to its deferred tax assets. iVillage has a full valuation allowance on its net deferred tax assets. If iVillage continues to generate net income for the remainder of the year, it expects to record no provision for income taxes for the full year as a result of an expected partial reversal of an equivalent amount of the deferred tax asset valuation allowance. In addition, if iVillage continues to generate pre tax income in future periods a partial or full reversal of the valuation allowance against the deferred tax assets may be required, and such reversal may be material in the period in which the reversal is recorded. The decision to reverse the valuation allowance will, among other things, consider the profitability of iVillage in recent periods, as well as consideration of iVillage’s future profitability and available tax planning strategies.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

Included in both the three and nine months ended September 30, 2004 and September 30, 2003 calculation of weighted average number of shares of common stock outstanding are 58,394 shares and 189,478 shares, respectively, which have not been issued. These shares are being held for former Women.com Networks, Inc., or Women.com, and Promotions.com stockholders that have not yet exchanged their respective shares for shares of iVillage during the periods presented, but are entitled to do so.

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock options and warrants in the amount of 2,039,900 shares for the three months ended September 30, 2004 and 2,038,400 shares for the nine months ended September 30, 2004 were not included in the computation of diluted net income per share as they were anti-dilutive. Stock options and warrants in the amount of 11,353,254 shares for each of the three and nine months ended September 30, 2003, were not included in the computation of diluted net loss per share as they were anti-dilutive as a result of net losses during the periods presented.

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

	($ in thousands except per share data)
Net income (loss) – as reported	$1,139	$(9,266)	$359	$(27,461)

Weighted average shares of common
stock outstanding – basic	70,891	55,753	62,834	55,613
Assumed conversion of dilutive
securities	4,339	—	5,068	—

Weight average shares of common
stock outstanding – diluted	75,230	55,753	67,902	55,613

Basic net income (loss) per share	$0.02	$(0.17)	$0.01	$(0.49)

Diluted net income (loss) per share	$0.02	$(0.17)	$0.01	$(0.49)

Stock-Based Compensation

iVillage applies Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations in accounting for its stock option issuances, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. No compensation cost related to grants of stock options was reflected in iVillage’s net income (loss), as all options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Compensation cost related to the modification of stock option terms is measured at the quoted market price of iVillage’s common stock at the new measurement date and is amortized to expense over the remaining vesting period. Compensation costs related to the modification of stock option terms was no amount for the three months ended September 30, 2004, and approximately $0.3 million for the comparable period in 2003. For the nine months ended September 30, 2004, compensation costs related to the modification of stock option terms was approximately $19,000, and approximately $0.4 million for the comparable period in 2003. If compensation cost for iVillage’s stock options, utilizing the Black Scholes model, had been determined based on the fair value of the stock options at the grant date for awards in the three and nine months ended September 30, 2004 and 2003 consistent with the provisions of SFAS 123, iVillage’s net income (loss) would have been adjusted to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

	($ in thousands except per share data)
Net income (loss) – as reported	$1,139	$(9,266)	$359	$(27,461)
Stock-based compensation expense
determined under SFAS 123	(1,189)	(1,563)	(2,350)	(6,244)

Net loss – pro forma	$(50)	$(10,829)	$(1,991)	$(33,705)

Basic and diluted net income (loss)
per share – as reported	$0.02	$(0.17)	$0.01	$(0.49)

Basic and diluted net loss per share – pro forma	$(0.00)	$(0.19)	$(0.03)	$(0.61)

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

The weighted average assumptions used for grants made in 2004 and 2003 are as follows:

	Options granted during the
	nine months ended
	September 30,

	2004	2003

Risk-free interest rate	3.08%	2.56%
Expected option life	4 years	4 years
Dividend yield	0.00%	0.00%
Volatility	91.00%	108.00%

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

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which iVillage receives employee services in exchange for either equity instruments of iVillage or liabilities that are based on the fair value of iVillage’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it could have a significant impact on the consolidated statement of operations as iVillage will be required to expense the fair value of stock option grants.

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 – Goodwill

Intangible assets with indefinite lives and goodwill are not amortized, but are tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount. iVillage performs its annual impairment analysis in the fourth quarter of the fiscal year. In December 2003, iVillage completed the annual impairment test and no impairment was recognized. Due to a loss of a major customer, iVillage completed an impairment test on Reporting unit - 2 and no impairment was identified for the third quarter of 2004.

The following table sets forth the components of goodwill, net as of December 31, 2003 and September 30, 2004 (in thousands):

	December 31,		Impairment	September
	2003	Acquisition	losses	30, 2004

Reporting unit – 1	$19,084	$—	$—	$19,084
Reporting unit – 2	1,693	—	—	1,693
Reporting unit – 3	1,803	—	—	1,803

	$22,580	$—	$—	$22,580

Reporting unit – 1 includes iVillage Inc., Women.com Networks, Inc., Knowledgeweb, Inc., and Cooperative Beauty Ventures, L.L.C.

Reporting unit – 2 includes iVillage Parenting Network, Inc., Lamaze Publishing Company and iVillage Integrated Properties, Inc.

Reporting unit – 3 includes Public Affairs Group, Inc.

Note 3 – Intangible Assets

During the third quarter of 2004, iVillage acquired the Web site, database structure and content of Astrology Corporation for $75,000.

Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from one to ten years. The following table sets forth the components of the intangible assets subject to amortization as of September 30, 2004 and December 31, 2003 (in thousands):

		September 30, 2004				December 31, 2003

	Range of	Gross				Gross
	useful	carrying		Accumulated		carrying	Accumulated
	life	amount	Acquisition	amortization	Net	amount	amortization	Net

Advertiser and member
lists and customer
contracts	2-10 years	$20,727	$—	$(13,309)	$7,418	$20,727	$(11,253)	$9,474
Trademarks and
domain names	3 years	3,227	—	(3,177)	50	3,227	(2,775)	452
Licensing agreement	10 years	2,900	—	(1,482)	1,418	2,900	(1,265)	1,635
Technology	3 years	935	—	(743)	192	935	(507)	428
Non-competition
agreements	1 years	810	—	(810)	—	810	(810)	—
Content	3 years	600	75	(600)	75	600	(600)	—

		$29,199	$75	$(20,121)	$9,153	$29,199	$(17,210)	$11,989

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Amortization expense for the three months ended September 30, 2004 was approximately $0.6 million and $2.9 million for the nine months ended September 30, 2004. Amortization expense for the three months ended September 30, 2003 was approximately $1.1 million and $3.7 million for the nine months ended September 30, 2003.

Estimated amortization expense for the twelve months ending September 30 are as follows (in thousands):

2005	$2,147
2006	1,890
2007	1,790
2008	1,760
2009	1,565

$9,152

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

All monies received by iVillage under the license agreement will be classified as other income and will be included in the condensed consolidated statements of operations as a gain on sale of joint venture interest. iVillage has earned approximately $0.1 million for the three months ended September 30, 2004, and approximately $0.3 million for the nine months ended September 30, 2004 for services provided. iVillage earned approximately $0.2 million for the three months ended September 30, 2003, and approximately $0.4 million for the nine months ended September 30, 2003. As of September 30, 2004, iVillage was owed approximately $0.1 million, and at December 31, 2003, iVillage was owed approximately $49,000.

Note 5 – Discontinued Operations

As of September 30, 2004 and December 31, 2003, included in “Other current liabilities” in the consolidated balance sheets is approximately $0.1 million of current liabilities of discontinued operations.

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Related Party Transactions

America Online, Inc., a division of Time Warner Inc.

America Online, Inc., a division of Time Warner Inc., or AOL, is a stockholder of iVillage. Additionally, a member of the board of directors was an employee of AOL through June 2004. During 2003, iVillage signed six advertising agreements with AOL to promote various AOL products. Of these six agreements, five were completed as of December 31, 2003 and the remaining agreement was completed in January 2004. In consideration of these services, AOL paid iVillage approximately $0.5 million, of which $0.1 million was received in the first quarter of 2004.

In 2004, AOL has signed two contracts for various services offered by PAG, and iVillage has signed two advertising agreements with AOL to promote various AOL products.

Revenues from AOL were approximately $0.1 million for each of the three and nine months ended September 30, 2004. Revenues from AOL were approximately $0.3 million for each of the three and nine months ended September 30, 2003. At September 30, 2004, iVillage was owed a receivable of approximately $45,000, and at December 31, 2003, iVillage was owed a receivable of approximately $0.1 million. At each of September 30, 2004 and December 31, 2003, no amounts were owed by iVillage to AOL.

Hearst Communications, Inc.

As of September 30, 2004, Hearst owned approximately 25% of iVillage’s outstanding common stock and had representation on iVillage’s board of directors. (For a further discussion of Hearst’s ownership of iVillage securities, please see Note 8 – Capital Stock – Warrants).

As part of the acquisition of Women.com, iVillage acquired approximately $4.9 million of prepaid print advertising in certain Hearst magazines. These ads appeared through December 2003. During the third quarter of 2003, iVillage expensed approximately $0.1 million of non-cash print advertising expense, and included in the caption “Other income, net” in the condensed consolidated statements of operations, iVillage expensed approximately $0.2 million for expired prepaid print advertising credits. For the nine months ended September 30, 2003, iVillage expensed approximately $0.4 million of non-cash print advertising expense and expired credits from this advertising.

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

Revenues, net of royalty payments, from Hearst were approximately $1.5 million for the three months ended September 30, 2004, and approximately $5.3 million for the nine months ended September 30, 2004. Revenues, net of royalty payments, from Hearst were approximately $1.5 million for the three months ended September 30, 2003, and approximately $4.8 million for the nine months ended September 30, 2003. iVillage was owed a net receivable from this stockholder of approximately $0.3 million as of September 30, 2004, and approximately $1.3 million as of December 31, 2003.

Waterfront Media, Inc.

Our Chief Executive Officer and another board member of iVillage, Habib Kairouz, both serve on the board of directors of one of our customers, Waterfront Media Inc., or Waterfront Media. Our Chief Executive Officer owns less than one percent of Waterfront Media’s fully diluted securities. As a Managing Partner of Rho Capital Partners, Inc., Habib Kairouz may be deemed to have indirect beneficial ownership of approximately 33% of Waterfront Media’s fully diluted voting securities as a result of shares owned directly by affiliates of Rho Capital Partners, Inc.

Through September 30, 2004, iVillage has signed seven new advertising agreements with Waterfront Media. Amounts due from Waterfront Media were approximately $35,000 as of September 30, 2004, and approximately $0.1 million as of December 31, 2003. Revenues from Waterfront Media were approximately $0.1 million for the three months ended September 30, 2004, and approximately $0.3 million for the nine months ended September 30, 2004. Revenues from Waterfront Media were approximately $0.1 million for each of the three and nine months ended September 30, 2003.

Stockholder Note Receivable

During the first nine months of 2004, we received approximately $0.2 million from the repayment of stockholder notes.

Note 7 – Commitments and Contingencies

Leases

iVillage leases office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of September 30, 2004, for the next five years:

Twelve months ending September 30:	(in thousands)

2005	$2,089
2006	1,793
2007	1,568
2008	1,493
2009	1,477
Thereafter	6,247

$14,667

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

Litigation

In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2004 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition any monetary liability or financial impact to iVillage from these matters would not be material to iVillage’s results of operations and financial condition.

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

In June 2001, Euregio.net commenced an action in Belgium against Women.com claiming damages in excess of one million Euros in connection with certain alleged copyright infringements. Despite Women.com’s arguments challenging the jurisdiction of the Belgian court, the alleged infringements and the amount of damages, in January 2003 a Belgian court issued a judgment against Women.com in the amount of approximately 850,000 Euros. Women.com appealed the judgment in the Belgian court system, and on September 15, 2004 a judgment in the appeal awarded Euregio.net 251,000 Euros (approximately $0.3 million based on the Euro exchange rate as of September 30, 2004).

On October 27, 2004, Women.com and Euregio.net entered into a settlement agreement pursuant to which Women.com paid Euregio.net 150,000 Euros, or approximately $0.2 million, of which $0.1 million was charged to operations and is included in general and administrative in the condensed consolidated statements of operations, with the remainder charged against a previously established reserve. Women.com is also required to pay the amount of any income tax obligation of Euregio.net and its founder related to the settlement in an amount up to 7,500 Euros, or approximately $10,000 based on the Euro exchange rate as of November 10, 2004 (the “Euro Exchange Rate”). In addition, Women.com is required to purchase an advertising campaign from EasyScopes Entertainment Network, a compilation of Web sites affiliated with Euregio.net, for 101,000 Euros, or approximately $0.1 million based on the Euro Exchange Rate, which will be run for 15 consecutive months commencing January 2005. The 101,000 Euros must be paid prior to December 31, 2004 and will be held in a joint escrow account. During the advertising campaign, Euregio.net has guaranteed a certain amount of traffic will be directed to the Women.com Web site, and in the event that such traffic is not delivered, Euregio.net will deliver additional advertising impressions until such time as the guarantee is met. Pursuant to the terms of the settlement agreement, both parties have waived their respective right to appeal the judgment of the Belgium court, the settlement fully and finally satisfies all of Euregio.net’s rights under such judgment, and the litigation is concluded.

Back to Index

iVillage Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Capital Stock

Securities Offering

On July 6, 2004, iVillage completed a public offering of 11,560,032 shares of its common stock generating total proceeds, net of underwriting discounts and commissions and estimated costs of the offering, of approximately $64.7 million to iVillage.

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

As of September 30, 2004, there were outstanding warrants to purchase 5,282 shares of iVillage common stock with an exercise price of $14.35 per share.

Note 9 – Treasury Stock

On September 3, 2004, the former owners of StudentCenter LLC, the assets of which were purchased by iVillage in September 1997 and sold in May 1998, exercised 41,666 options. The options had a grant price of $5.10 per share representing gross proceeds of approximately $0.2 million. In lieu of cash payment, the former owners of StudentCenter LLC remitted 37,405 shares with an average price of $5.68 per share to iVillage.

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

Overview

The following management’s discussion and analysis is intended to provide information necessary to understand our unaudited interim condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. It is organized as follows:

•	The section entitled “iVillage Background,” briefly describes our principal operational activities.

•	“Critical Accounting Policies” discusses each of our most critical accounting policies including revenue recognition, fixed assets and intangibles, website development costs, goodwill, income taxes, allowance for doubtful accounts, and management estimates and assumptions.

Back to Index

•	“Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides detailed narrative regarding significant changes in our results of operations for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

•	“Liquidity and Capital Resources” discusses our liquidity, cash flows for the three and nine months ended September 30, 2004 compared to those for the three and nine months ended September 30, 2003, factors that may influence our future cash requirements and the status of certain contractual obligations as of September 30, 2004.

•	“Recent Accounting Pronouncements” discusses the significance of various recent accounting pronouncements to our financial reporting

•	“Legal Proceedings” discusses the status of certain litigation.

•	“Risk Factors” discusses various risks and uncertainties associated with our business.

iVillage Background

iVillage is “the Internet for women” and consists of several online and offline media-based properties, including iVillage.com Web site, or iVillage.com, iVillage Consulting, Promotions.com, Inc., or Promotions.com, Knowledgeweb, Inc., operator of the Astrology.com Web site, or Astrology.com, iVillage Parenting Network, Inc., or IVPN, and Public Affairs Group, Inc., or PAG. Following is a synopsis of our principal operational activities:

iVillage.com	An online destination providing practical solutions on a range of topics and everyday support for women 18 years of age and over.

iVillage Consulting	Assists companies in the creation and development of Web sites, digital commerce platforms and other aspects of technological infrastructures, primarily for Hearst Communications, Inc., and its affiliates, or Hearst, a related party.

Promotions.com	Includes Promotions.com and Webstakes.com, which offer online and offline promotions and direct marketing programs that are integrated with customers’ marketing initiatives.

Astrology.com	An online destination for individuals seeking daily horoscopes, astrological content and personalized forecasts.

IVPN	Through IVPN, we operate iVillage Integrated Properties, Inc., or IVIP, the operator of The Newborn Channel, and Lamaze Publishing Company, or Lamaze Publishing, publisher of Lamaze Parents, which collectively provide informational and instructional magazines, custom publications, television programming, videos and online properties of interest to expectant and new parents.

PAG	Comprised of Business Women’s Network, Diversity Best Practices and Best Practices Corporate Communications, each events to subscribing companies and members, and relevant publications.

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

For contracts with multiple elements, namely those that include delivered and undelivered products, or advertising and production revenue, we allocate revenue to each element based on evidence of its fair value and other requirements under the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, or EITF 00-21. Evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. We recognize revenue allocated to each element when the criteria for revenue set forth above are met.

Back to Index

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

Back to Index

Astrology.com

Revenues from Astrology.com consist of the sale of astrological charts and other related products to users of our astrology-related Web sites. We recognize revenues from astrological product sales, net of any discounts, when products are delivered to customers, the collection of the receivable is reasonably assured and no further obligations remain. In addition, Astrology.com earns revenues through the licensing of its content and revenue share agreements. We recognize revenues from these products when the collection of the receivable is reasonably assured or as cash is received, and no further obligations remain.

IVPN

IVPN’s revenues have been derived primarily from advertising placements in IVPN’s publications, videos, and broadcasts of The Newborn Channel. In addition, sponsorship and advertising revenues are generated through a sampling and coupon program, which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant parents. Sponsorship and advertising revenues are recognized on a straight-line basis over the term of the contract, provided that IVPN has no continuing obligations and the collection of the receivable is reasonably assured.

IVPN creates and distributes custom publications and mailings primarily on behalf of one advertiser. Revenues from the sale of custom publications and mailings are recognized when IVPN completes its creative responsibilities and receives the appropriate approvals from the customer and/or through the distribution of the custom publications, provided that evidence of fair value is obtained at a minimum on the undelivered deliverable, and the other requirements of EITF 00-21 are fulfilled.

IVPN also charges an annual fee paid by hospitals for their receipt of broadcasts of the Newborn Channel. Contracts related to this fee typically range from three to five years in length. IVPN recognizes revenues from these fees ratably over the term of the agreement provided the collection of the receivable is reasonably assured.

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

Web Site Development Costs

iVillage accounts for Web site development costs in accordance with the provisions of EITF Issue No. 00-2, “Accounting for Web Site Development Costs”, or EITF 00-2, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Amortization of Web site development costs is provided for by the straight-line method over the estimated useful life of two years.

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

Back to Index

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

The difference between our U.S. federal statutory rate of 34%, as well as our state and local rate, net of federal benefit of 7%, when compared to our actual effective tax rate of 0% is principally attributed to a partial reversal of the valuation allowance related to our deferred tax assets. We have a full valuation allowance on our net deferred tax assets. If we continue to generate net income for the remainder of the year, we expect to record no provision for income taxes for the full year as a result of an expected partial reversal of an equivalent amount of the deferred tax asset valuation allowance. In addition, if we continue to generate pre tax income in future periods a partial or full reversal of the valuation allowance against the deferred tax assets may be required, and such reversal may be material in the period in which the reversal is recorded. The decision to reverse the valuation allowance will, among other things, consider our profitability in recent periods, as well as consideration of our future profitability and available tax planning strategies.

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

Our quarterly results of operations fluctuate due to a variety of factors. For example, we achieved net income for each of the three months ended December 31, 2003, June 30, 2004 and September 30, 2004. However, we incurred a net loss for each of our other historical quarters. We believe the following factors may contribute to the variability of our results of operations from period to period:

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

Revenues

Beginning in the quarterly report for the three months ended March 31, 2004, we reclassified Promotions.com revenues to add revenues from Promotions.com and Webstakes.com under iVillage.com. Consequently, the following discussion of our revenues may not correspond to similar discussions in prior quarterly and annual reports. The following table sets forth revenues by property:

	Three Months Ended September 30,					Nine Months Ended September 30,

			(dollars in thousands)

	2004	(1)	2003	(1)		2004	(1)	2003	(1)

iVillage.com	$9,524	57%	$7,179	53%		$27,857	57%	$22,326	57%

Astrology.com	908	5%	763	6%		2,536	5%	2,160	5%

IVPN	5,351	32%	5,095	38%		15,741	32%	12,542	32%

PAG	915	5%	525	4%		2,569	5%	2,330	6%

Total revenues	$16,698	100% (2)	$13,562	100	%(2)	$48,703	100% (2)	$39,358	100%

(1)	Percent of total revenues.
(2)	The aggregate of this column does not equal 100% due to rounding.

Back to Index

iVillage.com

	Three Months Ended September 30,				Nine Months Ended September 30,

	(dollars in thousands)

	2004	(1)	2003	(1)	2004	(1)	2003	(1)

Sponsorship & advertising	$5,706	60%	$4,520	63%	$17,297	62%	$13,885	62%

Barter	1,188	12%	902	13%	3,113	11%	2,820	13%

iVillage Consulting	1,346	14%	743	10%	3,582	13%	2,433	11%

Promotions.com	1,030	11%	837	12%	3,157	11%	2,642	12%

Online services/other	254	3%	177	2%	708	3%	546	2%

	$9,524	100%	$7,179	100%	$27,857	100%	$22,326	100%

(1) Percent of iVillage.com’s revenues.

Three Months Ended September 30

Revenues from iVillage.com accounted for approximately 57% of total revenues for the three months ended September 30, 2004, and approximately 53% for the three months ended September 30, 2003. Revenues from iVillage.com increased approximately $2.3 million, or 33%, for the three months ended September 30, 2004, as compared to the corresponding period in 2003.

The increase in revenues for the three months ended September 30, 2004, as compared to the corresponding period in 2003, was primarily due to an increase in sponsorship and advertising revenues, which includes revenues from sponsored links, of approximately $1.2 million, and an increase in iVillage Consulting revenues of approximately $0.6 million. The increase in sponsorship and advertising revenues was primarily due to an increase in the number of contracts and advertisers, coupled with higher pricing in 2004, as compared to the corresponding period in 2003, generating incremental revenues of approximately $1.0 million. Revenues from sponsored links, which commenced in the third quarter of 2003, contributed approximately $0.2 million in revenues for the three months ended September 30, 2004, compared to approximately $38,000 for the corresponding period in 2003. The increase in iVillage Consulting revenues of approximately 81% for the three months ended September 30, 2004, as compared to the corresponding period in 2003, was primarily due to the three-year renewal of a Web Site services agreement signed with Hearst in July 2004 which provides for an increase in fees and lower royalty payments. The increase in iVillage Consulting revenues is also due to a two-year Web site services agreement signed with Hearst in December 2003 for providing production, maintenance and hosting services for three teen Web sites.

Revenues from Promotions.com increased approximately $0.2 million, or 23% for the three months ended September 30, 2004, as compared to the corresponding period in 2003, primarily due to a larger number of promotional campaigns created and managed by the Promotions.com division for a customer in 2004, as compared to the corresponding period in 2003.

Back to Index

Nine Months Ended September 30

Revenues from iVillage.com accounted for approximately 57% of total revenues for both the nine months ended September 30, 2004 and September 30, 2003. Revenues from iVillage.com increased approximately $5.5 million, or 25%, for the nine months ended September 30, 2004, as compared to the corresponding period in 2003.

The increase in revenues for the nine months ended September 30, 2004, as compared to the corresponding period in 2003, was primarily due to an increase in sponsorship and advertising revenues, which includes revenues from sponsored links, of approximately $3.4 million, and an increase in iVillage Consulting revenues of approximately $1.1 million. The increase in sponsorship and advertising revenues was primarily due to an increase in the number of contracts and advertisers, coupled with higher pricing in 2004, as compared to the corresponding period in 2003, generating incremental revenues of approximately $2.8 million. Revenues from sponsored links contributed approximately $0.6 million in revenues for the nine months ended September 30, 2004, compared to approximately $38,000 for the corresponding period in 2003. The increase in iVillage Consulting revenues of approximately 47% for the nine months ended September 30, 2004, as compared to the corresponding period in 2003, was primarily due to the three-year renewal of a Web Site services agreement signed in July 2004 with Hearst to provide hosting and production services related to several of Hearst magazine Web sites. The renewal provides for an increase in fees and lower royalty payments. In addition, iVillage Consulting fees increased due to a two-year Web site services agreement signed in December 2003 with Hearst for providing production, maintenance and hosting services for three teen Web sites.

Revenues from Promotions.com increased approximately $0.5 million, or 19% for the nine months ended September 30, 2004, as compared to corresponding period in 2003, primarily due to a larger number of promotional campaigns created and managed by the Promotions.com division for a customer in 2004, as compared to the corresponding period in 2003, generating incremental revenues of approximately $1.0 million. The increase in revenues is offset by lower revenues of approximately $0.5 million for the nine months ended September 30, 2004, as compared to the corresponding period in 2003, from the Webstakes.com division due to the modification of its business model during 2003, in anticipation of the federal CAN-SPAM Act of 2003, as well as a deteriorating environment for email direct marketers.

Astrology.com

	Three Months Ended September 30,				Nine Months Ended September 30,

				(dollars in thousands)

	2004	(1)	2003	(1)	2004	(1)	2003	(1)

Online services	$793	87%	$735	96%	$2,168	85%	$2,072	96%
Other	115	13%	28	4%	368	15%	88	4%

	$908	100%	$763	100%	$2,536	100%	$2,160	100%

(1) Percent of Astrology.com’s revenues.

Back to Index

Three Months Ended September 30

Revenues from Astrology.com accounted for approximately 5% of total revenues for the three months ended September 30, 2004, and approximately 6% for the three months ended September 30, 2003. Revenues from Astrology.com increased approximately $0.1 million, or 19%, for the three months ended September 30, 2004, as compared to the corresponding period in 2003, primarily due to an increase in astrological charts sold and revenue share payments received from third parties.

Nine Months Ended September 30

Revenues from Astrology.com accounted for approximately 5% of total revenues for both the nine months ended September 30, 2004 and September 30, 2003. Revenues from Astrology.com increased approximately $0.4 million, or 17%, for the nine months ended September 30, 2004, as compared to the corresponding period in 2003, primarily due to an increase in astrological charts sold and revenue share payments received from third parties.

IVPN

	Three Months Ended September 30,				Nine Months Ended September 30,

			(dollars in thousands)

	2004	(1)	2003	(1)	2004	(1)	2003	(1)

Sponsorship & advertising	$3,031	57%	$3,307	65%	$8,819	56%	$9,426	75%

Custom publications	1,963	37%	1,543	30%	5,851	37%	2,799	22%

Licensing fees	357	7%	94	2%	1,071	7%	166	1%

Barter	—	0%	151	3%	—	0%	151	1%

	$5,351	100% (2)	$5,095	100%	$15,741	100%	$12,542	100% (2)

(1)	Percent of IVPN’s revenues.
(2)	The aggregate of this column does not equal 100% due to rounding.

Three Months Ended September 30

Revenues from IVPN accounted for approximately 32% of total revenues for the three months ended September 30, 2004, and approximately 38% for the three months ended September 30, 2003. Revenues from IVPN increased approximately $0.3 million, or 5%, for the three months ended September 30, 2004, as compared to the corresponding period in 2003.

Back to Index

The increase in revenues for the three months ended September 30, 2004, as compared to the corresponding period in 2003, was primarily due to an increase of approximately $0.4 million in revenues from custom publications and an increase of approximately $0.3 million in licensing fees. The increase in revenues is primarily offset by lower sponsorship and advertising revenues of approximately $0.3 million for the three months ended September 30, 2004, as compared to the corresponding period in 2003, mainly due to a decrease in the number of advertising placements in IVPN’s publications and video. The increase in revenues from custom publications for the three months ended September 30, 2004, as compared to the corresponding period in 2003, was primarily due to revenue recognized for three publications created and/or distributed in the third quarter of 2004, as compared to only one publication created and distributed for the same period in 2003. Licensing fee revenues increased approximately $0.3 million, or 280%, for the three months ended September 30, 2004, as compared to the corresponding period in 2003, primarily due to the commencement of a larger number of agreements in which hospitals pay an annual fee for The Newborn Channel. As of September 30, 2004, 566 hospitals had agreed to pay a fee for The Newborn Channel and 518 contracts had commenced. As of September 30, 2003, 286 hospitals had agreed to pay a fee for The Newborn Channel and 195 contracts had commenced. Revenues from IVPN may vary based upon the timing and volume of customers’ advertising and marketing initiatives.

Nine Months Ended September 30

Revenues from IVPN accounted for approximately 32% of total revenues for both the nine months ended September 30, 2004 and September 30, 2003. Revenues from IVPN increased approximately $3.2 million, or 26%, for the nine months ended September 30, 2004, as compared to the corresponding period in 2003.

The increase in revenues for the nine months ended September 30, 2004, as compared to the corresponding period in 2003, was primarily due to an increase of approximately $3.1 million in revenues from custom publications and an increase of approximately $0.9 million in licensing fees. The increase in revenues is primarily offset by lower sponsorship and advertising revenues of approximately $0.6 million for the nine months ended September 30, 2004, as compared to the corresponding period in 2003. Revenues from custom publications increased approximately 109% for the nine months ended September 30, 2004, as compared to the corresponding period in 2003, primarily due to an increase in the number of publications created and distributed. Licensing fee revenues increased approximately $0.9 million, or 545%, for the nine months ended September 30, 2004, as compared to the corresponding period in 2003, primarily due to the commencement of a larger number of agreements in which hospitals pay an annual fee for The Newborn Channel. The decrease in sponsorship and advertising revenues of approximately 6% for the nine months ended September 30, 2004, as compared to the corresponding period in 2003, was primarily due a decrease in advertising placements in IVPN’s publications and video, and a lower number of customers advertising on The Newborn Channel in 2004.

Wal-Mart Stores, Inc. and its affiliates, or Wal-Mart, recently indicated to us that they would no longer be utilizing IVPN to create and distribute custom publications which were used for baby promotions in Wal-Mart’s United States stores. These publications accounted for approximately $4.8 million, or 31%, of IVPN’s total revenues for the nine months ended September 30, 2004, and approximately $2.8 million, or 22%, for the nine months ended September 30, 2003. A failure to enter into contracts to replace these revenues would adversely affect IVPN’s business, financial condition and results of operations.

Back to Index

PAG

	Three Months Ended September 30,				Nine Months Ended September 30,

	(dollars in thousands)

	2004	(1)	2003	(1)	2004	(1)	2003	(1)

Subscription-based programs	$456	50%	$427	81%	$1,365	53%	$1,263	54%

Events	339	37%	16	3%	699	27%	641	28%

Consulting/other	104	11%	78	15%	451	18%	390	17%

Barter	16	2%	4	1%	54	2%	36	2%

	$915	100%	$525	100%	$2,569	100%	$2,330	100% (2)

(1)	Percent of PAG’s revenues.
(2)	The aggregate of this column does not equal 100% due to rounding.

Three Months Ended September 30

Revenues from PAG accounted for approximately 5% of total revenues for the three months ended September 30, 2004, and approximately 4% for the three months ended September 30, 2003. Revenues from PAG increased approximately $0.4 million, or 74%, for the three months ended September 30, 2004, as compared to the corresponding period in 2003. The increase in revenues for the three months ended September 30, 2004, as compared to the corresponding period in 2003, was primarily due to an increase of approximately $0.3 million generated mainly from an event in July 2004 where higher revenues were generated as a result of higher sale prices, as compared to the same event held in 2003.

Nine Months Ended September 30

Revenues from PAG accounted for approximately 5% of total revenues for the nine months ended September 30, 2004, and approximately 6% for the nine months ended September 30, 2003. Revenues from PAG increased approximately $0.2 million, or 10%, for the nine months ended September 30, 2004, as compared to the corresponding period in 2003. The revenue increase for the nine months ended September 30, 2004 was primarily due to an increase in the number of participating members in subscription-based programs resulting in incremental revenues of approximately $0.1 million.

Revenues, Receivables and Customer Concentration

Our five largest customers accounted for approximately 30% of total revenues for the three months ended September 30, 2004, and approximately 32% of total revenues for the corresponding period in 2003. Our five largest customers accounted for approximately 31% of total revenues for the nine months ended September 30, 2004, and approximately 28% of total revenues for the corresponding period in 2003. Wal-Mart accounted for approximately 11% of total revenues for the three months ended September 30, 2004. No other single customer accounted for more than 10% of our total revenues for the three months ended September 30, 2004. Both Hearst and Wal-Mart accounted for approximately 11% of total revenues for the nine months ended September 30, 2004. No other single customer accounted for more than 10% of our total revenues for the nine months ended September 30, 2004. Wal-Mart accounted for approximately 12% of total revenues and Hearst accounted for approximately 11% of total revenues for the three months ended September 30, 2003. One customer, Hearst, accounted for approximately 12% of total revenues for the nine months ended September 30, 2003. No other single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2003. At September 30, 2004, no single customer accounted for more than 10% of total net accounts receivable, and at December 31, 2003, Hearst accounted for approximately 20% of total net accounts receivable. The significance of revenues from any of our customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives. We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers.

Back to Index

Wal-Mart recently indicated to us that they would no longer be utilizing our subsidiary, IVPN, to create and distribute custom publications which were used for baby promotions in Wal-Mart’s United States stores. These publications accounted for approximately $4.8 million, or 10% of our total revenues, for the nine months ended September 30, 2004, and approximately $2.8 million, or 7% of our total revenues, for the nine months ended September 30, 2003. A failure to enter into contracts to replace these revenues would adversely affect our business, financial condition and results of operations.

Because our largest customers have varied over time in the past, we anticipate that they will continue to do so in the future. Consequently, the loss of even a small number of our largest customers at any one time may adversely affect our business, financial condition and results of operations, unless we are able to enter into contracts to replace lost revenues.

Operating Expenses

The following table sets forth our operating expenses by type (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004	(1)	2003	(1)	2004	(1)	2003	(1)

Editorial, product development
and technology	$7 ,740	46%	$7,551	56%	$22,264	46%	$22,180	56%

Sales and marketing	4,562	27%	4,476	33%	13,670	28%	15,034	38%

General and administrative	2,440	15%	4,198	31%	8,233	17%	10,295	26%

Lease restructuring charge and related impairment of fixed assets	—	0%	5,101	38%	—	0%	9,126	23%

Depreciation and amortization	1,140	7%	1,856	14%	4,897	10%	6,804	17%

Impairment of goodwill, intangible assets, and fixed assets	—	0%	—	0%	—	0%	4,029	10%

Total operating expenses	$15,882	95%	$23,182	172%	$49,064	101%	$67,468	170%

(1)	Percent of total revenues.

Total operating expenses for the three and nine months ended September 30, 2004, as compared to the corresponding periods in 2003, have declined primarily as a result of cost reductions, reduced depreciation and amortization and non-cash charges incurred in 2003. In the past, we have achieved cost reductions through increased managerial efficiencies and several expense reduction initiatives targeted at certain expenses, including reduced advertising, reduced lease commitments, targeted staff reductions and reduced employee benefit plan costs.

Back to Index

Editorial, Product Development and Technology

Editorial, product development and technology expenses consist primarily of the following:

•	payroll, severance and related expenses for the editorial, technology, Web site design and production staffs;

•	the cost of communications;

•	related expenditures necessary to support iVillage’s Web sites, software development, technology and support operations;

•	costs associated with IVPN’s magazines, custom publications, onsert program, which bundles samples and promotional literature in a poly-bag with a magazine, and the broadcasting of its programs; and

•	an allocation of facility expenses, which is based on the number of personnel in editorial, product development and technology roles.

Three Months Ended September 30

Editorial, product development and technology expenses for the three months ended September 30, 2004 were approximately $7.7 million, or 46% of total revenues. Editorial, product development and technology expenses for the three months ended September 30, 2003 were approximately $7.6 million, or 56% of total revenues.

Editorial, product development and technology expenses increased approximately $0.2 million, or 3%, for the three months ended September 30, 2004, as compared to the corresponding period in 2003, primarily due to an increase of approximately $0.6 million for costs associated with three custom publications created and/or distributed in the third quarter of 2004, as compared with only one custom publication created and distributed in the corresponding period in 2003, and increased consultant expenses of approximately $0.2 million primarily from the Promotions.com division which stems from an increase in the number of promotional campaigns created and managed for a customer. These amounts were partially offset by a decrease in payroll, severance and related expenses of approximately $0.1 million, licensing fees of approximately $0.1 million, hardware and software maintenance expenses of approximately $0.1 million, as well as a decrease in facility costs resulting in a decreased facilities allocation of approximately $0.2 million. The decrease in payroll, severance and related expenses was partially due to the capitalization of salaries associated with the redesign of our Web site in accordance with EITF 00-2 of approximately $0.1 million. Licensing fees decreased due to the renegotiation of a vendor contract in the second quarter of 2004 which had substantial changes in the terms and conditions from the original contract which reduces future obligations. Hardware and software maintenance expenses decreased due to a change in prior estimates. Facility costs decreased in 2004, as compared to the corresponding period in 2003, due to a lease amendment entered into with the landlord of our New York leased space, in the third quarter of 2003, whereby we received a reduction in leased space, as well as a reduction in our rent per square foot. As a result, total costs for the New York leased facility for the three months ended September 30, 2004 decreased approximately $0.1 million, as compared to the corresponding period in 2003. In addition, several vendor contracts were renegotiated which decreased facility costs by approximately $0.1 million for the three months ended September 30, 2004, as compared to the corresponding period in 2003.

Back to Index

Editorial, product development and technology expenses decreased as a percentage of total revenues for the three months ended September 30, 2004, when compared to the corresponding period in 2003, primarily due to the increase in total revenues.

Nine Months Ended September 30

Editorial, product development and technology expenses for the nine months ended September 30, 2004 were approximately $22.3 million, or 46% of total revenues. Editorial, product development and technology expenses for the nine months ended September 30, 2003 were approximately $22.2 million, or 56% of total revenues.

Editorial, product development and technology expenses increased approximately $0.1 million, or less than 1%, for the nine months ended September 30, 2004, as compared to the corresponding period in 2003, primarily due to an increase of approximately $1.3 million of costs associated with three custom publications in 2004, as compared with only one custom publication in 2003, and increased consultant expenses of approximately $0.8 million primarily from the Promotions.com division which stems from an increase in the number of promotional campaigns created and managed for a customer. These amounts were primarily offset by a decrease in payroll, severance and related expenses of approximately $0.7 million, licensing fees of approximately $0.4 million, production costs associated with IVPN’s magazines, videos and promotional programs of approximately $0.1 million, hardware and software maintenance expenses of approximately $0.1 million, as well as a decrease in facility costs resulting in a decreased facilities allocation of approximately $0.6 million. The decrease in payroll, severance and related expenses was primarily due to the capitalization of salaries associated with the redesign of our Web site in accordance with EITF 00-2 of approximately $0.3 million and lower severance expenses of approximately $0.1 million. Licensing fees decreased due to the renegotiation of a vendor contract in the second quarter of 2004 which had substantial changes in the terms and conditions from the original contract, and provided a one-time benefit of approximately $0.3 million, as well as reduces future obligations. Hardware and software maintenance expenses decreased due to a change in prior estimates. Facility costs decreased in 2004, as compared to the corresponding period in 2003, primarily due to a lease amendment described above. As a result, total costs for the New York leased facility for the nine months ended September 30, 2004 decreased approximately $0.7 million, as compared to the corresponding period in 2003. In addition, several vendor contracts were renegotiated which decreased facility costs by approximately $0.4 million for the three months ended September 30, 2004, as compared to the corresponding period in 2003.

Editorial, product development and technology expenses decreased as a percentage of total revenues for the nine months ended September 30, 2004, when compared to the corresponding period in 2003, primarily as a result of an increase in total revenues.

Back to Index

Sales and Marketing

Sales and marketing expenses consist primarily of the following:

•	payroll, commissions, severance and related expenses for sales and marketing personnel;

•	advertising and other marketing-related expenses; and

•	an allocation of facility expenses, which is based on the number of personnel in sales and marketing roles.

Three Months Ended September 30

Sales and marketing expenses for the three months ended September 30, 2004 were approximately $4.6 million, or 27% of total revenues. Sales and marketing expenses for the three months ended September 30, 2003, were approximately $4.5 million, or 33% of total revenues.

Sales and marketing expenses increased approximately $0.1 million, or 2%, for the three months ended September 30, 2004, as compared to the corresponding period in 2003, primarily due to an increase in media and advertising expenses of approximately $0.1 million resulting from an increase in barter transactions, and payroll, commission, severance and related expenses of approximately $0.1 million. These expenses were offset by a decrease in market research costs of approximately $0.1 million. Market research costs decreased for the three months ended September 30, 2004, as compared to the corresponding period in 2003, primarily due to a research study conducted by a third party vendor in 2003, with no comparable study performed in 2004. Sales and marketing expenses decreased as a percentage of total revenues for the three months ended September 30, 2004, when compared to the corresponding period in 2003, due to an increase in total revenues.

Included in sales and marketing expenses are barter transactions, which amounted to approximately 28% of total sales and marketing costs during the three months ended September 30, 2004, compared to approximately 22% of such costs for the corresponding three months in 2003.

Nine Months Ended September 30

Sales and marketing expenses for the nine months ended September 30, 2004 were approximately $13.7 million, or 28% of total revenues. Sales and marketing expenses for the nine months ended September 30, 2003 were approximately $15.0 million, or 38% of total revenues.

Sales and marketing expenses decreased approximately $1.4 million, or 9%, for the nine months ended September 30, 2004, as compared to the corresponding period in 2003, primarily due to a decrease in market research costs of approximately $0.4 million, consultant expenses of approximately $0.2 million, payroll, commissions, severance and related expenses of approximately $0.1 million, media and advertising expenses of approximately $0.2 million, as well as lower facility costs, resulting in a decreased facilities allocation of approximately $0.4 million. Market research costs decreased for the nine months ended September 30, 2004, as compared to the corresponding period in 2003, primarily due to a research study conducted by a third party vendor in 2003, with no comparable research study performed in 2004. Media and advertising expenses decreased due to non-cash print advertising run in certain Hearst magazines in 2003, with no comparable expense in 2004. The print advertising was acquired as part of the Women.com acquisition. Sales and marketing expenses decreased as a percentage of total revenues for the nine months ended September 30, 2004, when compared to the corresponding period in 2003, due to a decrease in sales and marketing expenses as a result of our overall effort to manage costs, coupled with an increase in revenues.

Back to Index

Included in sales and marketing expenses are barter transactions, which amounted to approximately 23% of total sales and marketing costs during the nine months ended September 30, 2004, compared to approximately 21% of such costs for the corresponding period in 2003.

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

Three Months Ended September 30

General and administrative expenses for the three months ended September 30, 2004 were approximately $2.4 million, or 15% of total revenues. General and administrative expenses for the three months ended September 30, 2003 were approximately $4.2 million, or 31% of total revenues.

General and administrative expenses decreased approximately $1.8 million for the three months ended September 30, 2004, or 42%, as compared to the corresponding period in 2003, primarily due to a decrease in payroll, severance and related expenses of approximately $1.5 million, insurance costs of approximately $0.2 million and bad debt expenses of approximately $0.1 million, as well as lower facility costs, resulting in a decreased facilities allocation of approximately $0.1 million. These amounts were primarily offset by an increase in professional fees of approximately $0.2 million for the three months ended September 30, 2004, as compared to the corresponding period in 2003. Payroll, severance and related expenses decreased in the third quarter of 2004, as compared to the corresponding period in 2003, primarily due to the departure of some management personnel in the third quarter of 2003 which resulted in a severance charge of approximately $0.9 million. Professional fees increased in 2004 primarily due to costs of compliance with the Sarbanes-Oxley Act of 2002 and the settlement of the Euregio.net litigation. General and administrative expenses decreased as a percentage of total revenues for the three months ended September 30, 2004, when compared to the corresponding period in 2003, primarily as a result of a decrease in payroll, severance and related expenses, coupled with an increase in revenues.

Back to Index

In the ordinary course of business, we utilize estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For both the three months ended September 30, 2004 and the three months ended September 30, 2003, we reversed approximately $0.1 million of accruals included in operating expenses due to a change in estimate on services previously provided for. These amounts were offset by additional accruals for various operating expenses.

Nine Months Ended September 30

General and administrative expenses for the nine months ended September 30, 2004 were approximately $8.2 million, or 17% of total revenues. General and administrative expenses for the nine months ended September 30, 2003 were approximately $10.3 million, or 26% of total revenues.

General and administrative expenses decreased approximately $2.1 million for the nine months ended September 30, 2004, or 20%, as compared to the corresponding period in 2003, primarily due to a decrease in payroll, severance and related expenses of approximately $1.8 million, insurance costs of approximately $0.3 million, bad debt expenses of approximately $0.3 million, as well as lower facility costs, resulting in a decreased facilities allocation of approximately $0.3 million. These amounts were primarily offset by an increase in professional fees of approximately $0.6 million for the nine months ended September 30, 2004, as compared to the corresponding period in 2003. Payroll, severance and related expenses decreased for the nine months ended September 30, 2004, as compared to the corresponding period in 2003, primarily due to the departure of some management personnel in the third quarter of 2003. Professional fees increased in 2004 primarily due to costs of compliance with the Sarbanes-Oxley Act of 2002 and the settlement of the Euregio.net litigation. General and administrative expenses decreased as a percentage of total revenues for the nine months ended September 30, 2004, when compared to the corresponding period in 2003, primarily as a result of a decrease in payroll, severance and related expenses, coupled with an increase in revenues.

In the ordinary course of business, we utilize estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the nine months ended September 30, 2004, we reversed approximately $0.4 million of accruals included in operating expenses, primarily due to the renegotiation of a vendor contract in the second quarter of 2004 which had substantial changes in the terms and conditions from the original contract and provided for a one-time benefit of approximately $0.3 million. For the corresponding period in 2003, we reversed approximately $0.2 million due to changes in estimates on services previously provided for. These amounts were offset by additional accruals for various operating expenses.

Back to Index

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

In July 2003, we entered into a lease amendment with the landlord of our New York headquarters that became effective on August 15, 2003. The lease amendment provided for a reduction in leased space, as well as a reduction in rent per square foot. In connection with the lease amendment, we surrendered the approximately $8.5 million classified as restricted cash to the landlord, resulting in a lease restructuring charge of approximately $4.7 million and prepaid rent of approximately $3.7 million, which will be amortized over the remaining life of the lease. In addition, we expensed fixed assets of approximately $1.5 million that were transferred to the landlord, reduced the liability for deferred rent associated with the reduction of leased space by approximately $0.6 million and reversed the remaining lease restructuring liability of approximately $0.6 million.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $1.1 million, or 7% of total revenues, for the three months ended September 30, 2004, and approximately $4.9 million, or 10% of total revenues, for the nine months ended September 30, 2004. Depreciation and amortization expenses were approximately $1.9 million, or 14% of total revenues, for the three months ended September 30, 2003, and approximately $6.8 million, or 17%, of total revenues, for the nine months ended September 30, 2003. The decrease in depreciation and amortization for the three and nine months ended September 30, 2004, as compared to the corresponding periods in 2003, was primarily due to the impairment of intangible assets and fixed assets in the second and third quarters of 2003 associated with the restructuring of our headquarters’ lease, the restructuring of the business operations of the Promotions.com division, and by changing the Webstakes.com business model, which each reduced the cost basis on which depreciation and amortization is calculated. In addition, depreciation and amortization expenses decreased in 2004 as a result of certain assets being fully depreciated or amortized in 2003, as well as the intangible assets acquired in the Women.com acquisition being fully amortized in June 2004.

Impairment of Goodwill, Intangible Assets and Fixed Assets

In the second quarter of 2003, a $4.0 million impairment was recorded for the restructuring of the business operations of the Promotions.com division and for changing the Webstakes.com business model.

Interest Income, Net

Interest income, net includes primarily interest income from our cash balances and interest earned on stockholders’ notes receivable. Interest income, net for the three months ended September 30, 2004 was approximately $0.2 million and approximately $0.3 million for the nine months ended September 30, 2004, or 1% of total revenues for both the three and nine months ended September 30, 2004. Interest income, net was approximately $0.1 million, or less than 1% of total revenues, for the three months ended September 30, 2003. Interest income, net was approximately $0.2 million, or less than 1% of total revenues, for the nine months ended September 30, 2003. Interest income increased for the three and nine months ended September 30, 2004 primarily due to an increase in interest received in the third quarter of 2004 which was due to larger cash balances stemming from the public offering completed in July 2004.

Back to Index

Other Income, Net

Other income, net for the three months ended September 30, 2004 was approximately $11,000, and was approximately $0.1 million for the nine months ended September 30, 2004. Both amounts represent less than 1% of total revenues. Other income, net for the three months ended September 30, 2003 was approximately $0.1 million, or 1% of total revenues. Other income, net for the nine months ended September 30, 2003 was approximately $0.1 million, or less than 1% of total revenues. In 2004, other income, net primarily includes moneys received from a legal settlement and from a distribution in a bankruptcy claim acquired in the acquisition of Promotions.com. In 2003, other income, net primarily includes a distribution in a bankruptcy claim acquired in the acquisition of Women.com, offset by the expiration of some prepaid print advertising credits with Hearst also acquired as part of the Women.com acquisition.

Gain on Sale of Joint Venture Interest

Gain on sale of joint venture interest was approximately $0.1 million, or less than 1% of total revenues, for the three months ended September 30, 2004, and approximately $0.3 million, or approximately 1% of total revenues for the nine months ended September 30, 2004. Gain on sale of joint venture interest for the three months ended September 30, 2003 was approximately $0.2 million, and was approximately $0.4 million for the nine months ended September 30, 2003. Both amounts represent approximately 1% of total revenues. Gain on sale of joint venture interest resulted from the restructuring of our Tesco, PLC, or Tesco, relationship in March 2003, under which a division of Tesco purchased our entire ownership interest in iVillage UK. The gain on sale also related to amounts we received pursuant to the license agreement entered into with the Tesco division contemporaneously with such restructuring.

Net Income/Net Loss

Three Months Ended September 30

We recorded net income of approximately $1.1 million, or $0.02 per diluted share, for the three months ended September 30, 2004. For the comparable period in 2003, we recorded a net loss of approximately $9.3 million, or $0.17 per diluted share. We generated net income for the three months ended September 30, 2004, as compared to a net loss in the corresponding period in 2003, primarily due to increased revenues of approximately $3.1 million and lower operating expenses, excluding the 2003 event, of approximately $2.2 million in 2004, coupled with the following 2003 item for the three months ended September 30, 2003 which had the effect of increasing our net loss for that period: a lease restructuring charge and related impairment of fixed assets associated with our New York office leased space of approximately $5.1 million.

Back to Index

Nine Months Ended September 30

We recorded net income of approximately $0.4 million, or $0.01 per diluted share, for the nine months ended September 30, 2004. For the comparable period in 2003, we recorded a net loss of approximately $27.5 million, or $0.49 per diluted share. We generated net income for the nine months ended September 30, 2004, as compared to a net loss in the corresponding period in 2003, primarily due to increased revenues of approximately $9.3 million and lower operating expenses, excluding the 2003 events, of approximately $5.2 million for the nine months ended September 30, 2004, coupled with the following items for the nine months ended September 30, 2003, which had the effect of increasing our net loss for that period: a lease restructuring charge and related impairment of fixed assets associated with our New York office leased space of approximately $9.1 million and the impairment of goodwill, intangible assets and fixed assets associated with the restructuring of the Promotions.com division of approximately $4.0 million.

Liquidity and Capital Resources

Financial Reporting Release No. 61, released by the Securities and Exchange Commission, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. iVillage currently does not maintain any off-balance sheet arrangements.

On July 6, 2004, we completed a public offering of 11,560,032 shares of our common stock generating total estimated proceeds, net of underwriting discounts and commissions and estimated costs of the offering, of approximately $64.7 million to us.

As of September 30, 2004, we had approximately $84.5 million in cash and cash equivalents. Cash equivalents include money market accounts. We maintain our cash and cash equivalents in highly rated financial institutions and at times these balances exceed insurable amounts.

Net cash provided by operating activities increased approximately $3.5 million to $1.8 million for the three months ended September 30, 2004, from net cash used in operating activities of approximately $1.7 million for the comparable period in 2003. Net cash provided by operating activities increased approximately $9.7 million to $3.6 million for the nine months ended September 30, 2004, from net cash used in operating activities of approximately $6.1 million for the comparable period in 2003. The increase in cash provided for the nine months ended September 30, 2004 was primarily attributable to net income generated in 2004, less non-cash adjustments, of approximately $4.8 million, as compared to a utilization of cash due to a net loss, less non-cash adjustments, of $11.8 million for the corresponding period in 2003. In addition, the increase in cash provided by operations is due to the utilization of prepaid rent of approximately $0.3 million in 2004, as compared to an increase of approximately $3.7 million in 2003, as a result of the lease restructuring completed in 2003. These amounts are offset by an increase in other assets of approximately $1.0 million in 2004 compared to a utilization of other assets of approximately $9.1 million in 2003. The decrease in other assets for the nine months ended September 30, 2003 was primarily due to the surrender of restricted cash to the landlord in consideration of our lease renegotiation of approximately $8.5 million.

Back to Index

Net cash used in investing activities increased approximately $0.3 million to $0.6 million for the three months ended September 30, 2004, from approximately $0.3 million for the three months ended September 30, 2003. Net cash used in investing activities increased approximately $1.6 million to $2.0 million for the nine months ended September 30, 2004, from approximately $0.4 million for the corresponding period in 2003. The increase in net cash used in investing activities for the nine months ended September 30, 2004 compared to the corresponding period in 2003 was primarily due to an increase in fixed assets purchased of approximately $1.3 million, consisting mostly of hospital video equipment, and due to a decrease in cash received in connection with the March 2003 license agreement with a Tesco division of approximately $0.4 million in 2004.

Net cash provided by financing activities increased approximately $65.3 million to $65.8 million for the three months ended September 30, 2004, from approximately $0.5 million for the three months ended September 30, 2003. Net cash provided by financing activities increased approximately $66.6 million to $67.1 million for the nine months ended September 30, 2004, from approximately $0.5 million for the corresponding period in 2003. The increase in net cash provided by financing activities for the nine months ended September 30, 2004, as compared to the corresponding period in 2003, was primarily attributable to proceeds from the securities offering completed in July 2004 of approximately $69.4 million, net of offering costs of approximately $4.7 million, and an increase in proceeds from the exercise of stock options and warrants of approximately $1.7 million.

iVillage has historically incurred net losses and negative cash flows on an annual basis. However, management believes that iVillage’s current funds will be sufficient to enable iVillage to meet its planned expenditures through the next twelve months.

Management has provided recent guidance that we anticipate achieving profitability on a fiscal year basis in 2004 by growing revenues approximately 21% in 2004 as compared to 2003, while holding expenses relatively unchanged year over year. The revenue guidance was adjusted from prior estimates due to anticipated softness in the fourth quarter of one of our offline properties, PAG, and to reflect revenue recognition of the new Hearst agreement on a straight line basis. Management believes the expected softness surrounding PAG is a result of the recent impending general political election, and expects that revenues derived from PAG’s summit and gala event may be less than those previously projected by management. Management has also provided guidance that iVillage expects to achieve net income for 2004 of between approximately $2.0 million and $2.5 million.

iVillage may not, however, achieve profitable operations or increase revenues as much as management anticipates. Factors that could adversely affect our ability to achieve profitable operations on a fiscal year basis include the loss of any of our major customers or a significant downturn in the advertising market or economy, in general, as well as our ability to report increased revenues at the 21% growth rate indicated. Additional factors that could adversely affect our ability to meet our guidance are described below under “Risks” as well as elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

IVPN currently broadcasts television programming to hospitals via a 24-hour, 7 days a week satellite broadcast. This satellite is scheduled to go offline in 2005. Upon the expiration of the contract or in the event of an unforeseen earlier interruption of service, we would need to either negotiate a new contract, find another satellite provider and/or invest in alternative technology to distribute the service. IVPN is in the process of converting many of its hospitals from the satellite broadcast to a new system that eliminates the need for a constant satellite feed. This new technology will only require a limited amount of satellite time each month resulting in reduced operating costs in 2005. IVPN estimates that it will cost approximately $3.0 million to $4.0 million to convert to the new technology. In 2003, IVPN initiated the collection of an annual fee from hospitals to receive programming broadcast by IVPN. These fees result from agreements between IVPN and the hospitals that generally have a length of three to five years. As of September 30, 2004, approximately 54% of participating hospitals have agreed to pay this fee, however, we can make no assurance that all of the hospitals will agree to pay a fee. The total value of signed contracts at September 30, 2004 is in excess of $7.3 million, which will be recognized as revenue over the next several years.

Back to Index

Our February 2000 advertising agreement with Unilever, as amended, provided for a Unilever advertising purchase commitment of $14.5 million. This agreement expired in June 2003. In October 2003, we entered into a new agreement with Unilever that terminates the February 2000 advertising agreement and provides for Unilever’s purchase of an additional $0.1 million in advertising and receipt of the remaining advertising not received under the previous agreement of approximately $0.9 million. The new agreement expires in December 2004 and approximately $0.2 million remains to be earned.

Pursuant to the amended and restated magazine content license and hosting agreement with Hearst, Hearst committed to purchase from us between approximately $16.4 million and $18.2 million of production and advertising services over a three-year period ending in June 2004. This agreement also provided for revenue sharing between Hearst and us with respect to advertising revenues obtained by us from the Hearst magazine Web sites and our other Web sites containing substantial Hearst content. This revenue-sharing arrangement required that we pay Hearst a royalty payment, based on net advertising revenues, of at least approximately $2.6 million during the three-year term of the agreement. This amount would be reduced on a pro rata basis if Hearst failed to expend its stated annual minimum in production fees in any year of the agreement. In addition, if a shortfall in production fees occurred in any year of the agreement, Hearst would be required to place additional advertising in an amount equal to 40% of the production fee shortfall.

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

Revenues from this agreement will be recognized on a straight line basis over the life of the contract. Consequently, our work efforts, which include a significant amount of production services performed during the third and fourth quarters of 2004, will not coincide with the timing of our revenue recognition on this agreement.

As of September 30, 2004, we have received $1.0 million and earned approximately $1.0 million in connection with this agreement.

Back to Index

In December 2003, we signed a Web site services agreement in which Hearst will pay approximately $1.9 million for production, maintenance and hosting services for three teen Web sites: Seventeen.com, CosmoGirl.com and Teen.com. The agreement terminates in December 2005. As of September 30, 2004, we have received approximately $0.5 million and earned approximately $0.7 million in connection with this agreement.

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

Capital expenditures were approximately $2.2 million for the nine months ended September 30, 2004 and were primarily for hospital video equipment, computer hardware and software purchases as well as the capitalization of certain Web site development costs. Our capital requirements depend on numerous factors, including:

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

Back to Index

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, historically we have had no obligation arising from these indemnifications, and because management does not expect these indemnifications to have a material and adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded as of September 30, 2004. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

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

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which iVillage receives employee services in exchange for either equity instruments of iVillage or liabilities that are based on the fair value of iVillage’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it could have a significant impact on the consolidated statement of operations as iVillage will be required to expense the fair value of stock option grants.

Legal Proceedings

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

Back to Index

In February 2003, the defendants’ motion to dismiss certain of the plaintiffs’ claims was granted in part, but, for the most part, denied. In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The proposed settlement generally provides that the issuer defendants and related individual defendants will be released from the litigation without any liability other than certain expenses incurred to date in connection with the litigation, the issuer defendants’ insurers will guarantee $1.0 billion in recoveries by plaintiff class members, the issuer defendants will assign certain claims against the underwriter defendants to the plaintiff class members for excess compensation. The respective boards of directors of iVillage and Women.com each approved the proposed settlement in July 2003.

On June 25, 2004, the plaintiffs filed a motion for preliminary approval of the settlement with the court, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and certain underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. The court has not granted preliminary approval of the proposed settlement agreement and has not indicated when, and if, it will hear oral arguments on this issue. Accordingly, there can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.

If the proposed settlement in the initial public offering “laddering” cases is ultimately not approved by the courts, defending against these claims could require the expenditure of significant financial and managerial resources, which could harm our business.

In January 2003, a Belgian court issued a judgment against Women.com in the amount of approximately 850,000 Euros relating to a claim by Euregio.net of copyright infringement. Women.com appealed the judgment in the Belgian court system, and on September 15, 2004, a judgment in the appeal awarded Euregio.net 251,000 Euros (approximately $0.3 million based on the Euro exchange rate as of September 30, 2004). On October 27, 2004, Women.com and Euregio.net entered into a settlement agreement pursuant to which Women.com paid Euregio.net 150,000 Euros, or approximately $0.2 million. Women.com is also required to pay the amount of any income tax obligation of Euregio.net and its founder related to the settlement in an amount up to 7,500 Euros, or approximately $10,000 based on the Euro exchange rate as of November 10, 2004 (the “Euro Exchange Rate”). In addition, Women.com is required to purchase an advertising campaign from EasyScopes Entertainment Network, a compilation of Web sites affiliated with Euregio.net, for 101,000 Euros, or approximately $0.1 million based on the Euro Exchange Rate, which will be run for 15 consecutive months commencing January 2005. The 101,000 Euros must be paid prior to December 31, 2004 and will be held in a joint escrow account. During the advertising campaign, Euregio.net has guaranteed a certain amount of traffic will be directed to the Women.com Web site, and in the event that such traffic is not delivered, Euregio.net will deliver additional advertising impressions until such time as the guarantee is met. Pursuant to the terms of the settlement agreement, both parties have waived their respective right to appeal the judgment of the Belgium court, the settlement fully and finally satisfies all of Euregio.net’s rights under such judgment, and the litigation is concluded.

We are not currently subject to any other material legal proceedings. We may from time to time, however, become a party to various legal proceedings arising in the ordinary course of business.

Back to Index

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

We have incurred operating losses on an annual basis in each year of our operations and may continue to incur operating losses for the foreseeable future. We have incurred significant net losses on an annual basis in each year of our operations, have a history of negative cash flows and may continue to incur net losses for the foreseeable future. We achieved net income of approximately $1.1 million for the three months ended September 30, 2004, and approximately $0.4 million for the nine months ended September 30, 2004. We incurred net losses of approximately $27.1 million for the year ended December 31, 2003, and $33.9 million for the year ended December 31, 2002. As of September 30, 2004, we had an accumulated deficit of approximately $493.5 million.

Although we achieved net income for the three and nine months ended September 30, 2004, and we have had positive cash flows for the past four quarters, we cannot assure you that we will be able to achieve, sustain or increase net income and cash flows on a quarterly or annual basis. If our revenues grow slower than we anticipate, or if our operating expenses exceed expectations or cannot be adjusted accordingly, we will continue to suffer substantial losses.

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

Back to Index

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

Wal-Mart recently indicated to us that they would no longer be utilizing our subsidiary, IVPN, to create and distribute custom publications which were used for baby promotions in Wal-Mart’s United States stores. These publications accounted for approximately $4.8 million, or 10% of our total revenues, for the nine months ended September 30, 2004, and approximately $2.8 million, or 7% of our total revenues, for the nine months ended September 30, 2003. A failure to enter into contracts to replace these revenues would adversely affect our business, financial condition and results of operations.

Back to Index

Our five largest customers accounted for approximately 30% of our total revenues for the three months ended September 30, 2004, approximately 31% of our total revenues for the nine months ended September 30, 2004, and approximately 27% of our total revenues for the year ended December 31, 2003. Wal-Mart accounted for approximately 11% of our total revenues for the three months ended September 30, 2004. No other single customer accounted for more than 10% of our total revenues for the three months ended September 30, 2004. Both Hearst, a related party, and Wal-Mart accounted for approximately 11% of our total revenues for the nine months ended September 30, 2004. No other single customer accounted for more than 10% of our total revenues for the nine months ended September 30, 2004.

Our five largest customers accounted for approximately 32% of our total revenues for the three months ended September 30, 2003, and approximately 28% of our total revenues of the nine months ended September 30, 2003. Wal-Mart accounted for approximately 12% of our total revenues and Hearst accounted for approximately 11% of our total revenues for the three months ended September 30, 2003. One customer, Hearst, accounted for approximately 12% of our total revenues for the nine months ended September 30, 2003. No other customer accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2003.

At September 30, 2004, no single customer accounted for more than 10% of our total net accounts receivable. At December 31, 2003, Hearst accounted for approximately 20% of our total net accounts receivable.

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

Back to Index

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

From time to time, we have been, and expect to continue to be, subject to legal proceedings that individually, or in the aggregate, could adversely affect our business. Notably, several plaintiffs have filed class action lawsuits in federal court against us, several of our former executives, and our underwriters in connection with our March 1999 initial public offering. A similar class action lawsuit was filed against Women.com, several of our former executives and Women.com’s underwriters in connection with Women.com’s October 1999 initial public offering. In June 2003, the parties agreed in principle to settle the matter, along with similar lawsuits against other issuers. The plaintiffs filed a motion for preliminary approval of the settlement with the court in June 2004, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. Certain of the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately submitted replies to these objections on August 4, 2004. If the proposed settlement is ultimately not approved by the courts, even if these claims are not meritorious, defending against them could require the expenditure of significant financial and managerial resources, which could harm our business.

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

Back to Index

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

Back to Index

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

Back to Index

We may have difficulty implementing in a timely manner the internal controls necessary to allow our management to report on the effectiveness of our internal controls, and these reports may not reveal all material weaknesses or significant deficiencies with our internal controls.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish an internal controls report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ending December 31, 2004. Our auditors will then be required to attest to, and report on, management’s assessment. In order to issue our report, our management must document both the design for our internal controls and the testing processes that support management’s evaluation and conclusion. Our management has started the necessary processes and procedures for issuing its report on our internal controls. However, the evaluation and attestation processes required by Section 404 are new and companies do not have significant experience in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, by our independent registered public accounting firm. Our testing may reveal material weaknesses or significant deficiencies in our internal controls. Material weaknesses or significant deficiencies in our internal controls could have a material adverse effect on our results of operations. Additionally, upon the completion of our testing and documentation, certain deficiencies may be discovered that will require remediation. This remediation may require implementing additional controls, the costs of which could have a material adverse effect on our results of operations. Moreover, if we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our reputation might be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, or delisting by the Nasdaq Stock Market. Any such action could adversely affect our financial results and the market price of our common stock.

If we account for employee stock options using the fair value method, we could have significant and ongoing accounting charges.

There has been ongoing public debate about whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. FASB has issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, or Exposure Draft, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees effective for periods beginning after June 15, 2005. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges, which would result in lower net income or increased net losses.

Back to Index

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

Back to Index

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

Back to Index

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

Risks Related to Our Common Stock

As of November 10, 2004, Hearst owned approximately 25% of our outstanding common stock and had three representatives on our board of directors. As a result, Hearst is able to significantly influence our corporate direction and policies.

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

As of November 10, 2004, Hearst owned approximately 25% of our outstanding common stock. Pursuant to an amended and restated stockholder agreement we entered into with Hearst on June 20, 2001, we appointed three Hearst representatives to our board of directors, with one Hearst designee appointed to each class of director. The amended and restated stockholder agreement provides that the number of Hearst representatives is subject to reduction if Hearst’s ownership of our common stock falls below certain threshold levels. There is also a Hearst representative on our nominating and compensation committees.

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

Back to Index

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2004 and December 31, 2003, our financial instruments include cash and cash equivalents. Cash equivalents include interest bearing accounts. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our interest bearing accounts. We do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. While we maintain our cash and cash equivalents in highly rated financial institutions, at times these balances exceed insurable amounts.

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

(b)  Changes in Internal Controls over Financial Reporting.

In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002, we have been engaged in a process to document and evaluate our internal control over financial reporting. In this regard, under the review and approval of the Audit Committee, management has dedicated internal resources and engaged outside consultants to adopt a work plan to (i) assess the adequacy of our internal control over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) validate through testing that controls are functioning as documented. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our Common Stock.

Back to Index

We are continuing our evaluation of our internal controls versus the standards adopted by the Public Company Accounting Oversight Board (PCAOB). During the third quarter of 2004, we implemented new procedures and controls that management has identified as having certain deficiencies. However, there has been no change in our internal controls over financial reporting that occurred during the third quarter of 2004 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Areas that management has identified as requiring improvement include documentation of controls, additional controls over spreadsheets and timely account reconciliations. Management will consider these matters when assessing the effectiveness of the company’s internal control over financial reporting at year end.

These matters have been discussed with the company’s Audit Committee, and we are taking appropriate steps to make necessary improvements and enhance the reliability of our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iVILLAGE INC. (Registrant)

Dated: November 12, 2004	By:	/s/ Douglas W. McCormick

Douglas W. McCormick
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2004	By:	/s/ Steven A. Elkes

Steven A. Elkes
Chief Financial Officer and
Executive Vice President, Operations
and Business Affairs
(Principal Financial Officer)