Form 10-K
period 2004-12-31
IVILLAGE INC
filed 2005-03-16
CIK 1074767

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-25469

iVillage Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3845162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Seventh Avenue New York, New York (Address of principal executive offices)	10018 (Zip Code)

Registrant's telephone number, including area code: (212) 600-6000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒    No ☐

        The aggregate market value of the issued and outstanding voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), as reported on The Nasdaq National Market, was approximately $232,079,019. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock (without reference to Exchange Act Regulation 13D-G's definition of "beneficial ownership") have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 15, 2005, the registrant had outstanding 71,912,719 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the Company's 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

iVillage Inc.

FORM 10-K

TABLE OF CONTENTS

TRADEMARKS

        iVillage®, iVillage.com®, gURL.com®, GardenWeb®, Healthology®, Newborn Channel®, Parent Soup®, ParentsPlace.com®, WebStakes.com®, iVillage Consulting®, and iVillage Solutions® are registered trademarks of iVillage Inc. The stylized iVillage logo, "the Internet for Women", Astrology.com, Substance.com, Baby Steps, Public Affairs Group, Inc., Business Women's Network, Business Women's Network Government, Diversity Best Practices, Best Practices In Corporate Communications, Promotions.com, and iVillageAccess are trademarks of iVillage Inc. All other brand names, trademarks or service marks referred to in this report are the property of their owners.

PART I

        Statements in this Annual Report on Form10-K, including statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. The words or phrases "can be", "expects", "may affect", "may depend", "anticipates", "believes", "estimates", "plans", "projects", and similar words and phrases are intended to identify such forward-looking statements. These forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future results, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, some of which are beyond our control. In addition to the risks discussed below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our other public filings, press releases and statements by our management, factors that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied in such forward looking statements include:

  •
  the volatile and competitive nature of the media industry, in particular the Internet;

  •
  changes in domestic and foreign economic, political and market conditions;

  •
  the effect of federal, state and foreign regulation on our business;

  •
  the impact of recent and future acquisitions and joint ventures on our business and financial condition;

  •
  our ability to establish and maintain relationships with advertisers, sponsors, and other third-party providers and partners; and

  •
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

Item 1.    Business.

Overview

        Founded in 1995, iVillage is "the Internet for women" and consists of several online and offline media-based properties, including the iVillage.com Web site, or iVillage.com, Women.com Networks, Inc., operator of the Women.com Web site, or Women.com, the gURL.com Web site, or gURL.com, Knowledgeweb, Inc., operator of the Astrology.com Web site, or Astrology.com, Cooperative Beauty Ventures, LLC, operator of the Substance.com Web site, or Substance.com, The Virtual Mirror, Inc., operator of the GardenWeb.com Web site, or GardenWeb.com, Healthology, Inc., or Healthology, iVillage Parenting Network, Inc., or IVPN, Public Affairs Group, Inc., or PAG,

Promotions.com, Inc., or Promotions.com, iVillage Consulting and iVillageSolutions. Following is a synopsis of our operational activities and those of our subsidiaries and divisions:

Subsidiary or Division	Operational Activity
iVillage.com	An online destination providing practical solutions on a range of topics and everyday support for women 18 years of age and over.
Women.com	An online destination providing content focused on fun, games, entertainment and style for women 18 years of age and over.
gURL.com	An online destination catering to teenage girls that offers advice, games and interactive content to girls 13 years of age and older.
Astrology.com	An online destination for individuals seeking daily horoscopes, astrological content and personalized forecasts online.
Substance.com	An online destination offering interactive beauty content and personal care products information.
GardenWeb.com	An online destination offering an online community and reference tools focused on horticulture.
Healthology
Distributes physician-generated video- and article-based health and medical information via the Healthology.com Web site, or Healthology.com, and a syndication network, and provides Web site creation and development services to healthcare related organizations.
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
iVillageSolutions	Our consumer products offerings, consisting of an iVillage-branded book series.

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

        Most of our Web sites are consistently recognized as leading online offerings. According to comScore Media Metrics' January 2005 results:

  •
  We had approximately 19 million unique users to iVillage.com and our affiliate Web sites in the month of January 2005, reaching approximately 12% of the total United States online population;

  •
  iVillage.com was the 26th most visited Web site on the Internet in the United States;

  •
  iVillage.com continues to be ranked the #1 Community-Women Site and the #2 overall Community Site on the Internet;

  •
  gURL.com was ranked in the top ten in the Community-Teens Site category;

  •
  iVillage's astrological Web sites, including Astrology.com, were ranked #11 in the Hobbies/Lifestyle category;

  •
  Substance.com remained the #1 content destination online in the Retail-Fragrances/Cosmetics category; and

  •
  iVillage Parenting, the combined online properties of iVillage.com and IVPN, was ranked the #11 site in the Community-Family category.

iVillage.com

Content Areas

        iVillage.com is organized around content specific areas that focus on issues of importance to females and provides interactive services, peer support, online access to experts and tailored shopping opportunities. iVillage.com is updated daily to promote content and community. The following table provides a brief description of the features of each of our content areas as of December 31, 2004:

Area	Description
Babies	Caters to women who are trying to conceive, are expecting or are new parents, and includes content, experts, message boards and weekly chats, primarily through ParentsPlace.com.
Beauty	Offers users beauty advice, product reviews and access to hair, makeup and skincare experts, primarily through Substance.com.
Diet & Fitness	Includes body calculators, nutrition and fitness experts, message boards, quizzes and community challenges to improve one's weight and fitness level.
Entertainment	Contains celebrity interviews, jokes and entertainment-related tools and quizzes.
Food	Provides information from food experts on meal planning, nutrition and recipes as well as cooking basics.
Games	Provides favorite single player online games such as blackjack, mahjong, solitaire and diamond mines.
Health	Assists users in becoming better health care decision makers through relevant articles, expert advice, message boards and weekly chats.

Home & Garden	Offers information, expert advice and tools on home and gardening issues, including content from GardenWeb.com.
Horoscopes	Provides horoscopes, celebrity profiles, romance charts, monthly guidance and the ability to purchase astrology reports, primarily through Astrology.com.
Money	Provides information on personal finance and saving strategies focusing on key life stage needs of women.
Parenting	Offers parenting solutions, access to experts and support, primarily through ParentSoup.com.
Pets	Provides information on caring for your pet, selecting a breed, adopting a pet and choosing a veterinarian.
Pregnancy	Provides expectant parents with information and support on fertility and pregnancy, including ParentsPlace.com and ParentSoup.com.
Quizzes	Offers interactive quizzes and games on a variety of subjects.
Relationships	Offers information and conversation on love, marriage, sex and family.
Work	Provides women who work from home with tools and resources such as home office basics and professional women with tools and resources relating to career development and office-related issues.

Site Redesign

        In January 2005, we completed a total redesign of the iVillage.com Web site. The changes to iVillage.com were intended to provide a fresher design, easier-to-use navigation, enhanced functionality and additional images and streaming video. Although all of our previous content offerings remain available on iVillage.com, our content areas have been streamlined into the following categories:

  •
  Beauty & Style;

  •
  Health & Well-Being;

  •
  Diet & Fitness;

  •
  Love & Sex;

  •
  Pregnancy & Parenting;

  •
  House & Home;

  •
  Entertainment; and

  •
  Magazines.

        Within each of these categories, an emphasis has been made to provide our users with timely columns and news, trend reports, additional contributors and experts, and customizable tools and features. We have also expanded our content offerings through strategic relationships with third parties. For example, in January 2005, we entered into an agreement with the University of California to provide online the Berkeley Wellness Letter, a publication of the University of California's Berkeley Public Health Center that provides nutrition, fitness and well-being content to our Health & Well-Being category.

        The Web site redesign is also intended to enhance our sponsorship and advertisement opportunities on iVillage.com. We can now offer our sponsors and advertisers additional placements,

different forms of advertisements and dynamic ad serving. With dynamic ad serving we can regularly alter the location of an advertisement on a site page which is intended to make the user less likely to overlook the placement. In addition, we are working with our sponsors and advertisers to create promotional announcements that are aesthetically inviting to our users within the design of the site, rather than obtrusive.

        We also believe that user support is critical in order to attract and retain users. We provide user support primarily through e-mail-based correspondence. Help and feedback buttons are prominently displayed throughout our network of Web sites, and our user support staff attempts to respond to all e-mail queries within two business days. In addition, community leaders provide e-mail support for broad-ranging issues. We do not charge for these services.

Sponsorship and Advertising Revenues

        Our online sponsorship arrangements are designed to support our sponsors' broad marketing objectives, including brand promotion, awareness, product introductions and online research. Sponsorship agreements typically include the delivery of impressions on our Web sites and occasionally the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include rich media, such as commercials originally created for a television format viewed on a Web page, and display or banner advertisements, links or other text or images. As part of a few of our sponsorship agreements, sponsors selling products may provide us with a commission on sales of their products generated through our Web sites. Advertising revenues are derived principally from short-term advertising contracts in which we typically guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Some sponsorship and advertising revenues are also derived from sponsored links, currently supplied by Google, Inc. or Google, appearing on our Web pages that are based upon relevant content or a World Wide Web search query result. These revenues are earned on a cost per thousand page views and/or a percentage of net advertising revenue earned by Google from advertisers.

        Our sponsorship and advertising revenues are derived primarily from promotional agreements, in which either full-screen arrival advertisements or display or banner advertisements are prominently displayed. A full-screen arrival advertisement appears upon entering one of our Web sites and includes a dramatic message that covers the screen and fades in up to 10 seconds leaving a smaller "arrival ad related message" embedded on the appearing Web site page. A display or banner advertisement consists of promotional content that can appear at the top or bottom of the pages on iVillage's Web sites. From each "arrival ad related message", display and banner advertisement, viewers can hyperlink directly to the sponsor's or advertiser's Web site, thus providing the sponsor or advertiser the opportunity to directly interact with an interested customer.

        We also offer research services to our sponsors, advertisers and other customers. Through third party vendors and internal staff, we provide research measuring brand awareness and the attributes related to purchase decisions. This research is primarily conducted through online campaigns where users to our Web sites are randomly invited to participate in a brief survey designed to elicit information. This research can provide our sponsors and advertisers with important demographic information, marketing information and assistance with online promotional campaigns.

        We have a number of sponsorship and advertising arrangements with leading advertisers and sponsors across several industries which in 2004 included:

Pharmaceutical	Entertainment	Retail
Bayer AG	Discovery Communications, Inc.	Amazon.com, Inc.
Bristol-Meyers Squibb Company	DreamWorks SKG	Best Buy Co., Inc.
GlaxoSmithKline	The Hearst Corporation	Circuit City Stores, Inc.
Johnson & Johnson	Paramount Pictures Corporation	J.C. Penney Company, Inc.
Merck & Co., Inc.	Showtime Networks Inc.	Sears, Roebuck and Co.
Novartis AG	Sony Pictures Entertainment.	Staples, Inc.
Pfizer Inc.	Warner Bros. Entertainment Inc	Target Brands, Inc.
Schering-Plough Corporation	The Walt Disney Company	Walgreens Co.
Consumer Products	Automotive	Financial Services
Kraft Foods Inc.	AUDI AG	Advanta Corp.
Mars/Masterfoods USA	Nissan USA	American Express Company
Nestlé USA, Inc.	Mercedes-Benz USA, LLC	Allstate Insurance Company
The Procter & Gamble Company	Saab Cars USA, Inc.	Charles Schwab & Co.
Unilever PLC	Toyota Motor Sales, USA, Inc	Wells Fargo & Company

Customer Concentration

        Our five largest customers accounted for approximately 27% of total revenues for each of the years ended December 31, 2004 and 2003, and approximately 38% of total revenues for the year ended December 31, 2002. In 2004, one advertiser, Hearst, a related party, accounted for approximately 10% of our total revenues. No other single customer accounted for more than 10% of our total revenues in 2004. In 2003, Hearst accounted for approximately 11% of our total revenues. No other single customer accounted for more than 10% of our total revenues in 2003. In 2002, The Proctor and Gamble Company, or Procter and Gamble, and Hearst each accounted for approximately 11% of our total revenues, and Unilever, PLC and its affiliates, or Unilever, accounted for approximately 10% of our total revenues. No other single customer accounted for more than 10% of our total revenues in 2003. At December 31, 2004, no single customer accounted for more than 10% of our total net accounts receivable, and at December 31, 2003, Hearst accounted for approximately 20% of our net accounts receivable.

        Hearst has been one of our largest customers for each of the last three years. In July 2004, iVillage and Hearst entered into a Web site services agreement that superseded and replaced our 2001 amended and restated magazine content license and hosting agreement with Hearst. Under these agreements, we provide production, maintenance and hosting services, for which in 2004 we earned approximately $3.7 million, and advertising services, for which in 2004 we earned approximately $1.4 million. In addition, we are entitled to a commission derived from the sale of Hearst magazines, which in 2004 totaled approximately $0.7 million. As part of these agreements we also pay Hearst a royalty fee, which in 2004 totaled approximately $0.6 million. Unless earlier terminated for cause, our Web site services agreement with Hearst will expire in July 2007 and will continue on a month-to-month basis unless a party provides the other with notice of termination.

        Our largest customers have varied over time in the past, and we anticipate that they will continue to do so in the future. We do expect, however, that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. For example, during 2004 Wal-Mart indicated to us that they would no longer be utilizing IVPN to create and distribute custom publications used for baby promotions in Wal-Mart's United States stores. Although Wal-Mart has never accounted for more than 10% of our total revenues on an annual basis, they have accounted for more than 10% of our total revenues on a quarterly basis. A failure to enter into contracts to replace these revenues would adversely affect IVPN's, and could adversely affect our, business, financial condition and results of operations. Consequently, the loss of even a small number of our largest customers at any one time may adversely affect our business, financial condition and results of operations, unless we are able to enter into contracts to replace lost revenue.

Content Targeting and Search Arrangements

        In August 2003, we entered into agreements with Google to provide cost per click content and keyword targeted text advertising and World Wide Web search services to our network of Web sites. A user of our network of Web sites can use Google's proprietary mechanism to search billions of pages on the World Wide Web. Using Google's AdSense for Search service, an ensuing search results page will include targeted text link advertisements that provide an additional source of relevant information related to the user's specific search query. Through Google's AdSense for Content service, a user of our Web sites also receives contextually targeted text link advertisements that are based upon the unique content contained on each individual page of the site.

        The text link advertisements resulting from Google's AdSense services come from their network of over 100,000 advertisers. We earn revenue from clicks generated from these text link advertisements on the content and search result pages through our network of Web sites. Our agreement with Google related to AdSense for Content services expires in August 2005. Our agreement with Google related AdSense for Search services expires in August 2005, with a mutual option to renew for one additional year.

        In February 2004, we expanded our relationship with Google by entering into an agreement for additional search services using the Google Search Appliance. The Google Search Appliance allows a user of our network of Web sites to conduct an internal search that limits its results to information contained on our network of Web sites. We also use Google's AdSense for Search with the Google Search Appliance to include targeted text link advertisements with a user's internal search results page. Our agreement with Google related to the search appliance expires in February 2006.

Content Licensing Agreements

  iVillage UK

        In March 2003, we entered into a license agreement with Tesco, PLC, or Tesco. Under the agreement we license our content and intellectual property, including trademarks and copyrights for use on www.iVillage.co.uk, or iVillage UK. iVillage UK serves the women's online market in the United Kingdom and the Republic of Ireland through a focused community and an array of interactive, customized online solutions and services. In exchange for the license, we receive the greater of a minimum monthly license fee or a percentage of iVillage UK's gross revenues. Our license agreement with Tesco expires in March 2023 and automatically renews unless one party provides notice to the other one year prior to the termination of the then current renewal term. Either party may terminate the agreement during the initial term of this agreement with 90 days prior notice if iVillage UK is deemed not to be a profitable entity.

  MSN Network

        In September 2003, we entered into a content license arrangement with MSN network, or MSN. Under the agreement, MSN presents select iVillage content on its women's channel, MSN Women, including editorially relevant content in the categories of Beauty, Fashion & Style, Relationships, Home & Food, and Career & Money. In exchange for the content, our logo, as well as hyperlinks to additional relevant content located at iVillage.com, appears throughout the MSN Women channel and anywhere our content appears on MSN. The links contained on MSN drive additional traffic to our Web sites. We also have the opportunity to offer and promote our for-pay products and services to MSN users. In January 2005, our content license arrangement was expanded so that our editorially relevant content would also be featured on MSN's Health and Fitness Channel. The term of our agreement with MSN was also extended to December 31, 2005.

  Yahoo! Astrology

        In March 2004, we entered into a content license and distribution agreement with Yahoo! Inc, or Yahoo!. Under this agreement, we are the exclusive provider of astrological content to Yahoo!'s online astrology area. iVillage astrological content is also available in other areas of Yahoo!'s Web site. We provide Yahoo! with daily horoscopes and astrological reports. Links to additional content located on our Web sites appear throughout the Yahoo! astrology area. Yahoo! receives the greater of a fee for each registration for a gratuitous iVillage astrological chart or a revenue share for each iVillage astrological chart purchased by a Yahoo! user. Our agreement with Yahoo! expires in March 2006 and provides for our right to terminate with 30 days prior notice in the event defined content posting thresholds are not met.

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

Membership and Privacy

        We believe a large and active membership base is important to our success, and as of December 31, 2004, we had approximately 13 million members. Some features of our Web sites are restricted to members. Membership is free and available to iVillage.com users who disclose their name, e-mail address, zip code, country, age and gender and choose a member name and password to be used throughout member-only areas. Members form iVillage.com's core audience and are our most valuable users. Community challenges, message boards and chats are examples of iVillage.com members-only benefits.

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

        We offer our users the opportunity to purchase for-pay premium services and we plan to continue to offer these premium services as well as new for-pay services in the future.

Women.com

        On June 21, 2001, we completed our acquisition of Women.com Networks, Inc. Women.com was relaunched on iVillage.com and features content and communities in six departments including Sex & Dating, Entertainment, Style & Beauty, Celebrities, Girl Talk and Fun & Games, and also provides message boards for women who want to converse about such topics. As part of our recent site redesign, the content comprising Women.com is now found in our Beauty & Style, Love & Sex and Entertainment offerings of iVillage.com.

gURL.com

        On August 5, 2003, we acquired the gURL.com Web site and related assets. gURL.com is a leading online community for teenage girls offering articles, advice, resources, games and interactive content, and a branded book series with topics of interest to teenage girls. gURL.com increases our demographic reach to include girls that are thirteen years of age and older and allows us to target an expanded list of advertisers as well as the additional brands of current advertisers.

Astrology.com

        On February 18, 1999, we acquired Knowledgeweb, Inc. and its primary asset, Astrology.net, which eventually became Astrology.com. Astrology.com is a content and commerce Web site providing daily horoscopes, astrology content and personalized forecasts that appeal to our core demographic of women. Astrology.com serves as a vehicle to drive repeat visits to iVillage.com through the use of daily horoscopes and accounts for a substantial portion of our traffic. We attempt to leverage the popularity of Astrology.com by using internal promotion and links to attract Astrology.com users to our other Web sites, resulting in higher average page views and time spent per visit. Astrology.com has also created an interactive commerce system that provides instantaneous, digital astrology reports and tarot card readings, which are based on input from users.

Substance.com

        On November 3, 2003, we exercised our call option to purchase Unilever's remaining ownership interest in Cooperative Beauty Ventures, L.L.C., or CBV, resulting in CBV becoming a wholly owned subsidiary of iVillage. The principal asset of CBV, Substance.com, is a Web site that offers an array of personalized online services, beauty and personal care products and interactive product recommendations. We formed CBV as a joint venture with Unilever in February 2000, with both parties agreeing to provide cash, intellectual property, marketing and other resources to the venture. The content of Substance.com has now been streamlined into our iVillage.com Beauty & Style offering.

GardenWeb.com

        On November 22, 2004, we acquired The Virtual Mirror, Inc. and its primary asset GardenWeb.com, a leading community of gardeners, offering content, web forums, community exchanges, and reference tools focused on horticulture. A former affiliate of our network of web sites, GardenWeb.com continues to augment iVillage.com's House & Home offering.

Healthology

        On January 7, 2005, we acquired Healthology, Inc., a leading producer of original, streaming video health programs and physician-authored articles. Healthology's library consists of approximately 1,200 streaming videos and approximately 2,000 articles and transcripts on health-related topics. Prior to release, all of Healthology's content is peer-reviewed by physicians affiliated and unaffiliated with Healthology. Healthology often collaborates with medical societies and other medical professional organizations in its production of content, development of sponsorships and creation of continuing medical education programs. In addition to its use on Healthology.com, Healthology's content is syndicated and appears on a distribution network of approximately 4,500 Web sites that includes prominent news media organizations, online consumer portals, health foundations and medical associations.

        Healthology's content can be condition specific or general in nature, and is targeted at consumers and healthcare professionals. Healthology's offerings for consumers help them to become better informed about healthcare choices and assist them in playing an active role in managing their health. Healthology's offerings for healthcare professionals enhance their clinical knowledge and their ability to communicate with patients regarding treatment options for specific health conditions. Healthology's content augments several of the key areas of iVillage.com including the Health & Well-Being, Diet & Fitness and Pregnancy & Parenting sections.

        Healthology offers clients three primary types of services: sponsorship and production, relationship management, and content licenses. Healthology charges sponsors for the creation, production and distribution of health-related content and streaming media. This content may be customized to a sponsor's specific demographic or purpose, and can also include grants where Healthology is compensated for creating educational content, but in which Healthology does not relinquish any editorial control to the sponsor. Healthology also receives service fees for assisting clients with the development of relationships through personalized health-related electronic newsletters and turn-key Web site solutions. Finally, Healthology licenses, co-brands and re-brands its content for which it receives content-license fees and shares in the revenue derived from advertising appearing proximate to the content.

iVillage Parenting Network

        IVPN is a holding company for Lamaze Publishing and IVIP which collectively provide informational and instructional magazines, television programming, videos and online properties of interest to expectant and new parents.

Lamaze Publishing

        On August 20, 1999, we acquired Lamaze Publishing, Inc, the assets of which eventually formed Lamaze Publishing. Lamaze Publishing offers Lamaze-related products and services. Lamaze is a method of childbirth preparation based on the Lamaze philosophy of birth, which states that birth is "normal, natural and healthy" and "childbirth education empowers women to make informed choices in healthcare, to assume responsibility for their health and trust their inner wisdom." Lamaze Publishing is the exclusive licensee of the LAMAZE® family of marks, owned by Lamaze International, Inc., for use in connection with consumer publications including print, audio, visual and other media. Our agreement with Lamaze Publishing grants these exclusive rights through July 2015 and we have an option to renew for an additional five years, unless either party provides the other with 12 months advance notice of termination.

        Lamaze Publishing's business strategy is to provide superior editorial products that target expectant and new parents who seek information related to pregnancy, the birth process and infant care that may not be readily available from busy healthcare professionals. Lamaze Publishing's materials are distributed through its vast network of healthcare professionals and childbirth educators as an alternative source for such information. Lamaze Publishing gratuitously provides its materials, but offsets its expenses by selling print advertising and promotional messaging to advertisers targeting the young family market. Examples of Lamaze Publishing's product offerings include:

  •
  Lamaze Parents, a leading prenatal magazine used in childbirth education classes covering such relevant topics as prenatal nutrition, the role of the childbirth partner and the physical and emotional challenges of pregnancy, which had an annual circulation of approximately 2.7 million for 2004;

  •
  Lamaze para Padres, a leading Hispanic pre- and post-natal magazine used and distributed by Spanish-speaking childbirth educators, which had an annual circulation of approximately 750,000 for 2004; and

  •
  Lamaze Magazine Onserts, a sampling/promotion publication that targets expectant and new parents with coupons, samples and promotional literature that is bundled in a poly-bag with a magazine and distributed by Lamaze Publishing's network of healthcare professionals and childbirth educators.

        As a complement to the offline parenting media vehicles of IVPN, we have offered two Web sites that target parents on iVillage.com: ParentsPlace.com and ParentSoup.com, or Parent Soup. ParentsPlace.com is a community where new and expecting parents can connect, communicate and share in the joy of starting a family, with key features such as the Baby Name Finder, Pregnancy Calendar, First Year of Life Newsletter, Expecting Clubs, Playgroups and information from certified healthcare experts. Parent Soup is designed for parents committed to raising happy and healthy kids from toddlers to teens and includes a toddlers department, preschool department, development tracker, mothers circles, Thirty-Something Parents and information from certified healthcare experts. The content of ParentsPlace and Parent Soup can now be found in iVillage.com's Pregnancy & Parenting offering.

IVIP

        IVIP is the owner and operator of The Newborn Channel, The Newborn Channel-Spanish which is currently offered as an audio overlay to The Newborn Channel, and The Wellness Channel, all three of which we refer to as the Channels. The Newborn Channel is a 24 hours a day, 7 days a week, satellite television network offering exclusive programming to new mothers in their hospital rooms. In 2004, approximately 1,050 hospitals nationwide aired The Newborn Channel and, according to a study conducted in 2004 by Roper ASW, The Newborn Channel is viewed by greater than 80% of all mothers giving birth in these hospitals, reaching an annual circulation of approximately 2.5 million mothers. IVIP also transmits The Wellness Channel to hospitals offering general health and wellness-based programming covering topics such as patient's rights, alternative pain cures and breast cancer awareness. As of December 31, 2004, the number of hospitals airing The Wellness Channel was nominal.

        IVIP derives revenue from the sale of advertising messages and sponsorships on the Channels to third parties desiring to target pertinent markets. During 2003, IVIP began collecting a fee for receiving the Channels and, as of February 28, 2005, had converted approximately 60% of its viewing hospitals to an annual fee agreement. IVIP's for-pay initiative was undertaken in anticipation of upgrades in the technology that delivers the Channels to the hospitals and may correlate with the expiration of existing non-paying agreements with the hospitals. IVIP commenced installation of this delivery system in the hospitals in the first quarter of 2004. Once installed, the new technology will allow IVIP to customize the programming and advertising viewed at each individual hospital site and decrease operating costs due to a reduction in required satellite time.

        IVIP also owns and publishes Baby Steps magazine, a leading source of post-natal information and the only magazine endorsed by the National Association of Pediatric Nurse Practitioners, or NAPNAP, a professional organization with over 7,000 members nationwide. Baby Steps is often augmented with a promotional program that includes coupons, samples and literature of third-party advertisers that are bundled in a poly-bag with the magazine and distributed primarily to new parents at hospital bedside. Baby Steps had an annual circulation of approximately 3.0 million for the year ended December 31, 2004.

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

Promotions.com

        On May 24, 2002, we completed our acquisition of Promotions.com. Promotions.com is comprised of two divisions: Promotions.com and Webstakes.com. The Promotions.com division provides custom solutions to create and manage promotions on a customer's Web site. The Promotions.com division's revenues are derived from providing services related to the creation, administration and implementation of online and offline promotions. Companies that utilized the Promotions.com division's services in 2004 include such marketers as Kraft Foods North America, Inc., Nabisco Inc., Priceline.com Incorporated and Best Buy Company, Incorporated, and such marketing agencies as The Marketing Store Worldwide and Publicis Dialog. In 2003, we outsourced most of the operations of Promotions.com to an existing service provider in order to create economies of scale.

        The Webstakes.com division provides direct marketing services for third-party promoters and advertisers via the Internet and e-mail. Beginning in 2003, Webstakes.com modified its business model in anticipation of the state commercial e-mail legislation that ultimately lead to the federal CAN-SPAM Act of 2003, or CAN-SPAM, which took effect in the United States on January 1, 2004. CAN-SPAM, and pertinent state legislation impose specific requirements in connection with the sending of commercial e-mail. Webstakes.com mailings are compliant with the requirements of CAN-SPAM and Webstakes.com requires all third parties to be CAN-SPAM compliant in accordance with the provisions of Webstakes.com's standard contract. Revenues from Webstakes.com services are primarily based upon either a "cost-per-click" or a "cost-per-action" pricing model.

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
Best Practices in Corporate Communications
A member-based business resource that facilitates efficient communication programs and the exchange of information, provides conference calls, white papers and reports, seminars and an online resource center.
Business Women's Network Government	Assists government agencies in meeting the U.S. federal government's 5% women and minority-owned small business procurement goal.

        PAG produces several books and publications through its divisions, including:

  •
  The BWN Directory of Business and Professional Women's Organizations—lists over 5,000 organizations and Web sites;

  •
  The BWN Calendar of Women's Events; Best of the Best: Corporate Awards for Diversity and Women—reviews over 45 of the best lists in America for saluting corporations for their achievements related to diversity and women;

  •
  Women and Diversity Enrollment Report—provides a guide to the enrollment statistics of U.S. undergraduate and graduate schools for women and minorities; and

  •
  Women and Diversity WOW! Facts—includes an annual compendium of salient facts, figures and statistics on and about the women's marketplace compiled from close to 10,000 research reports.

        PAG also hosts several events including an annual Diversity and Women Leadership Summit & Gala which in 2004 was attended by over 1,100 participants from 55 major corporations, 15 U.S. government agencies and 37 nations, and honored 12 senior officers of Fortune 500 companies and government agencies as advocates of diverse business cultures.

iVillage Consulting

        iVillage Consulting is our business unit that provides production and back-end provisioning services for third parties, including the creation and development of Web sites, digital commerce platforms and other aspects of their technology infrastructures. We recognize revenues from these services based upon a number of factors including actual hours worked at negotiated hourly rates, fixed fees stipulated in contracts or straight-line over the life of the contract. In 2004, iVillage Consulting provided services to Hearst, N. V. Perricone, M.D., Limited, a provider of skin care products, and Tesco.

        iVillage Consulting produces, maintains and hosts several online properties of Hearst. Pursuant to various web site services agreements, we continue to receive the online distribution rights to 23 of Hearst's online properties. Various areas within our network of Web sites link to the content of these magazine sites. We receive a revenue share for each magazine sold through our network of Web sites and various areas within our network of Web sites link to the content of certain of the magazine sites. The following table describes the magazine sites that are integrated into the iVillage network of Web sites:

Magazine	Related Web Site Description
Cosmopolitan	Features fashion and relationship advice aimed at the "fun, fearless, female."
Country Living	Provides lifestyle and home design ideas.
Good Housekeeping	Features topics relating to food and recipes, home, family and consumer reports.
House Beautiful	Features topics relating to designing, improving or remodeling one's home.
Marie Claire	Features fashion and beauty trends.
Redbook	Focuses on family, health and marriage.
Town & Country	Focuses on living, arts, travel and weddings.

        In addition to the their corporate Web site, Hearst.com, other Web sites for which we provide to Hearst production, maintenance and hosting services include: Seventeen.com, CosmoGirl.com, Teenmag.com, HarpersBazaar.com, Esquire.com and related merchandising sites.

iVillageSolutions

        In July 2002, we announced our collaboration with Rutledge Hill Press to publish an iVillageSolutions branded book series. Our strategy in providing these books is to provide a logical offline extension of iVillage.com's content. We receive a share of the royalties from the sale of the following books:

  •
  Best Advice on Finding Mr. Right—provides advice for the woman looking to find love or to make a relationship work;

  •
  Best Advice on Life After Baby Arrives—provides information, comfort and inspiration to women facing the demanding first months after a baby arrives;

  •
  Best Advice on Starting A Happy Marriage—provides insights and solutions for engaged and newlywed couples for making their marriage an adventure that will last;

  •
  6 Weeks to Losing It For Good—includes a six-week weight loss program for the common woman and an eating and exercise strategy tailored to a woman's personality and lifestyle;

  •
  The Frugal Woman's Guide to a Rich Life—contains guidance and anecdotes of successful secrets that avoid wasting time, money and energy;

  •
  Quiz Therapy—features fun, insightful self-assessments in such categories as personality, love, dating, couples, weddings, home and beauty; and

  •
  Heirloom Recipes—brings together the family recipes of the women of iVillage and reflects the spirit in which these recipes were originally shared.

The iVillageSolutions books can be purchased in the book departments of major online and offline outlets.

        We continue to evaluate products and services that are complementary and logical extensions of our brand to augment our iVillageSolutions offerings.

Other Operational Activities

        In 2002, we launched an iVillageSolutions-branded vitamin and nutraceutical supplement line and iVillageAccess, a dial-up Internet Service Provider offering. Each was supplied through a collaborative venture with a third party with whom we shared a portion of the profits from sales or subscriptions. The revenues related to both of these activities were not significant, and each agreement with their respective third party provider was ultimately terminated during 2004.

Long Lived Assets

        We have long lived assets which include fixed assets, goodwill, intangible assets and prepaid rent. As of December 31, 2004, our remaining net fixed assets were approximately $8.4 million, net goodwill was approximately $23.2 million and net intangible assets were approximately $8.8 million.

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

Employees

        As of December 31, 2004, we employed 216 employees, of whom 77 were in sales and marketing, 52 were in editorial and community, 35 were in administration and customer service, and 52 were in technology, operations and support. Our current employees are not represented by a labor union and are not the subject of a collective bargaining agreement. We believe that relations with our employees are satisfactory.

Sales, Marketing and Public Relations

Sales

        As of December 31, 2004, we had a direct sales organization consisting of 16 sales professionals. In addition to typical sales activities, our sales professionals regularly consult with agencies and advertisers on design and placement of Web-based advertising and provide clients with measurements and analyses of advertising effectiveness. Several of our subsidiaries also have their own dedicated sales team, including:

  •
  Eight professionals who concentrate primarily on advertising sales and annuals fees for IVPN's Channels, video products and print advertising;

  •
  Eleven professionals involved in sales of the memberships, events and publications offered by PAG; and

  •
  Three professionals who sell Promotions.com's direct marketing services.

Marketing and Public Relations

        Our marketing professionals employ a variety of methods designed to promote our brands and to attract traffic and new members, including advertising on other Internet sites primarily through barter agreements, targeted publications, cross promotional arrangements to secure advertising and other promotional considerations. To extend the iVillage brand, we have also entered into several strategic alliances with offline partners. In addition, we leverage other audience building strategies, including working closely with search engine submissions, news group postings and cross-promotions to properly index materials.

        Our internal public relations department oversees a public relations program that assists in our marketing and brand recognition strategies. The program targets either a trade or business or a consumer audience to promote us and our brands.

        To maximize distribution of IVPN publications and the Channels, and to gain the endorsement of the professional community for these products, IVPN gives particular attention to marketing efforts targeted to childbirth educators, maternity nurses and hospitals. A staff of two marketing professionals contacts hospitals for distribution of the Channels and works with the healthcare professional community to maintain distribution levels of IVPN's publications and demonstrate how they can be used as teaching tools for expectant parents and new mothers. IVPN representatives maintain contact with the healthcare professional community through trade shows, professional conferences, consumer publication updates and personal sales calls.

Operating Infrastructure

iVillage Web Sites

        Our Web site operating infrastructure must accommodate a high volume of traffic and deliver frequently updated information and consists of approximately 100 servers. These servers run on the Sun Solaris, Linux and Microsoft Windows, NT and 2000 operating systems and use Netscape Enterprise,

Apache and Microsoft Corporation's IIS Web server software. Our Web sites have in the past suffered outages or experienced slower response times because of hardware or software malfunctions. To date, this has not had a material effect on our business. In 2004, we consolidated and upgraded approximately 25 servers. We expect to purchase additional servers to meet our growth needs, as well as continue to consolidate older servers.

        We maintain all of our production servers at the New Jersey Data Center of SAVVIS Communications Corporation, or SAAVIS, and the California facilities of Verio, Inc., or Verio. Due to our recent acquisition of Healthology, we also currently maintain their production servers at the New York location of Globix Corporation, or Globix. Our operations are dependent upon these companies' ability to protect their respective systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins and other events. SAAVIS provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week. The servers located at Verio are monitored by our California operations staff. Each facility is powered by multiple uninterruptible power supplies and backup generators. We cannot assure you that SAAVIS, Verio or Globix will be able to provide sufficient services to us. If necessary, we believe we will be able to engage satisfactory alternative service providers on commercially reasonable terms.

        In 2004, all of our production data, except Astrology.com, was copied to backup tapes each night and stored at a third-party, off-site storage facility. Astrology.com's production data was backed up on a daily basis at our facilities. We keep all of our production servers behind firewalls for security purposes and do not allow outside access except via secure channels. Strict password management and physical security measures are followed. Computer security vulnerability alerts are read, and, where appropriate, recommended action is taken to address any risks or susceptibilities.

        We do not presently have a comprehensive disaster recovery plan to respond to system failures. However, we provide business continuity of our information systems through the use of various technology strategies such as hardware redundancy, clustering, and load balancing. Our recovery plans provide the capability to address a failure within a specific location, however, it may not comprehensively address a failure caused by a disaster affecting an entire geographic region.

Advertisement Serving Solutions

        For several years we have used the services of DoubleClick, Inc., or DoubleClick, including DoubleClick's scalable tools for targeting, serving and analyzing online campaigns, as well as assisting in the effective monetization of advertising inventory. In particular we employ a product known as DART, which has become an online industry standard and is familiar to many of our advertisers and sponsors. Our services with DoubleClick are governed by a Master Services Agreement. In June 2004, we entered into an amendment to both our DART services attachment for publishers agreement that governs our DART services for standard media, and our DFP motif agreement that governs our DART services for rich media. Each of these agreements is now scheduled to expire in December 2007.

Audience Management System

        In August 2003, we entered into a software license and services agreement with Tacoda Systems, Inc., or Tacoda. Tacoda provides an audience management system, or AMS, that is designed to assist in the growth of advertising and transactional revenues by profiling and targeting the most valuable segments of a Web site's audiences. Tacoda's AMS collects audience data from data sources, such as ad servers, content servers, e-mail databases, e-commerce servers, applications, and data analytic programs, and merges this information with our subscription, contest and registration data to provide us with a composite view of our audience. These audience profiles can contain demographic data and audience site behavior, such as frequency of visits or the propensity to click on display advertisements. The analytics and business intelligence that is integrated in the AMS is designed to allow us to prioritize our monetization of our Web sites and maintain a persistent relationship with the desires of our users, as well as provide our sponsors and advertisers with more valuable data points. Our agreement with Tacoda is perpetual by function of an auto-renewal clause, and we may terminate the agreement immediately at any time and for any reason by providing notice to Tacoda.

Message Board Utilities

        In August 2004, we entered into an operation services agreement that continued our relationship with Prospero Technologies LLC, or Prospero, under which Prospero provides application software, hosting and technical support for our message boards. The Prospero system provides enhanced functionality to our message boards, making them more useful to, and consequently more likely to be frequented by, our users and members. The features of the Prospero system include the ability of a user to receive an e-mail when someone responds to a specific message board post and to search the vast number of topics posted on our message boards. We also offer premium message board utilities for an additional charge, however, revenues to date from the premium Prospero utilities have not been significant. Our agreement with Prospero expires in August 2005 and automatically renews for successive one year periods unless a party provides notice of a termination. Our agreement with Prospero may be terminated by either party for cause or at any time and for any reason by providing the proper period of notice to the other party.

The Channels

        In the past IVIP's broadcast of the Channels originated from a laser disc system, operated by Ascent Media, or Ascent, that provided a constant uplink signal to a PanAmSat satellite that is redirected to a satellite dish at each hospital and distributed to a patient's room for airing in real-time. In 2004, however, IVIP, through Ascent, began to install and convert existing hospital sites to a new technology that allows for customization of programming at each site, provides for multi-channel audio and video capabilities and eliminates the need for a constant satellite feed. The programming and advertising of each individual hospital site may now be updated on an as needed basis from Ascent's facility via a satellite signal to the existing satellite dish at each hospital site. The new technology will then receive and store the updated content for airing at a specific time or date in the future. Ascent remains responsible for the installation and service of IVIP's equipment located at each hospital and we maintain business interruption insurance in the event programming is interrupted over the designated satellite. IVIP intends to complete the conversion of all hospital sites to the new technology within the next few years. As of December 31, 2004, approximately 58% of hospital sites have signed agreements to utilize the new technology. IVIP is currently in negotiations with Ascent and has entered into an interim letter agreement, dated as of March 1, 2005, with Ascent regarding the continued provision of distribution, maintenance and installation services until a definitive services agreement mutually acceptable to the parties can be executed. The interim letter agreement is presently scheduled to expire on March 31, 2005.

Competition

        We compete for members, users, advertisers and commerce, and believe the primary competitive factors in creating and maintaining a successful Internet-based business include:

  •
  functionality;

  •
  brand recognition;

  •
  member affinity and loyalty;

  •
  demographic focus;

  •
  variety of value-added services;

  •
  ease of use;

  •
  pricing;

  •
  quality of products and services; and

  •
  reliability and critical mass.

        We also compete with other companies or Web sites which are primarily focused on targeting women online, including Lifetimetv.com and Oxygen.com, as well as Web sites targeted at the specific categories contained on our Web sites. We also anticipate competition from:

  •
  search engine providers;

  •
  shareware archives;

  •
  content sites;

  •
  other entities that may attempt to establish communities on the Internet by their own creation or purchasing one of our competitors;

  •
  commercial online services;

  •
  direct marketing companies; and

  •
  internet service providers.

        We also compete with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers and advertising revenues. We believe that the principal competitive factors in attracting advertisers include:

  •
  the demographics of our users;

  •
  brand recognition;

  •
  the overall cost-effectiveness of the advertising medium offered by iVillage;

  •
  our ability to offer targeted audiences; and

  •
  the amount of traffic on our Web sites.

        Many of our current and potential competitors, including developers of Web directories and search engines and traditional media companies, have:

  •
  longer operating histories;

  •
  significantly greater financial, technical and marketing resources;

  •
  greater name recognition; and

  •
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

        Several of our current advertisers, sponsors and strategic partners also have established collaborative relationships with our competitors or potential competitors, and other high-traffic Web sites. Accordingly:

  •
  we may be unable to grow our membership, traffic levels and advertiser customer base at historical levels;

  •
  we may be unable to retain our current members, traffic levels or advertiser customers;

  •
  we may be unable to attract a significant number of paying customers for our products and services;

  •
  competitor's growth in traffic from these relationships could make their Web sites more attractive to advertisers; and

  •
  our strategic partners may sever or elect not to renew their agreements with us.

        Several major publishing companies produce products that are directly competitive with IVPN's magazines. Time Inc., G&J USA Publishing, and Meredith Corporation all publish various pre- and post-natal publications. Disney Publishing and Children's Television Workshop also publish general parenting magazines. All of these publishers have substantially greater marketing, research and financial resources than IVPN. IVPN competes by emphasizing the highly targeted nature of its audience, product quality and the fact that its publications are used as teaching tools by professionals, as well as the credibility and trust parents place in the LAMAZE® brand name.

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

        Healthology competes with both online and offline providers of healthcare information for user traffic and sponsorships from pharmaceutical, biotech, medical device and consumer products companies. Offline suppliers of healthcare information include network and cable television, print journals, conferences, continuing medical education programs and symposia. In addition, Healthology competes online with thousands of healthcare-related Web sites, including WebMD Corporation. In addition, there are many companies that provide non-Internet based marketing and advertising services to the healthcare industry. These competitors include advertising agencies, consulting firms, marketing and communications companies and contract sales and marketing organizations. Some of these entities have well-established brand names, large existing customer bases and extensive marketing budgets. To compete, Healthology must convince users and sponsors that information provided by Healthology is superior to these alternative sources and utilize such content on iVillage.com to increase visibility, use and brand recognition.

        Our iVillageSolutions products compete with similar product and service offerings many of which are from companies with greater brand recognition and resources. In order to compete, we must attract the customers of competitors by differentiating these products and leveraging our brand name and internal advertising capabilities.

        We may not be able to compete successfully against our current or future competitors and competitive pressures that we face could have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property, Proprietary Rights and Domain Names

        We regard our copyrights, service marks, trademarks, trade names, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protections of the countries in which we conduct business and confidentiality and/or license agreements with our employees, customers, independent contractors, affiliates and others to protect our proprietary rights.

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

        As of December 31, 2004, we owned approximately 180 domestic and foreign trademark registrations or applications for registration related to our business.

Available Information

        We were incorporated in the state of Delaware on June 8, 1995. The Internet address of our corporate Web site is www.ivillage.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports available free of charge through the "investor info" section of this Web site. We also make available financial information, news releases and other information on this Web site. Our reports filed with, or furnished to, the Securities and Exchange Commission, or SEC, are also available at the SEC's web site at www.sec.gov or at the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549. Information about the Public Reference Room is available at 1-800-SEC-0330.

Executive Officers

        The following table sets forth our executive officers, their ages and the positions held by them with us as of March 14, 2005.

Name	Age	Position
Douglas W. McCormick	55	Chief Executive Officer and Chairman of the Board
Steven A. Elkes	43	Chief Financial Officer and Executive Vice President, Operations and Business Affairs
Jane Tollinger	62	Executive Vice President, Operations and Strategy
Richard J. Kolberg	33	Senior Vice President & Chief Accounting Officer
Richard Caccappolo	39	Senior Vice President, iVillage Consulting
Kellie Gould	35	Senior Vice President and Editor-in-Chief
Peter R. Naylor	39	Senior Vice President, Sales
Barry S. Kresch	51	Senior Vice President, Research
Steven Haimowitz	41	President—Healthology, Inc.

        Douglas W. McCormick, age 55, has been a director of iVillage since February 1999 and Chairman of the Board since April 2001. From April 2000 through July 2000, he served as our President and has been our Chief Executive Officer since July 2000. From 1998 to April 2000, Mr. McCormick was President of McCormick Media, a media consulting firm. From 1993 to 1998, Mr. McCormick was President and Chief Executive Officer of Lifetime Television Network, a joint venture of The Hearst Corporation and The Walt Disney Company. Mr. McCormick held various other positions at Lifetime from 1984 to 1993 in the sales, marketing and research areas. Mr. McCormick also serves on the boards of directors of MarketWatch.com. Inc. and Waterfront Media Inc. (formerly known as Agora Media Inc.) and the compensation committee of both companies. Mr. McCormick received an M.B.A. from the Columbia University School of Business and a B.A. from the University of Dayton.

        Steven A. Elkes, age 43, has been our Chief Financial Officer since June 2004 and continues to be our Executive Vice President, Operations and Business Affairs, a position he has held since July 2000, and Secretary, a position he has held since October 1999. From April 1999 to July 2000, Mr. Elkes was our Senior Vice President, Business Affairs. From August 1996 to April 1999, Mr. Elkes held various management positions with us, including Vice President, Business Affairs. From August 1993 to August 1996, Mr. Elkes was Vice President Credit/Structured Finance at CNA Insurance Company. From August 1991 to August 1993, Mr. Elkes served as Assistant Vice President at CNA Insurance Company. Mr. Elkes received an M.B.A. from Baruch College and a B.A. from Grinnell College.

        Jane Tollinger, age 62, has been our Executive Vice President, Operations and Strategy since August 2003. From September 2000 to August 2003, Ms. Tollinger was our Senior Vice President, Operations & Business Affairs. From June 2000 to September 2000, Ms. Tollinger served as our Vice President, Business Affairs. From June 1999 to June 2000, Ms. Tollinger served on several advisory boards. From September 1993 through June 1999, Ms. Tollinger served as Executive Vice President of Lifetime Television Network. Prior to September 1993, Ms. Tollinger held various management positions at Lifetime Television Network. Prior to joining Lifetime Television Network, Ms. Tollinger was an attorney with Columbia Pictures and an associate with the Coudert Brothers law firm. Ms. Tollinger received a J.D. from Columbia Law School, an M.A. from Harvard University and a B.A. from Beloit College.

        Richard J. Kolberg, age 33, has been our Senior Vice President, Chief Accounting Officer and Controller since June 2004. From September 2003 until June 2004, Mr. Kolberg was our Vice President, Chief Accounting Officer and Controller. From September 2000 until September 2003, Mr. Kolberg was our Vice President and Controller. From August 1999 to September 2000, Mr. Kolberg was our Director and Assistant Controller. From October 1996 to August 1999 was

employed by Goldstein Golub Kessler LLP as an Audit Manager. Mr. Kolberg is a Certified Public Accountant and received his B.S. from State University of New York, Albany.

        Richard Caccappolo, age 39, has been our Senior Vice President, iVillage Consulting since November 2001. From September 2000 until November 2001, Mr. Caccappolo was our Chief Technology Officer and Senior Vice President of Product Development. From March 1999 to September 2000, Mr. Caccappolo served as our Chief Technology Officer. From January 1998 to March 1999, Mr. Caccappolo served as the Chief Information Officer of Kodak Polychrome Graphics, a supplier of products and services to graphics arts industries. From October 1994 to December 1997, Mr. Caccappolo served as Sun Chemicals' Director, Information Systems—Europe. Mr. Caccappolo received his M.B.A. from New York University, Leonard N. Stern School of Business and his B.S. from Cornell University.

        Kellie Gould, age 35, has been our Senior Vice President and Editor-in-Chief since July 2003. From October 2001 to July 2003, Ms. Gould was our Senior Vice President, Programming. Ms. Gould has also held the following positions with us: Vice President, Programming from August 1999 to October 2001, Editorial Director from October 1998 to August 1999, Managing Editor—Parent Soup from December 1997 to October 1998, and Associate Producer—Parent Soup from December 1996 to December 1997. Prior to joining us, Ms. Gould was a Features Associate at Vogue Magazine and a reporter for AdWeek Magazines. Ms. Gould received a B.A. from the University of Wisconsin-Madison.

        Peter R. Naylor, age 39, has been our Senior Vice President, Sales since January 2004. From January 2003 to December 2003, Mr. Naylor was the our Vice President & General Manager, Sales. From April 2002 until December 2002, Mr. Naylor was our Vice President, Sales. Prior to joining us in April 2002, he served as Vice President of Sales, Eastern Region/National Agency Relations, for Terra Lycos, an Internet portal. From 1996 to 1999, he served as Eastern Sales Director for Wired Digital Interactive, an online commercial publisher. Mr. Naylor has also held advertising sales positions with Vanity Fair and Spin magazines. Mr. Naylor is a member of the Board of Directors of the Interactive Advertising Bureau, an association dedicated to helping online, interactive broadcasting, e-mail, wireless and Interactive television media companies increase their revenues, 212, Inc., a networking forum for ad agencies and publishers located in the New York City area, and Goodwill of New York City. Mr. Naylor received a B.A. from Denison University.

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

        Steven Haimowitz, age 41, has been our President—Healthology, Inc. since January 2005. Prior to our acquisition of Healthology, Inc., Dr. Haimowitz was the President, Chief Executive Officer and Co-Founder of Healthology, Inc. since July 1998. Dr. Haimowitz received his M.D. from the Downstate Medical Center of the State University of New York and his B.A. from Brooklyn College of the City University of New York.

Item 2.    Properties.

        We are headquartered in New York, New York, and currently lease approximately 42,000 square feet at 500-512 Seventh Avenue. This lease, as amended, runs through April 2015.

        We also lease sales offices located in Chicago, Illinois, Santa Monica, California and San Francisco, California. These leases are on a month-to-month basis.

        Healthology leases approximately 9,200 square feet of space in New York, New York. This lease expires on March 31, 2005.

        IVPN subleases approximately 7,000 square feet of space at 9 Old Kings Highway, Darien, Connecticut. This sublease expires on June 30, 2005.

        Astrology.com leases approximately 7,400 square feet of space in San Francisco, California. This lease expires on November 30, 2005.

        PAG leases approximately 6,800 square feet of space in Washington, D.C. This lease expires on December 4, 2006.

Item 3.    Legal Proceedings.

        In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2004, cannot be ascertained. While these matters could affect our operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition any monetary liability or financial impact to iVillage from these matters would not be material to iVillage's results of operations and financial condition.

        Several plaintiffs have filed class action lawsuits in federal court against iVillage, several of its present and former executives and its underwriters in connection with its March 1999 initial public offering. A similar class action lawsuit was filed against Women.com, several of its former executives and its underwriters in connection with Women.com's October 1999 initial public offering. The complaints generally assert claims under the Securities Act, the Exchange Act and rules and regulations of the SEC. The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys' fees.

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

        On June 25, 2004, the plaintiffs filed a motion for preliminary approval of the settlement with the court, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs' motion. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and certain underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants' objections to the settlement on August 4, 2004. On February 15, 2005, the court issued an opinion and order granting preliminary approval to the settlement and ordering the plaintiffs and issuer defendants to submit to the court a revised settlement stipulation consistent with the court's order. The court has scheduled a conference for March 18, 2005 to discuss the status of the stipulation, to make final determinations as to the form and substance of plaintiff's' required notice to its class-members and to schedule a fairness hearing to allow for any plaintiff to object to the settlement. There has been no further ruling on this matter and there can be no assurance that the proposed settlement will be approved and implemented in its current form, or at all.

        In June 2001, Euregio.net commenced an action in Belgium against Women.com claiming damages in excess of one million Euros in connection with certain alleged copyright infringements. Despite Women.com's arguments challenging the jurisdiction of the Belgian court, the alleged infringements and the amount of damages, in January 2003 a Belgian court issued a judgment against Women.com in the amount of approximately 850,000 Euros. Women.com appealed the judgment in the Belgian court system, and on September 15, 2004, a judgment in the appeal awarded Euregio.net 251,000 Euros.

        On October 27, 2004, Women.com and Euregio.net entered into a settlement agreement pursuant to which Women.com paid Euregio.net 150,000 Euros, or approximately $0.2 million (based on the Euro exchange rate as of October 27, 2004 (the "Euro Exchange Rate"), of which $0.1 million was charged to operations and is included in general and administrative in the condensed consolidated statements of operations, with the remainder charged against a previously established reserve. Women.com is also required to pay the amount of any income tax obligation of Euregio.net and its founder related to the settlement in an amount up to 7,500 Euros, or approximately $9,500 based on the Euro Exchange Rate. In addition, Women.com is required to purchase an advertising campaign from EasyScopes Entertainment Network, a compilation of Web sites affiliated with Euregio.net, for 101,000 Euros, or approximately $0.1 million based on the Euro Exchange Rate, which would run for 15 consecutive months commencing in January 2005. Women.com has paid the 101,000 Euros and it is being held in a joint escrow account. During the advertising campaign, Euregio.net has guaranteed a certain amount of traffic will be directed to the Women.com Web site, and in the event that such traffic is not delivered, Euregio.net will deliver additional advertising impressions until such time as the guarantee is met. Pursuant to the terms of the settlement agreement, both parties have waived their respective right to appeal the judgment of the Belgium court, the settlement fully and finally satisfies all of Euregio.net's rights under such judgment, and the litigation is concluded.

        We are not currently subject to any other material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Our 2004 annual meeting of stockholders was held on November 1, 2004, to elect four Class III directors to the board of directors and to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2004.

        In the election of directors, the four director nominees were elected with the following votes:

	Number of Votes
Nominee
	For	Withheld
Ajit M. Dalvi	61,812,590	1,828,363
Habib Kairouz	61,808,504	1,832,449
Edward T. Reilly	62,833,183	807,770
Alfred Sikes	46,276,422	17,364,531

        Directors whose terms of office continued after the meeting are Cathleen P. Black, Kenneth A. Bronfin, John T. (Jack) Healy, Edward D. Horowitz, Lennert J. Leader and Douglas W. McCormick.

        The stockholders voted in favor of the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2004, as follows:

	Number of Votes
	For	Against	Abstain
Ratification of appointment of auditors	60,607,606	3,030,403	2,944

PART II

Item 5.    Market for Registrant's Common Equity and Issuer Purchases of Equity Securities Related Stockholder Matters

Market Information

        During the fiscal year ended December 31, 2004, our common stock traded on the The Nasdaq National Market. During the fiscal year ended December 31, 2003, our common stock traded on both The Nasdaq National Market and The Nasdaq SmallCap Market. Our common stock was traded on The Nasdaq National Market prior to its transfer to The Nasdaq SmallCap Market on December 20, 2002, and was subsequently transferred back to The Nasdaq National Market on August 19, 2003. On both The Nasdaq National Market and The Nasdaq SmallCap Market, our common stock has traded under the symbol "IVIL". The following table sets forth, for the periods indicated, the high and low sale/bid prices per share of our common stock as reported on The Nasdaq National Market or The Nasdaq SmallCap Market, as applicable:

	2004				2003
	High		Low		High		Low
First Quarter	$7.26	(3)	$3.23	(3)	$1.10	(1)	$0.56	(1)
Second Quarter	$9.24	(3)	$5.42	(3)	$1.62	(1)	$0.50	(1)
Third Quarter	$6.59	(3)	$4.20	(3)	$2.95	(2)	$1.40	(2)
Fourth Quarter	$6.70	(3)	$3.87	(3)	$3.97	(3)	$2.09	(3)

(1)
As reported on The Nasdaq SmallCap Market.

(2)
As reported on The Nasdaq SmallCap Market from July 1, 2003 to August 18, 2003 and The Nasdaq National Market from August 19, 2003 through September 30, 2003.

(3)
As reported on the Nasdaq National Market.

Holders

        As of March 15, 2005 and there were 767 holders of record of our outstanding common stock. This figure does not include the number of stockholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

Dividends

        We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        On January 7, 2005, in connection with our acquisition of Healthology, Inc., we issued an aggregate of 205,908 shares of common stock to two former stockholders of Healthology, Inc. In consideration of this issuance, we received shares of Healthology, Inc. common stock which we valued at approximately $1.2 million in the aggregate. We relied on an exemption from registration pursuant to Rule 506 under Regulation D promulgated under the Securities Act.

        During February 2004, an aggregate of 29,449 shares of common stock were issued to certain of our existing security holders in exchange for warrants they had acquired in connection with a securities purchase agreement related to our acquisition of Women.com. In each case, we relied on the exemption provided by Section 3(a)(9) of the Securities Act.

        On January 14, 2004, Hearst Communications, Inc. exercised a warrant it received in connection with a securities purchase agreement related to our acquisition of Women.com and purchased 2,065,695 shares of common stock for $0.01 per share. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the sale of the securities issued in connection with the exercise of this warrant.

Item 6.    Selected Financial Data.

        Our selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements and other financial information included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements included in this report. The consolidated balance sheet data as of December 31, 2002, 2001 and 2000 and the consolidated statements of operations data for the years ended December 31, 2001 and 2000 are derived from our audited consolidated financial statements that are not included in this report. The historical annual results presented here are not necessarily indicative of future results. We acquired an additional 30.1% interest in Cooperative Beauty Ventures, L.L.C. in March 2001 increasing our ownership to 80.1%, with the remaining 19.9% interest acquired in October 2003, Women.com Networks, Inc. in June 2001, a controlling interest in Public Affairs Group, Inc. in July 2001, an 82.3% interest in Promotions.com, Inc. in April 2002 with the remaining 17.7% interest acquired in May 2002 and The Virtual Mirror, Inc in November 2004. The financial data reflect the results of operations of these subsidiaries since their dates of acquisition. In June 2000, we decided to discontinue the operations of our IVN, Inc. subsidiary, formerly known as iBaby, Inc. As such, all discussion and analysis below does not include IVN, Inc. operations.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenues	$66,903	$55,221	$59,423	$60,041	$76,352

Operating Expenses:
Editorial, product development and technology	28,903	28,842	27,973	33,500	35,327
Sales and marketing	19,022	19,963	30,237	36,178	54,098
General and administrative	11,227	13,314	13,474	17,702	22,634
Lease restructuring charge and related impairment of fixed assets(1)	—	9,126	—	—	—
Depreciation and amortization(1)	6,011	8,595	11,900	23,529	37,681
Impairment of goodwill, intangible assets and fixed assets(1)	—	4,029	971	—	98,056

Total operating expenses	65,163	83,869	84,555	110,909	247,796

Income (loss) from operations	1,740	(28,648)	(25,132)	(50,868)	(171,444)
Interest income, net	642	218	485	2,285	5,261
Other income (expense), net	207	727	(34)	(43)	595
Gain on sale of joint venture interest and other assets	395	625	—	385	—
Minority interest	—	(51)	(74)	7	—
Write-down of investments	—	—	—	(104)	(13,496)
Loss from unconsolidated joint venture	—	—	—	(127)	(422)
Income tax expense	(307)	—	—	—	—
Cumulative effect of change in accounting principle(1)	—	—	(9,181)	—	—

Net income (loss) from continuing operations	$2,677	$(27,129)	$(33,936)	$(48,465)	$(179,506)

Basic and diluted net income (loss) per share from continuing operations	$0.04	$(0.49)	$(0.62)	$(1.13)	$(6.05)

Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	65,054	55,772	54,841	42,807	29,683

Weighted average shares of common stock outstanding used in computing diluted net income (loss) per share	69,853	55,772	54,841	42,807	29,683

(1)
Please see Note 3, Note 4, Note 5 and Note 12 of our Notes to Consolidated Financial Statements, included elsewhere in this report.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$83,046	$15,823	$21,386	$29,831	$48,963
Working capital	84,422	13,080	18,403	30,966	40,252
Total assets	140,548	72,528	100,586	132,387	132,459
Long-term liabilities	1,339	1,483	3,926	4,273	4,818
Stockholders' equity	126,819	56,947	82,200	108,757	101,366

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and the other financial information appearing elsewhere in this report. As explained in the beginning of Part I of this report, in addition to historical information, the following discussion contains forward-looking information that involves risks and uncertainties.

Overview

        The following management's discussion and analysis is intended to provide information necessary to understand our consolidated financial statements and highlight certain other information which, in the opinion of our management, will enhance a reader's understanding of our financial condition, changes in financial condition and results of operations. It is organized as follows:

  •
  The section entitled "iVillage Background," briefly describes the organization of our business by subsidiary or division.

  •
  "Critical Accounting Policies" discusses each of our most critical accounting policies, including revenue recognition, fixed assets and intangibles, Web site development costs, goodwill, income taxes, allowance for doubtful accounts, and management estimates and assumptions.

  •
  "Results of Operations" discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides detailed narrative regarding significant changes in our results of operations for 2004 compared to 2003, and 2003 compared to 2002.

  •
  "Liquidity and Capital Resources" discusses our 2004 year-end liquidity, cash flows for the year ended December 31, 2004 compared to those for the year ended December 31, 2003, factors that may influence our future cash requirements and the status of certain contractual obligations as of December 31, 2004.

  •
  "Recent Accounting Pronouncements" discusses the significance of various recent accounting pronouncements to our financial reporting.

  •
  "Legal Proceedings" discusses the status of litigation relating to our initial public offering as well as that of Women.com.

iVillage Background

        Founded in 1995, iVillage is "the Internet for women" and consists of several online and offline media-based properties, including iVillage.com, iVillage Consulting, GardenWeb.com, Promotions.com, Astrology.com, IVPN and PAG. Following is a synopsis of certain of our operational activities, subsidiaries and divisions:

Subsidiary or Division	Operational Activity
iVillage.com	An online destination providing practical solutions on a range of topics and everyday support for women 18 years of age and over.
iVillage Consulting	Assists companies in the creation and development of Web sites, digital commerce platforms and other aspects of technological infrastructures, primarily for Hearst, a related party.
GardenWeb.com	An online destination offering an online community and reference tools focused on horticulture.
Promotions.com, Inc.	Comprised of two divisions: Promotions.com and Webstakes.com, which offer online and offline promotions and direct marketing programs that are integrated with customers' marketing initiatives.
Astrology.com	An online destination for individuals seeking daily horoscopes, astrological content and personalized forecasts online.
IVPN
A holding company for IVIP, the operator of The Newborn Channel, and Lamaze Publishing, publisher of Lamaze Parents, which collectively provide informational and instructional magazines, custom publications, television programming, videos and online properties of interest to expectant and new parents.

PAG
Comprised of three divisions: Business Women's Network, Diversity Best Practices and Best Practices in Corporate Communications, each offering an extensive database of pertinent information and events to subscribing companies and members, and relevant publications.

        The discussion and analysis below indicates the results of operations of Promotions.com since April 19, 2002, and GardenWeb.com since November 22, 2004.

Critical Accounting Policies

Revenue Recognition

  iVillage.com

        The discussion and analysis below related to iVillage.com also includes information related to our Promotions.com, Substance.com, Women.com and GardenWeb.com subsidiaries and gURL.com, iVillage Consulting and iVillageSolutions divisions.

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

        Advertising revenues are derived principally from short-term advertising contracts in which we typically guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee or based on actual impressions delivered. Sponsorship and advertising revenues for fixed fee contracts that are both time and impression based are recognized ratably in the period in which the advertisement is displayed, provided that we have no continuing obligations and the collection of the receivable is reasonably assured, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the period of service. To the extent that minimum guaranteed impressions are not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Sponsorship and advertising revenues in which the customer specifies the timing of the delivery of impressions and payment is due upon delivery of impressions are recognized when the impressions are delivered and the collection of the receivable is reasonably assured. In certain instances the customer reports impression delivery to us. These impression reports are compared to our internal traffic reports for accuracy.

        We also derive sponsorship and advertising revenues from sponsored links appearing on an iVillage Web page that is based upon relevant content or a World Wide Web search query result. These revenues are earned on a cost per thousand impressions and/or a percentage of the advertiser's net revenue and are recognized upon notification from the search engine provider.

        For contracts with multiple elements, namely those that include delivered and undelivered products, or advertising and production revenue, we allocate revenue to each element based on evidence of its fair value under the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," or EITF 00-21. Evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. We recognize revenue allocated to each element when the criteria for revenue set forth above are met.

        Barter revenues generally represent exchanges by us of advertising space on our Web sites for reciprocal advertising space on or traffic from other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered in accordance with EITF No. 99-17, "Accounting for Advertising Barter Transactions". Fair value of advertisements delivered is based upon our recent practice of receiving cash for similar advertisements. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are generally recognized when our advertisements are displayed on the reciprocal Web sites or properties, generally in the same period as when advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are included as part of sales and marketing expenses.

        We recognize revenues from iVillage Consulting's services based upon a number of factors, including actual hours worked at negotiated hourly rates, completed contract or straight-line over the life of the contract.

        We have received revenues from initiatives involving subscription-based properties, the sale of iVillage-branded products and services, the sale of third-party products, the licensing of portions of our content and services, and the sale of research. Revenues from GardenWeb.com are included as part of subscription-based properties. We recognize revenues from these initiatives when products are shipped and/or provided to the customer, or straight-line over the life of the agreement and when the collection of the receivable is reasonably assured and no further obligation remains.

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

  IVPN

        IVPN's revenues have been derived primarily from advertising placements in IVPN's publications, videos and Web site, and broadcasts of The Newborn Channel and The Newborn Channel-Spanish (currently offered as an audio overlay to The Newborn Channel). In addition, sponsorship and advertising revenues are generated through a sampling and coupon program, which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant parents. Sponsorship and advertising revenues are recognized on a straight-line basis over the period of service, provided that IVPN has no continuing obligations and the collection of the receivable is reasonably assured.

        IVPN also creates and distributes custom publications and mailings. Revenues from the sale of custom publications and mailings are recognized when IVPN completes its creative responsibilities and receives the appropriate approvals from the customer and/or through the distribution of the custom publications, provided that evidence of fair value is obtained at a minimum on the undelivered deliverable, and the other requirements of EITF 00-21 are fulfilled, provided the collection of the receivable is reasonably assured.

        IVPN charges an annual fee paid by hospitals for their receipt of broadcasts of The Newborn Channel. Contracts related to this fee typically range from three to five years in length. IVPN recognizes revenues from these fees ratably over the term of the agreement provided the collection of the receivable is reasonably assured.

  PAG

        Revenues from PAG are generated primarily through subscription-based programs conveying current best practices for both diversity issues in the workplace and corporate communications, the hosting of events, including an annual two-day summit and gala focusing on diversity and women, and consulting agreements. PAG recognizes revenue from subscriptions ratably over the term of the subscription agreement, from events when the events are held, and from consulting agreements ratably over the term of the agreement or upon completion of a deliverable, provided the collection of the receivable is reasonably assured.

Fixed Assets and Intangibles

        Depreciation of equipment, furniture and fixtures and computer software is provided for by the straight-line method over their estimated useful lives ranging from one to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions, and expenditures which extend the useful lives of existing assets, are capitalized, and repairs and maintenance costs are charged to operations as incurred. Amortization of intangible assets are over the expected life of the related asset and range from one to ten years. Effective January 1, 2002, we adopted Statement of Financial Accounting Standard, or SFAS, No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or SFAS 144, regarding the recognition and measurement of the impairment of long-lived assets to be held and used.

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

Web Site Development Costs

        iVillage accounts for Web site development costs in accordance with the provisions of EITF Issue No. 00-2, "Accounting for Web Site Development Costs", or EITF 00-2, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Amortization of Web site development costs is provided for by the straight-line method over the estimated useful life of two years.

Goodwill

        SFAS No. 141, "Business Combinations" requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", or SFAS 142. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the difference. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

Income Taxes

        We recognize deferred taxes by the asset and liability method of accounting for income taxes in accordance with the provisions of SFAS No.109, "Accounting for Income Taxes". Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

        The difference between our U.S. federal statutory rate of 34%, as well as our state and local rate, net of our federal benefit of 7%, when compared to our actual effective tax rate of 0%, is principally attributed to a partial reversal of the valuation allowance related to our deferred tax assets. We have a full valuation allowance on our net deferred tax assets. If we continue to generate pre tax income in future periods, a partial or full reversal of the valuation allowance against the deferred tax assets may be required, and such reversal may be material in the period in which the reversal is recorded. The decision to reverse the valuation allowance will, among other things, consider our profitability in recent periods, as well as our future profitability and available tax planning strategies.

Allowance for Doubtful Accounts

        We assess the required amount of allowance for doubtful accounts based on past experience, the review of the agings and analysis of specific customer accounts.

Management Estimates and Assumptions

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and assumptions made by us include those related to fair values utilized to allocate revenue under EITF 00-21, the useful lives of fixed assets and intangible assets, the recoverability of fixed assets, goodwill, intangible assets and deferred tax assets, the allowance for doubtful accounts and the assessment of expected probable losses (if any) of claims and potential claims.

Results of Operations

        In accordance with SFAS No.131, "Disclosures About Segments of an Enterprise and Related Information," or SFAS 131, segment information is being reported consistent with our method of internal reporting. In accordance with SFAS 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We are organized primarily by subsidiaries and divisions. Our subsidiaries and divisions have no operating managers that report to the chief operating decision maker. The chief operating decision maker reviews information at a consolidated results of operations level, although the chief operating decision maker does review revenue results of subsidiaries and divisions. As a result, our discussion of revenue has been organized into separate subsidiaries and divisions, however, operating expenses and results of operations are discussed on a combined basis.

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

  •
  the date of commencement of a sponsorship and advertising campaign; and

  •
  the date of completion, and receipt of customer approval for the creative and/or distribution services of a custom publication, which is based upon a customer's advertising and marketing initiatives.

Revenues

        Beginning in the quarterly report for the three months ended March 31, 2004, we reclassified Promotions.com revenues to add revenues from Promotions.com and Webstakes.com under iVillage.com. Consequently, the following discussion of our revenues may not correspond to similar discussions in prior annual reports. The following table sets forth revenues by property (dollars in thousands):

	Years Ended December 31,
	2004	(1)	2003	(1)	2002	(1)
iVillage.com(2)	$40,377	60%	$31,290	57%	$39,804	67%
Astrology.com	3,461	5%	2,925	5%	3,346	6%
IVPN	18,662	28%	16,606	30%	12,609	21%
PAG	4,403	7%	4,400	8%	3,664	6%

Total revenues	$66,903	100%	$55,221	100%	$59,423	100%

(1)
Percent of total revenues.

(2)
Included in iVillage.com revenues are iVillage.com, Promotions.com, Substance.com, Women.com and GardenWeb.com properties and gURL.com, iVillage Consulting and iVillageSolutions divisions.

iVillage.com

	Years Ended December 31,
	2004	(1)	2003	(1)	2002	(1)
Sponsorship and advertising	$25,331	63%	$19,994	64%	$27,394	69%
Barter	4,450	11%	3,737	12%	3,525	9%
iVillage Consulting	4,959	12%	3,206	10%	3,994	10%
Promotions.com	4,652	12%	3,546	11%	2,514	6%
Online services/other	985	2%	807	3%	2,377	6%

	$40,377	100%	$31,290	100%	$39,804	100%

(1)
Percent of iVillage.com's revenues.

        Revenues from iVillage.com accounted for approximately 60% of total revenues in 2004, 57% of total revenues in 2003 and 67% of total revenues in 2002. Revenues from iVillage.com increased approximately $9.1 million, or 29%, for the year ended December 31, 2004, as compared to the year ended December 31, 2003, primarily due to an increase in sponsorship and advertising revenues, which includes revenues from sponsored links, of approximately $5.3 million, an increase in iVillage Consulting revenues of approximately $1.8 million, and an increase in Promotions.com revenues of approximately $1.1 million. The increase in sponsorship and advertising revenues was primarily due to an increase in the number of contracts and advertisers, coupled with higher pricing in 2004, as compared to 2003, generating incremental revenues of approximately $4.7 million. Revenues from sponsored links contributed approximately $0.9 million in revenues for the year ended December 31, 2004, as compared to approximately $0.3 million in 2003. The increase in iVillage Consulting revenues of approximately 55% for the year ended December 31, 2004, as compared to 2003, was primarily due to the three-year renewal of a Web Site services agreement signed in July 2004 with Hearst to provide hosting and production services related to several of Hearst magazine Web sites. The renewal provides for an increase in fees and lower royalty payments. In addition, iVillage Consulting fees increased due to a two-year Web Site services agreement signed in December 2003 with Hearst for providing production, maintenance and hosting services for three teen Web Sites.

        Revenues from iVillage.com decreased approximately $8.5 million, or 21%, for the year ended December 31, 2003, as compared to the year ended December 31, 2002. The decline in revenues for the year ended December 31, 2003, as compared to 2002, was primarily due to a decrease in year over year sponsorship and advertising revenues of approximately $7.4 million and online services/other of approximately $1.6 million. The primary driver behind the decrease in sponsorship and advertising revenues was the expiration of the Unilever and Procter & Gamble long-term contracts, which provided approximately $9.7 million of additional revenues in 2002 from these customers as compared to 2003, offset by additional advertisers. The decrease in online services/other resulted from the expiration of a licensing agreement in the first quarter of 2002 of approximately $0.5 million and the sale of research in 2002 of approximately $1.1 million, with no identifiable amounts in 2003.

        Revenues from Promotions.com, Inc. increased $1.1 million, or 31%, for the year ended December 31, 2004, as compared to the corresponding period in 2003, primarily due to a larger number of promotional campaigns created and managed by the Promotions.com division in 2004, as compared to the corresponding period in 2003, generating incremental revenues of approximately $1.6 million. The increase in revenues is offset by lower revenues of approximately $0.5 million for the year ended December 31, 2004, as compared to the corresponding period in 2003, from the Webstakes.com division due to the modification of its business model during 2003, in anticipation of the federal CAN-SPAM Act of 2003, as well as a deteriorating environment for e-mail direct marketers. Revenues from Promotions.com, Inc. increased approximately $1.0 million, or 41%, for the year ended

December 31, 2003 as compared to 2002, primarily due to the benefit of revenues recognized for the full year of 2003 as compared to revenues being recognized for a partial year in 2002. Promotions.com, Inc. was acquired in April 2002.

Astrology.com

	Years Ended December 31,
	2004	(1)	2003	(1)	2002	(1)
Online services	$2,971	86%	$2,744	94%	$2,917	87%
Other	490	14%	181	6%	429	13%

	$3,461	100%	$2,925	100%	$3,346	100%

(1)
Percent of Astrology.com's revenues.

        Revenues from Astrology.com accounted for approximately 5% of total revenues for both the years ended December 31, 2004 and 2003, and 6% of total revenues for the year ended December 31, 2002. Revenues from Astrology.com increased approximately $0.5 million, or 18%, for the year ended December 31, 2004, as compared to the corresponding period in 2003, due to an increase in revenues from online services of approximately $0.2 million and other revenues of approximately $0.3 million. The increase in online services was primarily due to an increase in astrological charts sold and from other revenues primarily due to an increase in revenue share payments received from third parties.

        Revenues from Astrology.com decreased approximately $0.4 million, or 13%, for the year ended December 31, 2003 as compared to 2002, primarily due to a decrease in revenues of online services of approximately $0.2 million and a decrease in other revenues, including custom content revenues, of approximately $0.2 million.

IVPN

	Years Ended December 31,
	2004	(1)	2003	(1)	2002	(1)
Sponsorship and advertising	$11,361	61%	$12,248	74%	$11,069	88%
Custom publications	5,851	31%	3,901	23%	1,540	12%
Licensing fees	1,450	8%	292	2%	—	—
Barter	—	—	165	1%	—	—

	$18,662	100%	$16,606	100%	$12,609	100%

(1)
Percent of IVPN's revenues.

        Revenues from IVPN accounted for approximately 28% of total revenues in 2004, 30% of total revenues in 2003 and 21% of total revenues in 2002. IVPN's revenues increased by approximately $2.1 million, or 12%, for the year ended December 31, 2004, as compared to 2003 primarily due to an increase in revenue from custom publications of approximately $2.0 million and an increase in revenue from hospital licensing fees of approximately $1.2 million, offset by a decrease in sponsorship and advertising revenues of approximately $0.9 million. Custom publications revenue increased approximately 50% year over year due to an increase in the number of publications created and distributed in 2004 as compared to 2003. There were five publications created and distributed in 2004 as compared to three publications in 2003. Licensing fees increased approximately $1.2 million, or 397%, for the year ended December 31, 2004, as compared to the corresponding period in 2003, primarily due to the commencement of a larger number of agreements in which hospitals pay an annual fee for The Newborn Channel. As of December 31, 2004, 610 hospitals have agreed to pay a fee for The Newborn Channel, as compared to 386 hospitals for the corresponding period in 2003. The decrease in sponsorship and advertising revenues of approximately 7% for the year ended December 31, 2004, as compared to the corresponding period in 2003, was primarily due to a decrease in advertising placements in IVPN's publications and video, and a lower number of customers advertising on The Newborn Channel in 2004.

        Total revenues of IVPN for the year ended December 31, 2003 increased approximately $4.0 million, or 32%, as compared to 2002, primarily due to an increase in revenues from the sale of custom publications of approximately $2.4 million and sponsorship and advertising of approximately $1.2 million. The increase in custom publications revenues was due to an increase in the size of the publications and increased copies distributed. Additionally, IVPN began to charge an annual fee to hospitals for The Newborn Channel in 2003. Revenue generated from these fees was approximately $0.3 million for the year ended December 31, 2003.

        In 2004, Wal-Mart Stores, Inc. and its affiliates, or Wal-Mart, indicated to us that they would no longer be utilizing IVPN to create and distribute custom publications which were used for baby promotions in Wal-Mart's United States stores. These publications accounted for approximately $4.8 million, or 26%, of IVPN's total revenues for the year ended December 31, 2004, approximately $3.9 million, or 23%, for the year ended December 31, 2003 and approximately $1.1 million, or 9%, for the year ended December 31, 2002. A failure to enter into contracts to replace these revenues would adversely affect IVPN's business, financial condition and results of operations.

PAG

	Years Ended December 31,
	2004	(1)	2003	(1)	2002	(1)
Subscription-based programs	$1,823	41%	$1,705	39%	$1,556	42%
Events	1,904	43%	2,082	47%	1,702	46%
Consulting/other	596	14%	527	12%	371	10%
Barter	80	2%	86	2%	35	1%

	$4,403	100%	$4,400	100%	$3,664	100	%(2)

(1)
Percent of PAG's revenues.

(2)
The aggregate of this column does not equal 100% due to rounding.

        Revenues from PAG accounted for approximately 7% of total revenues in 2004, 8% of total revenues in 2003 and 6% of total revenues in 2002. PAG's revenues remained relatively unchanged year over year for the years ended December 31, 2004 and 2003. The decrease in revenues from events of approximately $0.2 million, or 9%, was primarily due to lower revenues earned on an annual event in October 2004, which we believe was caused by the then impending election.

        Revenues from PAG for the year ended December 31, 2003 increased approximately $0.7 million, or 20%, as compared to the year ended December 31, 2002 primarily due to an increase in consulting and other revenues resulting from a consulting agreement signed in 2003, with no comparable agreement in 2002, of approximately $0.2 million, in addition to an increase of approximately $0.4 million, from various annual events held by PAG, due to increased sponsorship dollars and higher attendance.

Customer Concentration

        Our five largest customers accounted for approximately 27% of total revenues for each of the years ended December 31, 2004 and 2003 and approximately 38% of total revenues for the year ended December 31, 2002. In 2004, one advertiser, Hearst, a related party, accounted for approximately 10% of our total revenues. No other single customer accounted for more than 10% of our total revenues in 2004. In 2003, Hearst accounted for approximately 11% of our total revenues. No other single customer accounted for more than 10% of our total revenues in 2003. In 2002, Procter and Gamble and Hearst each accounted for approximately 11% of our total revenues, and Unilever accounted for approximately 10% of our total revenues. No other single customer accounted for more than 10% of our total revenues in 2002. At December 31, 2004, no single customer accounted for more than 10% of our total net accounts receivable, and at December 31, 2003, Hearst accounted for approximately 20% of our net accounts receivable.

        Our largest customers have varied over time in the past, and we anticipate that they will continue to do so in the future. We do expect, however, that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. For example, during 2004 Wal-Mart indicated to us that they would no longer be utilizing IVPN to create and distribute custom publications used for baby promotions in Wal-Mart's United States stores. Although Wal-Mart has never accounted for more than 10% of our total revenues on an annual basis, they have accounted for more than 10% of our total revenues on a quarterly basis. A failure to enter into contracts to replace these revenues would adversely affect IVPN's, and could adversely affect our, business, financial condition and results of operations. Consequently, the loss of even a small number of our largest customers at any one time may adversely affect our business, financial condition and results of operations, unless we are able to enter into contracts to replace lost revenue.

Operating Expenses

        The following table sets forth our operating expenses by type (dollars in thousands):

	Years Ended December 31,
	2004	(1)	2003	(1)	2002	(1)
Editorial, product development and technology	$28,903	43%	$28,842	52%	$27,973	47%
Sales and marketing	19,022	28%	19,963	36%	30,237	51%
General and administrative	11,227	17%	13,314	24%	13,474	23%
Lease restructuring charge and impairment of fixed assets	—	0%	9,126	17%	—	0%
Depreciation and amortization	6,011	9%	8,595	16%	11,900	20%
Impairment of goodwill, intangibles assets, and fixed assets	—	0%	4,029	7%	971	2%

Total operating expenses	$65,163	97%	$83,869	152%	$84,555	142%

(1)
Percent of total revenues.

Operating Expense Reductions

        Total operating expenses for the year ended December 31, 2004, as compared to the corresponding period in 2003, have declined primarily as a result of cost reductions, reduced depreciation and amortization and non-cash charges incurred in 2003 but not in 2004.

        In February 2003, we announced an expense reduction initiative with the goal of reducing annualized costs by up to $10.0 million. During 2003, we recognized and/or achieved approximately

$8.5 million of these savings, primarily through the renegotiation of our New York real estate lease and contracts with third-party vendors, as well as staff reductions.

        We have achieved cost reductions in the past through increased managerial efficiencies and several expense reduction initiatives targeted at certain expenses, including reduced advertising, reduced lease commitments, targeted staff reductions and reduced employee benefit plan costs.

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

  •
  costs associated with IVPN's magazines, custom publications, onsert program, which bundles samples and promotional literature in a poly-bag with a magazine, and the broadcasting of its programs; and

  •
  an allocation of facility expenses, which is based on the number of personnel in editorial, product development and technology roles.

  Years Ended December 31, 2004 and 2003

        Editorial, product development and technology expenses for the year ended December 31, 2004 were approximately $28.9 million, or 43% of total revenues. Editorial, product development and technology expenses were approximately $28.8 million, or 52% of total revenues, for the corresponding period in 2003. The increase in such expenses for 2004 compared to 2003 was primarily attributable to an increase in consultant expenses of approximately $1.6 million primarily from an increase in the number of promotional campaigns created and managed by our Promotions.com division, as well as increased costs of approximately $0.8 million associated with two additional custom publications created and distributed in 2004 as compared with 2003. These amounts were primarily offset by a decrease in payroll, severance and related expenses of approximately $0.9 million, a decrease in licensing fees of approximately $0.3 million, and a decrease in facility costs resulting in a decreased facilities allocation of approximately $1.0 million. The decrease in payroll, severance and related expenses was primarily due to the capitalization of salaries associated with the redesign of our Web site in accordance with EITF 00-2 of approximately $0.7 million. Licensing fees decreased due to the renegotiation of a vendor contract in the second quarter of 2004 which had substantial changes in the terms and conditions from the original contract, and provided a one-time benefit of approximately $0.3 million, as well as reduces future obligations. Facility costs decreased in 2004, as compared to 2003, primarily due to a lease amendment and a lower bonus accrual. In the third quarter of 2003, we entered into a lease amendment with the landlord of our New York leased space whereby we received a reduction in leased space as well as a reduction in our rent per square foot. As a result, total costs for the New York leased facility for the year ended December 31, 2004 decreased approximately $0.7 million, as compared to the year ended December 31, 2003. We allocate our bonus accrual to our various departments through the facilities reallocation. At December 31, 2004, no bonus accrual was established, which compares to a bonus accrual of $0.9 million at December 31, 2003. Editorial, product development and technology expenses decreased as a percentage of total revenues for the year ended December 31, 2004, when compared to the same period in 2003, primarily as a result of the increase in total revenues.

  Years Ended December 31, 2003 and 2002

        Editorial, product development and technology expenses were approximately $28.0 million, or 47% of total revenues, for the year ended December 31, 2002. The increase in editorial, product development and technology expenses for the year ended December 31, 2003, as compared to 2002, was primarily attributable to increased revenues from IVPN. Associated with these revenues were higher costs involved with larger custom publications created in 2003, as compared to the custom publications created in 2002, by IVPN on behalf of an advertiser of approximately $1.2 million and increased circulation and production costs associated with IVPN's magazines, videos and promotional programs of approximately $0.7 million. Additionally, the acquisition of Promotions.com resulted in incremental expenses of approximately $0.7 million. These amounts were partially offset by a decrease in salaries, severance and related expenses of approximately $1.9 million. Editorial, product development and technology expenses increased as a percentage of total revenues for the year ended December 31, 2003, when compared to the same period in 2002, primarily as a result of the increase in expenses from the higher revenue, but lower margin, custom publication sales, coupled with an overall decline in total revenues.

Sales and Marketing

        Sales and marketing expenses consist primarily of the following:

  •
  Payroll, commissions, severance and related expenses for sales and marketing personnel;

  •
  advertising and marketing-related expenses;

  •
  an allocation of facility expenses, which is based on the number of personnel in sales and marketing roles; and

  •
  distribution agreements which expired in 2002.

  Years Ended December 31, 2004 and 2003

        Sales and marketing expenses for the year ended December 31, 2004 were approximately $19.0 million, or 28% of total revenues. Sales and marketing expenses were approximately $20.0 million, or 36% of total revenues, for 2003. The decrease for 2004 compared to 2003 of approximately $0.9 million, or 5%, was primarily attributable to a decrease in market research costs of approximately $0.4 million, a decrease in public relations costs of approximately $0.2 million, as well as lower facility costs, resulting in a decreased facilities allocation of approximately $0.6 million. Market research costs decreased for the year ended December 31, 2004, as compared to the corresponding period in 2003, primarily due to a research study conducted by a third party vendor in 2003, with no comparable research study performed in 2004. These amounts were primarily offset by an increase in media and advertising expenses of approximately $0.3 million due to an increase in our usage of barter advertising as a means of marketing our business. Sales and marketing expenses decreased as a percentage of total revenues for the year ended December 31, 2004, as compared to the same period in 2003, due to a decrease in sales and marketing expenses as a result of our overall effort to manage costs, coupled with an increase in revenues.

  Years Ended December 31, 2003 and 2002

        Sales and marketing expenses were approximately $30.2 million, or 51% of total revenues, for the year ended December 31, 2002. The decrease in sales and marketing expenses for the year ended December 31, 2003, as compared to 2002, was primarily attributable to the following:

2003 Events

  •
  a decrease in online media expenses of approximately $0.4 million;

  •
  a decrease in Hearst print expenses of approximately $2.5 million which ended in 2003; and

  •
  a decrease in salaries, commissions, severance and related expenses of approximately $1.0 million;

2002 Event

  •
  our negotiated termination of an advertising agreement with the National Broadcasting Company, Inc., or NBC, that required us to purchase television advertising of approximately $1.3 million, and pay a termination fee of approximately $4.1 million in the first quarter of 2002.

These decreases were partially offset by incremental sales and marketing expense during 2003 related to the Promotions.com, Inc. acquisition of approximately $0.4 million. Sales and marketing expenses decreased as a percentage of total revenues for the year ended December 31, 2003, as compared to the same period in 2002, due to a larger percentage decrease in sales and marketing expenses, as a result of our overall effort to manage costs, as compared to the decline in revenues.

        Included in sales and marketing expenses are barter transactions, which amounted to approximately 23% of total sales and marketing costs in 2004, 21% in 2003, and 11% in 2002. Barter transactions increased year over year as a percentage of sales and marketing expenses primarily due to the decrease in sales and marketing expenses, coupled with an increase in barter expense.

General and Administrative

        General and administrative expenses consist primarily of the following:

  •
  Payroll, severance and related expenses for executive management, finance, human resources and in-house legal counsel;

  •
  directors' and officers' insurance;

  •
  general corporate overhead;

  •
  professional fees; and

  •
  an allocation of facility expenses, which is based on the number of personnel in general and administrative roles.

  Years Ended December 31, 2004 and 2003

        General and administrative expenses for the year ended December 31, 2004 were approximately $11.2 million, or 17% of total revenues. General and administrative expenses were approximately $13.3 million, or 24% of total revenues, for 2003. The decrease between 2004 compared to 2003 of approximately $2.1 million, or 16%, was primarily attributable to a decrease in payroll, severance and related expenses of approximately $1.9 million, decreased bad debt expenses of approximately $0.3 million, decreased insurance costs of approximately $0.5 million, as well as lower facility costs, resulting in a decrease in facilities allocation of approximately $0.4 million. These amounts were primarily offset by an increase in professional fees of approximately $1.1 million for the year ended December 31, 2004, as compared to the corresponding period in 2003. Payroll, severance and related expenses decreased for the year ended December 31, 2004, as compared to the corresponding period in 2003, primarily due to the departure of some management personnel in the third quarter of 2003 that were not replaced. Professional fees increased approximately 80% to $2.5 million from $1.4 million in 2004 primarily due to costs of compliance with the Sarbanes-Oxley Act of 2002 and the settlement of the Euregio.net litigation. General and administrative expenses decreased as a percentage of total revenues for the year ended December 31, 2004, when compared to the corresponding period in 2003, primarily as a result of a decrease in payroll, severance and related expenses, coupled with an increase in revenues.

  Years Ended December 31, 2003 and 2002

        General and administrative expenses for the year ended December 31, 2002 were approximately $13.5 million, or 23% of total revenues. The decrease in general and administrative expenses for the year ended December 31, 2003, as compared to 2002, was primarily due to lower bad debt expense of approximately $0.3 million in 2003, and the reserve for stockholder notes receivable of approximately $0.4 million in 2002, offset by an increase in severance and related expenses of approximately $0.9 million. General and administrative expenses were relatively consistent year over year, however these expenses increased as a percentage of total revenues for the year ended December 31, 2003, when compared to the comparable period in 2002, primarily due to the decline in revenues in 2003 compared to 2002.

        In the ordinary course of business, we utilize estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the year ended December 31, 2004, we reversed approximately $0.4 million of previous years' accruals included in operating expenses, primarily due to the renegotiation of a vendor contract in the second quarter of 2004 which had substantial changes in the terms and conditions from the original contract and provided for a one-time benefit of approximately $0.3 million. In addition, in 2004, we established and reversed approximately $0.5 million of accruals due to changes in estimates. For the corresponding period in 2003, we reversed, in total, approximately $0.7 million and for 2002, we reversed, in total, approximately $1.5 million, of accruals included in operating expenses due to changes in estimates on services previously provided for. These amounts were offset by additional accruals for various operating expenses.

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

        There are no comparable amounts for the years ended December 31, 2004 and 2002.

Depreciation and Amortization

        Depreciation and amortization expenses for the year ended December 31, 2004 were approximately $6.0 million, or 9% of total revenues. For 2003, depreciation and amortization expenses were approximately $8.6 million, or 16% of total revenues. The decrease in depreciation and amortization for 2004 compared to 2003 was primarily due to the impairment of intangible assets and fixed assets in the second and third quarters of 2003 associated with the restructuring of our headquarters' lease, the restructuring of the business operations of the Promotions.com division, and changing the Webstakes.com business model, each of which reduced the cost basis on which depreciation and amortization is calculated. In addition, depreciation and amortization expenses decreased in 2004 as a result of certain assets being fully depreciated or amortized in 2003, as well as the intangible assets acquired in the Women.com acquisition being fully amortized in June 2004.

        Depreciation and amortization expenses for the year ended December 31, 2002 were approximately $11.9 million, or 20% of total revenues. The decrease in depreciation and amortization expenses for 2003 as compared to 2002 was primarily due to several intangible assets being fully amortized in 2002 and the impairment of intangible assets and fixed assets in the second and third quarter of 2003, reducing the cost basis on which depreciation and amortization was calculated, partially offset by amortization expense on intangible assets acquired with the Promotions.com acquisition in April 2002.

Impairment of Goodwill, Intangible Assets and Fixed Assets

        No impairment of goodwill, intangible assets and fixed assets was recorded for the year ended December 31, 2004. Impairment of goodwill, intangible assets and fixed assets for the year ended December 31, 2003 was approximately $4.0 million, or 7%, of total revenues. For 2002, impairment of goodwill, intangible assets and fixed assets was approximately $1.0 million, or 2%, of total revenues. The $4.0 million impairment recorded for the year ended December 31, 2003 was attributable to the restructuring of the business operations of the Promotions.com business unit and changing the Webstakes.com business model in the second quarter of 2003. The $1.0 million impairment recorded for the year ended December 31, 2002 resulted from the annual impairment test performed in accordance with SFAS 142. Upon completion of this test, the fair value of a reporting unit did not exceed the reporting unit's carrying amount and an impairment was recorded in the fourth quarter of 2002.

Interest Income, Net

        Interest income, net primarily includes interest income from iVillage's cash balances and interest earned on stockholders' notes receivable. Interest income, net was approximately $0.6 million, or 1% of total revenues, for the year ended December 31, 2004, approximately $0.2 million, or less than 1% of total revenues, for the year ended December 31, 2003, and approximately $0.5 million, or 1% of total revenues, for the year ended December 31, 2002. Interest income increased for 2004 as compared to 2003 primarily due to higher average net cash and cash equivalent balances stemming from our public offering completed in July 2004. Interest income, net decreased from 2002 to 2003 primarily due to the repayment of the NBC loan in the first quarter of 2002 and lower cash and cash equivalents balances in 2003.

Other Income (Expense), Net

        Other income, net was approximately $0.2 million, or less than 1% of total revenues for the year ended December 31, 2004, and approximately $0.7 million, or 1% of total revenues for the year ended December 31, 2003. For the year ended December 31, 2002, other expense was approximately $34,000, or less than 1% of total revenues. In 2004, other income, net primarily includes moneys received from a legal settlement, distribution in a bankruptcy claim acquired in the acquisition of Promotions.com and from a reversal of a previously established purchase accrual relating to a bankruptcy claim acquired in the acquisition of Women.com. In 2003, other income, net primarily includes a negotiated settlement concerning disputed amounts between us and the owners of a prior business acquisition of $0.5 million.

Gain on Sale of Joint Venture Interest and Other Assets

        Gain on sale of joint venture interest and other assets was approximately $0.4 million for the year ended December 31, 2004, and approximately $0.6 million for the year ended December 31, 2003. Both amounts represent approximately 1% of total revenues. There was no amount for the year ended December 31, 2002. Gain on sale of joint venture interest resulted from the restructuring of our Tesco relationship in March 2003, under which a division of Tesco purchased our entire ownership interest in iVillage UK. The gain on sale also related to amounts we received pursuant to the license agreement entered into with the Tesco division contemporaneously with such restructuring.

Income Tax Expense

        Income tax expense was approximately $0.3 million, or less than 1% of total revenues, for the year ended December 31, 2004. There were no comparable amounts for the years ended December 31, 2003 and 2002. Income tax expense relates to state taxes owed by a subsidiary stemming from ownership of equipment in many different states. The subsidiary files these returns on a stand alone basis, and as such can not utilize our consolidated net operating loss carryforwards.

        iVillage has undergone several ownership changes as defined by Section 382 of the Internal Revenue Code. As of December 31, 2004, we have net operating loss carryforwards for federal income tax purposes of approximately $306.3 million, of which approximately $7.8 million are subject to an annual limitation of approximately $0.6 million, approximately $237.9 million are subject to an annual limitation of $1.3 million and approximately $60.6 million have no annual limitation. The net operating loss carryforwards begin to expire in 2010. Future changes in our ownership may result in annual limitations on the amount of carryforwards which we can realize in future periods. The net deferred tax asset has been fully reserved due to the uncertainty of our ability to realize this asset in the future. To the extent that deferred tax assets created as a result of our acquisitions reverse in future periods, the benefit of the reversal will be recorded as goodwill. In addition, to the extent that deferred tax assets, created as a result of excess stock compensation deduction, reverse in future periods, the benefit of this reversal will be recorded as additional paid in capital.

        The difference between our U.S. federal statutory rate of 34%, as well as our state and local rate, net of our federal benefit of 7%, when compared to our actual effective tax rate of 0%, is principally attributed to a partial reversal of the valuation allowance related to our deferred tax assets. We have a full valuation allowance on our net deferred tax assets. If we continue to generate pre tax income in future periods, a partial or full reversal of the valuation allowance against the deferred tax assets may be required, and such reversal may be material in the period in which the reversal is recorded. The decision to reverse the valuation allowance will, among other things, consider our profitability in recent periods, as well as our future profitability and available tax planning strategies.

Discontinued operations

        During 2004, approximately $0.1 million was reversed from a previously established reserve, due to a change in estimate, and is included in the consolidated statements of operations as a gain on discontinued operations.

Net Income(Loss)

        We recorded net income of approximately $2.7 million, or $0.04 per share, for the year ended December 31, 2004, and a net loss of approximately $27.1 million, or $0.49 per share, for the year ended December 31, 2003, and recorded a net loss of approximately $33.9 million, or $0.62 per share, for the year ended December 31,2002. We achieved net income for the year ended December 31, 2004, compared to a net loss in 2003, primarily due to the following:

  •
  In 2004:

  •
  higher revenues of approximately $11.7 million; and

  •
  lower operating expenses, excluding the 2003 events listed below, of approximately $5.6 million.

  •
  In 2003:

  •
  lease restructuring charges and related impairment of fixed assets associated with our New York office leased space of approximately $9.1 million; and

  •
  the restructuring of our Promotions.com business resulting in an impairment of goodwill, intangible assets and fixed assets of approximately $4.0 million.

        The decrease in net loss for the year ended December 31, 2003, compared to the same period in 2002 was primarily due to the following:

  •
  In 2002:

  •
  the adoption of SFAS 142 which resulted in a change in accounting principle charge of approximately $9.2 million; and

  •
  our negotiated termination of an advertising agreement with NBC that required us to purchase television advertising of approximately $1.3 million, and pay a termination fee of approximately $4.1 million in the first quarter of 2002.

  •
  In 2003:

  •
  lower online media and Hearst print expense of approximately $2.9 million; and

  •
  lower depreciation and amortization of approximately $3.3 million.

        The decrease in net loss for 2003 was offset by the following:

    •
    lower revenues of approximately $4.2 million;

    •
    lease restructuring charges and related impairment of fixed assets due to the abandonment renegotiation of leased real estate of approximately $9.1 million; and

    •
    the restructuring of the Promotions.com business resulting in a larger impairment of goodwill, intangible assets and fixed assets of approximately $3.0 million.

Recent Events

        On January 7, 2005, iVillage acquired all of the outstanding equity of Healthology, Inc., a privately held company and a leading producer and distributor of physician-generated video- and article-based health and medical information on the Internet. The aggregate purchase price, inclusive of transaction related expenses, was approximately $17.5 million consisting of approximately $15.7 million in cash and 205,908 shares of iVillage's common stock.

Liquidity and Capital Resources

        As of December 31, 2004, we had approximately $83.0 million in cash and cash equivalents. Cash equivalents include money market accounts. We maintain our cash and cash equivalents in highly rated financial institutions and at times these balances exceed insurable amounts.

        Net cash provided by operating activities improved by approximately $9.9 million to $4.4 million for the year ended December 31, 2004, from net cash used of approximately $5.5 million for the year ended 2003. The overall increase in net cash provided by operating activities for the year ended December 31, 2004 compared to the comparable period in 2003 was primarily from:

  •
  an improvement in the results of operations, as adjusted by non-cash items, of approximately $18.0 million; and

  •
  the utilization of a prepaid amount of approximately $0.2 million in 2004, as compared to a cash outlay of approximately $3.7 million in 2003, which is associated with the restricted cash surrendered to the landlord in consideration of our lease renegotiation, offset by:

  •
  an increase in restricted cash and other assets of approximately $0.1 million in 2004 compared to a utilization of approximately $10.6 million in 2003, which was primarily due to the surrender of cash to the landlord in consideration of our New York office space lease renegotiation; and

  •
  a lower amount of deferred revenue recognized in 2004 of approximately $1.1 million, primarily from the completion of our October 2003 Unilever agreement.

        Net cash used in investing activities increased to approximately $4.3 million for the year ended December 31, 2004, from approximately $0.9 million for the year ended 2003. The overall increase in net cash used in investing activities for 2004 compared to 2003 was primarily due to an increase in the purchase of fixed assets of approximately $2.3 million, consisting mostly of hospital video equipment and capitalized Web site development costs, and the acquisition of The Virtual Mirror, Inc. in November 2004 of approximately $0.9 million.

        Net cash provided by financing activities totaled approximately $67.2 million for the year ended December 31, 2004, compared to approximately $0.9 million for the year ended December 31, 2003. The overall increase in cash provided by financing activities for 2004 compared to 2003 was primarily attributable to proceeds from the securities offering completed in July 2004 of approximately $69.4 million, net of offering costs of approximately $4.7 million, and an increase in proceeds from the exercise of stock options and warrants of approximately $1.5 million.

        Except for 2004, we have historically incurred net losses and negative cash flows on an annual basis. However, management believes that iVillage's current funds will be sufficient to enable iVillage to meet its planned expenditures through the next twelve months.

        Factors that could affect our business, financial condition and results of operations include the loss of any of our major customers or a significant downturn in the advertising market or economy, in general. Additional factors that could have an adverse affect are described below under "Risks" as well as elsewhere in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        IVPN currently broadcasts television programming to hospitals via a 24-hour, 7 days a week satellite broadcast. Upon the expiration of the contract or in the event of an unforeseen earlier interruption of service, we would need to either negotiate a new contract, find another satellite provider and/or invest in alternative technology to distribute the service. IVPN is in the process of converting many of its hospitals from the satellite broadcast to a new system that eliminates the need for a constant satellite feed. This new technology will only require a limited amount of satellite time each month resulting in reduced operating costs in 2005. IVPN estimates that it will cost approximately $3.0 million to $4.0 million to convert to the new technology, of which approximately $1.5 million has been incurred. In 2003, IVPN initiated the collection of an annual fee from hospitals to receive programming broadcast by IVPN. These fees result from agreements between IVPN and the hospitals that generally have a length of three to five years. As of December 31, 2004, approximately 58% of participating hospitals have agreed to pay this fee, however, we can make no assurance that all of the hospitals will agree to pay a fee. The total value of signed contracts at December 31, 2004 is in excess of $7.7 million, which will be recognized as revenue over the next several years.

        Our February 2000 advertising agreement with Unilever, as amended, provided for a Unilever advertising purchase commitment of $14.5 million. This agreement expired in June 2003. In October 2003, we entered into a new agreement with Unilever that terminated the February 2000 advertising agreement and provide for Unilever's purchase of an additional $0.1 million in advertising and receipt of the remaining advertising not received under the previous agreement of approximately $0.9 million. The new agreement expired in December 2004 and no amount remains to be earned.

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

        In July 2004, we entered into a three-year Web site services agreement with Hearst that supersedes and replaces the amended and restated magazine content license and hosting agreement we assumed as part of our acquisition of Women.com. Pursuant to the Web site services agreement:

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

        Revenues from this agreement are recognized on a straight line basis over the life of the contract. Consequently, our work efforts, which include a significant amount of production services performed during the first year of this agreement, do not coincide with the timing of our revenue recognition on this agreement.

        As of December 31, 2004, we have received $2.0 million and earned approximately $2.1 million in connection with this agreement.

        In December 2003, we signed a Web site services agreement in which Hearst will pay approximately $1.8 million for production, maintenance and hosting services for three teen Web sites: Seventeen.com, CosmoGirl.com and Teen.com. The agreement terminates in December 2005. As of December 31, 2004, we have received approximately $0.8 million and earned approximately $0.9 million in connection with this agreement.

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

        In November 2004, we acquired all of the outstanding stock of The Virtual Mirror, Inc., whose primary asset is GardenWeb.com, a leading community of gardeners, offering content, web forums, community exchanges, and reference tools focused on horticulture. The purchase price was approximately $0.9 million.

        We lease office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. In addition, in the ordinary course of business we enter into agreements with various service providers for ad serving, satellite transmissions and license/content arrangements. The following is a schedule of future minimum non-cancelable contractual obligations and the affect such obligations are expected to have on our liquidity and cash flows in future periods as of December 31, 2004 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Non-cancelable operating leases	$14,133	$2,025	$3,265	$2,963	$5,880
Purchase obligations	6,372	1,930	2,688	731	1,023

Total contractual obligations	$20,505	$3,955	$5,953	$3,694	$6,903

        Capital expenditures were approximately $3.6 million for the year ended December 31, 2004 and were primarily for hospital video equipment, computer hardware and software purchases as well as the capitalization of certain Web site development costs. Our capital requirements depend on numerous factors, including:

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

        The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded as of December 31, 2004. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

Recent Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No., or FIN, 46R, "Consolidation of Variable Entities", or FIN 46R. FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity by a company that bears the majority of risk of loss from the variable entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. The provisions of this interpretation are effective for iVillage beginning in the first quarter of fiscal 2004. iVillage's adoption of this interpretation did not have a material impact on its financial position, cash flows or results of operations.

        In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123(R), "Share- Based Payments", or SFAS 123(R), which revises SFAS No. 123, "Accounting for Stock-Based Compensation", or SFAS 123, supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95 "Statement of Cash Flows". The statement requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The statement addresses the accounting for share-based payment transactions in which iVillage receives employee services in exchange for either equity instruments of iVillage or liabilities that are based on the fair value of iVillage's equity instruments or that may be settled by the issuance of such equity instruments. The effective date of the statement is for periods beginning after June 15, 2005. SFAS 123R permits public companies to adopt its requirements using one of three methods: the "modified prospective" method, the "modified prospective" method to January 1, 2005, or the "modified retrospective" method to all prior years for which SFAS 123 was effective. iVillage has not yet determined which adoption method it will utilize. In addition, iVillage's stock employee purchase plan will need to be modified to comply with SFAS 123(R). The statement could have a significant impact on the consolidated statement of operations as iVillage will be required to expense the fair value of stock option grants.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29", or SFAS 153. SFAS 153 eliminates an exception for nonmonetary exchanges of similar productive assets under APB Opinion No. 29, and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We believe that the future adoption of SFAS 153 will not have a material impact on our financial statements.

Legal Proceedings

        iVillage and Women.com are defendants in class action lawsuits in federal court relating to each company's initial public offering. In June 2003, parties agreed in principle to settle the matter, along with similar lawsuits against more than 300 other issuers. On February 15, 2005, the court issued an opinion and order granting preliminary approval to the settlement and ordering the plaintiffs and issuer defendants to submit to the court a revised settlement stipulation consistent with the court's order. The court has scheduled a conference for March 18, 2005 to discuss the status of the stipulation, to make final determinations as to the form and substance of plaintiff's' required notice to its class-members and to schedule a fairness hearing to allow for any plaintiff to object to the settlement. There has been no further ruling on this matter. We believe, based upon the advice of outside legal counsel, that the aforementioned lawsuit and claims asserted against us and our subsidiary pursuant to these complaints are without merit and we intend to vigorously defend against these claims. If the proposed settlement in the initial public offering "laddering" cases is ultimately not approved by the courts, defending against these claims could require the expenditure of significant financial and managerial resources, which could harm our business.

        We are not currently subject to any other material legal proceedings. We may from time to time, however, become a party to various legal proceedings arising in the ordinary course of business.

Risk Factors

        We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. If any of the following risks actually occur, our business, operating results and financial condition could be harmed. These risks should be read in conjunction with the other information set forth in this report.

Risks of our Business

We have a limited history of profitability, and we may have further continuing losses from operations.

        We achieved net income on an annual basis for the first time for the year ended December 31, 2004. We have incurred significant net losses on an annual basis in each year of our operations, have a history of negative cash flows and may incur net losses for the foreseeable future. We achieved net income of approximately $2.7 million for the year ended December 31, 2004. We incurred net losses of approximately $27.1 million for the year ended December 31, 2003, and $33.9 million for the year ended December 31, 2002. As of December 31, 2004, we had an accumulated deficit of approximately $491.1 million.

        Although we achieved net income for the year ended December 31, 2004, we cannot assure you that we will be able to sustain or increase net income on a quarterly or annual basis. If our revenues grow slower than we anticipate, or if our operating expenses exceed expectations or cannot be adjusted accordingly, we could continue to suffer losses.

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

        We do not believe that period-to-period comparisons of our operating results are necessarily meaningful nor should they be relied upon as reliable indicators of future performance. This makes it difficult to forecast with certainty quarterly and annual revenues and results of operations. In addition, our operating results are likely to fluctuate significantly from fiscal quarter to quarter and year to year as a result of several factors, many of which are outside our control, and any of which could materially harm our business. Some of these factors include:

•	fluctuations in the demand for advertising or electronic commerce	•	fluctuations in marketing expenses and technology infrastructure costs
•	the unpredictability of our success in new revenue and cost reduction initiatives	•	changes in the level of traffic on our network of Web sites
•
	the timing of the creative services and/or distribution services performed on custom publications or magazines based upon customers' advertising and marketing initiatives volatility in the media market	•	bankruptcies or other payment defaults of companies that are a source of revenues

        Our revenues for the foreseeable future will remain primarily dependent on user traffic levels and advertising activity on our Web sites and, as a result, are difficult to forecast. In addition, the time between the date of initial contact with a potential advertiser or sponsor and the execution of a contract with the advertiser or sponsor may be lengthy, especially for larger, higher rate contracts, and is subject to delays over which we have little or no control, including:

•	advertisers' and sponsors' budgetary constraints	•	advertisers' and sponsors' internal reviews

•	the possibility of cancellation or delays of projects by advertisers or sponsors	•	the success and continued internal support of advertisers' and sponsors' own development efforts

        We may be unable to adjust spending quickly enough to offset any unexpected reduction in revenues in a particular fiscal quarter or year, which may materially and adversely affect our results of operations.

Our operating results may fluctuate depending on the season, and such fluctuations may affect our stock price.

        We have experienced and expect to continue to experience fluctuations in our operating results because of seasonal fluctuations in traditional online advertising purchasing patterns. The number of our sponsorships and advertisements tend to be significantly lower in the first and third calendar quarters of each year, due primarily to decreased spending because of advertising budgets and retail promotions for the holiday season. However, there can be no assurance that our sales in the remaining quarters will exceed those of the first and third calendar quarters. Further, securities analysts and investors may inaccurately estimate the effects of seasonality on our results of operations in one or more future quarters and, consequently, our operating results may fall below expectations, causing our stock price to decline.

We have a small number of major customers and the loss of any number of these customers or a material reduction in business we receive from any of these customers could adversely affect our business, financial condition and results of operations.

        We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. As a result, the loss of even a small number of our largest customers or a material reduction in the business we receive from any of these customers at any one time could significantly reduce our revenue, which in turn could adversely affect our business, financial condition and results of operations, unless we are able to enter into contracts to replace lost revenues.

        Our five largest customers accounted for approximately 27% of total revenues for each of the years ended December 31, 2004 and 2003 and approximately 38% of total revenues for the year ended December 31, 2002. In 2004, one advertiser, Hearst, a related party, accounted for approximately 10% of our total revenues. No other single customer accounted for more than 10% of our total revenues in 2004. In 2003, Hearst accounted for approximately 11% of our total revenues. No other single customer accounted for more than 10% of our total revenues in 2003. In 2002, Procter and Gamble and Hearst each accounted for approximately 11% of our total revenues, and Unilever accounted for approximately 10% of our total revenues. No other single customer accounted for more than 10% of our total revenues in 2003. At December 31, 2004, no single customer accounted for more than 10% of our total net accounts receivable, and at December 31, 2003, Hearst accounted for approximately 20% of our net accounts receivable.

        During 2004 Wal-Mart, Inc. and its affiliates, or Wal-Mart, indicated to us that they would no longer be utilizing our subsidiary, IVPN, to create and distribute custom publications which were used for baby promotions in Wal-Mart's United States stores. These publications accounted for approximately $4.8 million, or 7% of our total revenues in 2004, approximately $3.9 million, or 7% of our total revenues in 2003 and approximately $1.1 million, or 2% of our total revenues in 2002. A failure to enter into contracts to replace these revenues could adversely affect our business, financial condition and results of operations.

        Because our largest customers have varied over time in the past, we anticipate that they will continue to do so in the future. The significance of revenues from any one of our customers can vary on a quarter to quarter basis as a result of the number and timing of such customers' advertising and marketing initiatives and the mix of products and services such customers purchase from us.

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

        Our principal investors, such as Hearst and Rho Capital Partners, Inc. may have conflicts of interest by virtue of their own businesses, as in the case of Hearst, or investments in other companies that may compete with us. These investments may result in a conflict of interest for our principal investors or result in the diversion of attractive business opportunities from our principal investors to other companies. We are unable to determine all of the competing investments held by these principal investors. In addition, we do not have the ability to constrain the investment activity of any of our principal investors and therefore cannot predict the extent of any future investments in businesses that are competitive with us.

Our business is highly dependent upon user traffic.

        Our business is inherently dependent upon high user traffic levels. The rates we charge to advertisers and sponsors and the number of products and services we sell are directly related to the number of users visiting iVillage's Web sites. User traffic from certain Web sites that are non-proprietary to iVillage are generally included in the reported information regarding our network of Web sites. These properties include the Hearst magazine Web sites and other parties who have agreed by contract to have traffic from their Web sites incorporated within our network. The number of users visiting our Web sites may decline. In addition, Hearst or other third parties may discontinue allowing us to include their Web sites as part of our network for traffic reporting purposes. Any decline in user traffic levels may cause our revenues to decrease and could have a material adverse affect on our business, financial condition and results of operations.

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

        Increased competition could result in advertising and sponsorship price reductions, reduced margins or loss of market share, any of which could adversely affect our business, financial condition and results of operations. There are a large number of Web sites competing for the attention and spending of members, users and advertisers. Our Web sites compete for members, users and advertisers with the following types of companies:

•	Web search and retrieval and other online service companies, commonly referred to as portals, such as Time Warner's AOL service, Microsoft Corporation's MSN service and Yahoo! Inc.	•	publishers and distributors of traditional media, such as television, radio and print
•	cable networks targeting women, such as Oxygen Media, Inc., Women's Entertainment Network and Lifetime Television	•	e-commerce companies such as Amazon.com, Inc.
•	online services or Web sites targeted at women, such as lifetimetv.com

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

        Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly Douglas W. McCormick, our Chairman of the Board and Chief Executive Officer. Mr. McCormick's current employment agreement expires in May 2005. Although we are currently in discussions with Mr. McCormick related to the renewal of his employment agreement, we cannot assure you that we will be able to retain his services. The loss of the services of Mr. McCormick would likely harm our business. We currently do not maintain "key person" life insurance for any of our senior management.

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

        We depend on various third parties for software, systems and related services, including SAAVIS, Verio, Globix, Google, DoubleClick, Tacoda and Prospero. In addition, we sometimes rely on our customer's software reporting tools to supply us, subject to our monitoring controls, with the information to record our revenue. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our product and service offerings to our advertisers, sponsors and users could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational difficulties. Although we are confident that alternative service providers are available, we cannot assure that we will be able to obtain such services on as favorable terms as we currently receive or in a timely manner.

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

        From time to time, we have been, and expect to continue to be, subject to legal proceedings that individually, or in the aggregate, could adversely affect our business. Notably, several plaintiffs have filed class action lawsuits in federal court against us, several of our former executives, and our underwriters in connection with our March 1999 initial public offering. A similar class action lawsuit was filed against Women.com, several of our former executives and Women.com's underwriters in connection with Women.com's October 1999 initial public offering. In June 2003, the parties agreed in principle to settle the matter, along with similar lawsuits against other issuers. The plaintiffs filed a motion for preliminary approval of the settlement with the court in June 2004, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs' motion. Certain of the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately submitted replies to these objections on August 4, 2004. On February 15, 2005, the court issued an opinion and order granting preliminary approval to the settlement and ordering the plaintiffs and issuer defendants to submit to the court a revised settlement stipulation consistent with the court's order. The court has scheduled a conference for March 18, 2005 to discuss the status of the stipulation, to make final determinations as to the form and substance of plaintiff's' required notice to its class-members and to schedule a fairness hearing to allow for any plaintiff to object to the settlement. There has been no further ruling on this matter. If the proposed settlement is ultimately not approved by the courts, even if these claims are not meritorious, defending against them could require the expenditure of significant financial and managerial resources, which could harm our business.

Our operation of IVPN poses a number of risks that could materially adversely affect our business strategy.

        There are a number of risks in operating IVPN related to Lamaze Publishing, Baby Steps magazine and The Channels, which are all primarily non-Internet businesses, including:

•	the competitiveness of the media, television and publishing industries	•	our ability to continue to commercialize and protect the Lamaze mark
•	our ability to sell advertising and sponsorships on IVPN's magazines, videos, the Channels and our Web sites	•	demand for our custom publications and controlled circulation magazines

•	our ability to identify and predict trends in a timely manner that may impact consumer tastes in baby- and health-related information on the Channels

        Our failure to perform the functions required for the operation of IVPN in an efficient and timely manner could result in a disruption of IVPN's operations that could result in a loss of revenues and have a material adverse effect on our business strategy.

Our business could be adversely affected if transmission of the Channels were interrupted.

        There is a risk that the satellite or the in-hospital delivery system which transmits the Channels may malfunction, which would result in an interruption of broadcasts. Extreme adverse weather conditions or third parties could damage or disable receivers and transmitters on the ground hindering transmission of the Channels' signal. IVIP is currently in negotiations with Ascent and has entered into an interim letter agreement with Ascent, dated as of March 1, 2005, regarding the continued provision of distribution, maintenance and installation services until a definitive services agreement mutually acceptable to the parties can be executed. The interim letter agreement is presently scheduled to expire on March 31, 2005. If we are not able to enter into a definitive agreement or in the event of an unforeseen earlier interruption of service, we would need to negotiate a new contract, find another satellite provider and/or invest in alternative technology to distribute the service. If any of these events occur, there may be a period of time before transmission of all or some of the Channels could resume. Any interruption in our ability to transmit the Channels could jeopardize our viewer base and negatively impact our revenues related to the Channels.

Our ability to offer continuing medical education programs through Healthology could be adversely affected by changes in governmental regulation and industry guidelines.

        We offer online continuing medical education, or CME, to physicians and other healthcare professionals through Healthology. Healthology typically collaborates with a medical society or other healthcare professional association to create a CME, which upon proper review and approval receives the accreditation of such organization. In some instances, Healthology or the accrediting entity receives an educational grant from a pharmaceutical or medical device company to fund the creation and production of the CME.

        In an effort to ensure that CME programs remain independent from the interests of healthcare goods and service providers who fund the development of CME, many entities have revised their standards of accreditation. In addition these sponsorships may be subject to regulation by state and federal agencies. In the event that the sponsorship of CME by pharmaceutical or medical device companies should become subject to additional regulatory scrutiny, any resulting changes to existing regulations or accreditation standards, or changes in internal compliance procedures of sponsors, may result in revision to Healthology's CME offering, a slow approval process for the accreditation, and a reduction in the number of CME sponsorships.

If we are unable to establish or maintain relationships with Healthology's distribution network, our business could be adversely affected.

        Healthology's business depends, in part, on establishing and maintaining syndication distribution partners who are willing to pay content license fees and/or provide revenue to Healthology for advertising proximate to such content. Several of these partners are high-traffic web sites for which there is intense competition for relationships with these entities and placement on their sites. We may be unable to enter into or successfully renew relationships with these entities or sites on commercially reasonable terms or at all. Many companies that Healthology may approach for a strategic relationship or who already have strategic relationships with Healthology may also receive health and medical information from other sources. As a result, these companies may be reluctant to enter into or maintain strategic relationships with Healthology. Healthology's revenues could be negatively impacted if we do not establish additional, and maintain their existing, strategic relationships on commercially reasonable terms.

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

Changes in financial accounting standards or practices, including those that require us to recognize employee stock options as a compensation expense, could substantially and adversely affect our financial results.

        The accounting rules applicable to our business have undergone significant changes in recent years, and future changes in accounting regulations and related interpretations and policies, particularly those related to the expensing of employee stock options, could cause us to account for our business in ways that may adversely affect our financial results and investor perception of those results. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, currently we apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and related interpretations in accounting for our employee stock—based compensation. Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. On December 16, 2004, FASB issued SFAS 123(R) which requires us, for the period beginning after June 15, 2005, to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options and restricted stock, granted to employees. This is expected to have a material impact on our consolidated results of operations, as the stock-based compensation expense would be charged directly against our reported earnings.

        We expect that our implementation of SFAS 123(R) will result in a reduction of our net income or an increase in our losses as a result of these non-cash expenses. In such an event, investor perception of our results of operations may be adversely affected and our stock price may fall.

Risks Related to Our Industry

The operating performance of computer systems and Web servers is critical to our business and reputation.

        Any system failure, including network, software or hardware failure, due to a computer virus or otherwise, that causes an interruption in our Internet offerings could result in reduced traffic on our Web sites and reduced revenues for our business. Substantially all of our communications hardware and some of our other computer hardware operations are located at SAAVIS' facilities in New Jersey, Verio's facilities in California and Globix's facilities in New York. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. We do not presently have any secondary "off-site" systems or a formal comprehensive disaster recovery plan.

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

        Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. In addition, we cannot assure you that SAAVIS (which purchased the assets of Cable and Wireless Plc and Exodus Communications, Inc. both of which had filed for bankruptcy protection), Verio and Globix will be able to provide sufficient services for us or that we would be able to engage satisfactory alternative service providers.

If the Internet fails to gain further acceptance as a medium for advertising, we would have slower revenue growth than expected and could incur losses.

        We compete with traditional advertising media, including television, radio and print, along with other high-traffic Web sites, for sponsorships and advertising expenditures. Although there are currently several standards to measure the effectiveness of Internet advertising, the industry has had difficulty convincing potential advertisers that Internet advertising is, at minimum, comparable to traditional forms of advertising. Advertisers and advertising agencies that have historically relied on these traditional forms may be reluctant or slow to adopt online advertising. In addition, advertisers and advertising agencies that use the Internet as an advertising medium may find online advertising to be less effective for promoting their products and services than traditional advertising media. Advertisers and advertising agencies that have invested substantial resources in traditional methods of advertising may also be reluctant to reallocate their resources to online advertising. Moreover, software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising. If the market for online advertising develops more slowly than we expect, or if we are unable to adapt to new forms of Internet advertising, we would have slower than expected revenue growth and could incur losses, and our business, results of operations and financial condition could be materially adversely affected.

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

        Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise seriously harm our business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. There is a trend toward more burdensome regulations and stiffer penalties, all of which could negatively impact our business. There is also a trend toward giving consumers greater information and greater control over how their personal data is used, and requiring notification where unauthorized access to such data occurs.

        In particular, several jurisdictions, including foreign countries, have recently proposed and/or adopted privacy-related laws that restrict or prohibit unsolicited e-mail solicitations, commonly known as "spamming," and that impose significant monetary and other penalties for violations. These laws may increase concern on the part of advertisers regarding advertising in our e-mail newsletters, and advertisers may seek to impose indemnity obligations on us in an attempt to mitigate any liability under these laws. Moreover, Internet service providers may increasingly block legitimate marketing e-mails in an effort to comply with these laws.

        One such law, the CAN-SPAM Act of 2003, or CAN-SPAM, became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with the sending of commercial e-mail. The language of CAN-SPAM contains ambiguities, and CAN-SPAM has yet to be interpreted by the courts. Depending on how it is interpreted, CAN-SPAM may impose burdens on our e-mail marketing practices, on joint marketing initiatives that we undertake with our business partners, and on features of our services. CAN-SPAM also requires the Federal Trade Commission, or FTC, to report to Congress regarding the advisability of a federal "Do-Not-E-Mail Registry." If the registry is created, it could have a detrimental effect on our ability to continue our e-mail marketing practices as well as advertisers' willingness to participate in e-mail marketing.

        Also regarding CAN-SPAM, the FTC has issued its final rule, to take effect on March 28, 2005, establishing criteria for determining whether the primary purpose of an e-mail message is commercial for purposes of compliance with CAN-SPAM. In adopting the final rule, the FTC rejected many pro-business interpretations of the "primary purpose" standard that had been proposed by marketing companies, and the final rule will impose further burdens on our business.

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

        Data security laws are becoming more stringent in the United States and abroad. Third parties are engaging in increased cyber-attacks against companies doing business on the Internet, and individuals are increasingly subjected to identity and credit card theft on the Internet. Although we seek to use what we consider to be industry standard security measures, there is a risk that we may fail to prevent such activities and that users or others may assert claims against us. In addition, the FTC and state consumer protection authorities have brought a number of enforcement actions against U.S. companies for alleged deficiencies in those companies' data security practices, and they may continue to bring such actions. Enforcement actions, which may or may not be based upon actual cyber attacks or other breaches in such companies' data security, present an ongoing risk of liability to us, could result in a loss of users and could damage our reputation.

We may face potential liability, loss of users and damage to our reputation for violation of privacy practices.

        Our privacy policies generally prohibit the sale or disclosure to any third party of any member's personal identifying information for marketing purposes, absent prior consent. Growing public concern about privacy and the collection, distribution and use of information about individuals may subject us to increased regulatory scrutiny and/or litigation. In the past, the FTC has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we are accused of violating the stated terms of any of our privacy policies, we may face a loss of users and damage to our reputation and be forced to expend significant amounts of financial and managerial resources to defend against these accusations and we may face potential liability.

        In addition, part of our business involves marketing to consumers who have expressed an interest in receiving health-related information from us. This aspect of our business has grown with our recent acquisition of Healthology, Inc., a company that provides health-related content and marketing offers to consumers. Many jurisdictions, including the United States, have adopted complex and burdensome regulations in connection with marketing activities involving personally identifiable medical information; to the extent that such regulations may apply to us, they create additional business and liability risks, and greater legal compliance costs, for us.

We may be liable if third parties misappropriate our users' personal information.

        Third parties may be able to hack into or otherwise compromise our network security or otherwise misappropriate our users' personal information or credit card information. If our network security is compromised, we could be subject to liability arising from claims related to, among other things, unauthorized purchases with credit card information, impersonation or other similar fraud claims or other misuse of personal information, such as for unauthorized marketing purposes. In such circumstances, we also could be liable for failing to provide timely notice of a data-security breach affecting certain types of personal information. Consumer protection privacy regulations could impair our ability to obtain information about our users, which could result in decreased advertising revenues.

        In general, we ask our members and users to "opt-in" to receive special offers and other direct marketing opportunities from us, our advertisers and partners. Our network also requests and obtains personal data from users who register to become members of the network. Registration as a member is required in order for users to have full access to the services offered by our network. Personal data gathered from members is used to personalize or tailor content to them and is provided, on an aggregate basis, to advertisers to assist them in targeting their advertising campaigns to particular demographic groups. Current or prospective advertisers evaluate our ability to provide user data to support targeted advertising. Privacy concerns may ultimately cause users to resist providing personal data. If we become unable to collect personal data from a sufficient number of our users, we may lose significant advertising revenues.

        Changes in public acceptance of e-mail marketing, and the perception of security and privacy concerns, may indirectly inhibit market acceptance of our use of personal data. Our failure to implement industry-standard Platform for Privacy Preferences protocols could discourage users from using our Web sites, products and services and from providing their personal data to us. In addition, pending and recently enacted legislative or regulatory requirements that businesses notify consumers that their data may be used by or disclosed to marketing entities to direct product promotion and advertising to the consumer may heighten these concerns. Moreover, there appears to be a trend in newer privacy laws to treat a company's affiliates as third parties for purposes of consumer disclosure or notification requirements, which further restricts our business and creates potential liability.

        Our network also uses "cookies" to track user behavior and preferences. A cookie is information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive or browser, possibly without the user's knowledge, but is generally removable by the user. Information gathered from cookies is used by us to tailor content to users of our network and may also be provided to advertisers on an aggregate basis. In addition, advertisers may themselves use cookies to track user behavior and preferences. A number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws directly or indirectly limiting or abolishing the use of cookies. Other tracking technologies, such as so-called "pixel tags" or "clear GIFs," are also coming under increase scrutiny by legislators, regulators and consumers, imposing liability risks on our business. In addition, legal restrictions on cookies, pixel tags and other tracking technologies may make it more difficult for us to tailor content to our users, making our network less attractive to users. Similarly, the unavailability of cookies, pixel tags and other tracking technologies may restrict the use of targeted advertising, making our network less attractive to advertisers and causing us to lose significant advertising revenues.

We may face potential products liability claims based upon our iVillageSolutions products.

        Although we phased out our vitamin and neutraceutical product offerings in 2004, as with other retailers, distributors and manufacturers of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that such products result in injury or death. We may still be subjected to various product liability claims, including, among others, that our products contained contaminants or included inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. Our insurance may not be adequate to cover any liabilities and may not continue to be available at a reasonable cost.

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

Risks Related to Our Common Stock

As of March 15, 2005, Hearst owned approximately 25% of our outstanding common stock and had three representatives on our board of directors. As a result, Hearst is able to significantly influence our corporate direction and policies.

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

        As of March 15, 2005, Hearst owned approximately 25% of our outstanding common stock. Pursuant to an amended and restated stockholder agreement we entered into with Hearst on June 20, 2001, we appointed three Hearst representatives to our board of directors, with one Hearst designee appointed to each class of director. The amended and restated stockholder agreement provides that the number of Hearst representatives is subject to reduction if Hearst's ownership of our common stock falls below certain threshold levels. There is also a Hearst representative on our nominating and compensation committees.

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

        Public market analysts and investors have not been able to develop consistent financial models for the Internet market because of the unpredictable rate of growth of Internet use, the rapidly changing models of doing business on the Internet and the Internet's relatively low barriers to entry. Our sales cycle is also unpredictable and sales to advertisers or sponsors forecasted in a particular period may be delayed or may not otherwise occur based upon the timing of our customers' own marketing initiatives. As a result, and because of the other risks and uncertainties noted in this report, our actual results might not meet the expectations of public market analysts and investors in future periods. If this occurs, the price of our common stock will likely decrease.

Our future capital-raising activities could involve the issuance of equity securities, which would dilute the ownership of our existing stockholders and could result in a decline in the trading price of our common stock.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        At December 31, 2004 and 2003, our financial instruments included cash and cash equivalents. Cash equivalents include interest bearing accounts. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our interest bearing accounts. We do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. While we maintain our cash and cash equivalents in highly rated financial institutions, at times these balances exceed insurable amounts.

Item 8.    Financial Statements and Supplementary Data.

        The financial statements required by Item 8 are included in this Form 10-K beginning on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not Applicable.

Item 9A.    Controls and Procedures.

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

Changes in Internal Controls

        Other than the October 2004 integration of the remaining key controls of our IVPN subsidary into our New York headquarters, there were no changes in our internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management's Report on Internal Control Over Financial Reporting required by Item 9A is included in this Form 10-K on page F-2.

Item 9B.    Other Information.

        None.

PART III

Item 10.        Directors and Executive Officers of the Registrant.

        You will find information regarding our Directors, Code of Ethics, Audit Committee Financial Expert and Section 16(a) of the Exchange Act in the sections entitled "Director Information", "Director Compensation", "Meetings, Committees and Independence", "Security Ownership of Certain Beneficial Owners and Management", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders. We are incorporating the information contained in those sections here by reference.

        Our Code of Business Conduct and Ethics, or Code of Ethics, was originally adopted by our board of directors on January 13, 2000, to apply to all of our employees and directors, including specific provisions related to senior officers and directors. On March 23, 2004, our board of directors revised the Code of Ethics and supplemented it with our Code of Ethics for Senior Executive Officers, or Senior Executive Code, which applies to our Chief

        Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller. Our Code of Ethics and Senior Executive Code are reviewed, at minimum, on an annual basis by our board of directors, or a committee thereof.

        Following a recent review, the Code of Ethics was amended as of February 18, 2005. The Code of Ethics and Senior Executive Code have been included as exhibits to this report and are also available on the "investor info" and "Corporate and Investor Information" sections of our Web site located at www.ivillage.com.

        Information regarding our Executive Officers is contained in this report in Part I, Item 1 under "Business—Executive Officers."

Item 11.    Executive Compensation.

        You will find this information in the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders. We are incorporating the information contained in those sections here by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        You will find this information in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders. We are incorporating the information contained in that section here by reference.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2004, with respect to shares of our common stock that may be issued under our existing equity compensation plans which consist of the following:

  •
  1995 Amended and Restated Employee Stock Option Plan, or 1995 ESOP;

  •
  1997 Amended and Restated Acquisition Stock Option Plan, or 1997 ASOP;

  •
  Amended and Restated 1999 Employee Stock Option Plan, or 1999 ESOP;

  •
  1999 Acquisition Stock Option Plan, or 1999 ASOP;

  •
  1999 Director Option Plan;

  •
  Amended and Restated 1999 Non-Qualified Stock Option Plan, or 1999 NQSOP;

  •
  1999 Employee Stock Purchase Plan, or 1999 ESPP; and

  •
  Amended 2001 Non-Qualified Stock Option Plan, or 2001 NQSOP.

        A number of our equity compensation plans were approved by our stockholders, but were subsequently amended without stockholder approval. Our 1995 ESOP, 1999 ESOP and 2001 NQSP were amended to increase the number of securities underlying the 1995 ESOP by 289,049 shares, the 1999 ESOP by 1,812,545 shares, and the 2001 NQSP by 500,000 shares. In addition, we re-priced certain outstanding options under each of the 1995 ESOP and 1997 ASOP in September 1997 without stockholder approval. Consequently, we have characterized all shares underlying the 1995 ESOP, 1997 ASOP and 1999 ESOP as "not approved by security holders" in the table below even though each of these plans initially were approved by our stockholders.

        The table does not include information with respect to equity compensation plans of companies acquired by us that were terminated as part of, or subsequent to, such acquisitions.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	112,494	$4.15	248,563(2)
Equity compensation plans not approved by security holders(3)	8,986,038	$4.89	551,764(4)

Total(5)	9,098,532	$4.88	800,327(4)

(1)
Consists of the 1999 ASOP, 1999 Director Option Plan and 1999 ESPP.

(2)
Includes shares available for future issuance under the 1999 ESPP. As of December 31, 2004, none of the 83,333 shares reserved for issuance under this plan had been issued.

(3)
Consists of the 1995 ESOP, 1997 ASOP, 1999 ESOP, 1999 NQSOP and the 2001 NQSOP and a warrant to purchase 5,282 shares of our common stock held by Leasing Technologies International, Inc. that is exercisable through June 9, 2007, at an exercise price of $14.35, that we assumed in connection with our acquisition of Promotions.com, Inc.

(4)
Includes 220,432 shares of common stock available for future issuance under the 1999 ESOP that could be issued as restricted stock.

(5)
The table does not include information for an equity compensation plan assumed by us in connection with our acquisition of Family Point Inc. No additional options may be granted under this plan and no options are currently outstanding or exercisable.

1999 Employee Stock Purchase Plan

        We adopted the 1999 ESPP in December 1998, and reserved 83,333 shares of our common stock for issuance under the 1999 ESPP. To date, however, no shares have been issued under the 1999 ESPP. The 1999 ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, or the Code, is administered by our Board of Directors or by our compensation committee. Under the 1999 ESPP, we may withhold a specified percentage (not to exceed 15%) of each salary payment to participating employees over certain offering periods. Any employee who is employed for at least 20 hours per week for at least five consecutive months in a calendar year, with or by us or by one of our majority-owned subsidiaries, is eligible to participate in the 1999 ESPP. Unless our Board of Directors or our compensation committee determines otherwise, each offering period runs for 24 months and is divided into four consecutive purchase periods of approximately six months.

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

Item 13.    Certain Relationships and Related Transactions.

        You will find this information in the section captioned "Certain Relationships and Related Transactions" in the definitive Proxy Statement for the Company's 2005 Annual Meeting of Stockholders. We are incorporating the information contained in that section here by reference.

Item 14.    Principal Accounting Fees and Services.

        You will find this information in the section captioned "Principal Accounting Fees and Services" in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders. We are incorporating the information contained in that section here by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

  (a)
  Financial Statements

1.
The financial statements filed as part of this report are listed on the index to the financial statements on page F-1.

2.
The following Financial Statement Schedule:

Page Number in this Report
Schedule I—Valuation and Qualifying Accounts.	S-1

        All other schedules to the consolidated financial statements for which provision is made in the accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.
Exhibits:

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-A/A registration statement, File No. 000-25469, filed on April 4, 2004).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2004, File No. 000-25469, filed on August 8, 2004).
4.1	Form of Registrant's common stock certificate (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, File No. 000-25469 filed on June 30, 2004).
10.1
Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No. 333-68749, filed on February 24, 1999).
10.2*
1995 Amended and Restated Employee Stock Option Plan, as amended, of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, File No. 333-86999, filed on September 13, 1999).
10.3*
1997 Amended and Restated Acquisition Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, File No. 333- 68749, filed on December 11, 1998).
10.4*
Amended and Restated 1999 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, File No. 333- 31988, filed on March 8, 2000).
10.5*	1999 Director Option Plan of the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 333-85437, filed on August 17, 1999).
10.6*	1999 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, File No. 333-85437, filed on August 17, 1999).
10.7*
1999 Acquisition Stock Option Plan, as amended, of the Registrant (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 File No. 333-86999, filed on September 13, 1999).
10.8*
Amended and Restated 1999 Non-Qualified Stock Option Plan, as amended by Amendment Number 2 (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4, File No. 333-84532, filed on March 19, 2002).
10.9*
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
10.20*
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
10.23
Amended and Restated Magazine Content License and Hosting Agreement, dated January 29, 2001, between Hearst Communications, Inc. and Women.com Networks, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-4, File No. 333- 84532, filed on March 19, 2002).
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
10.26
Website Services Agreement, dated as of December 19, 2003, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-K Annual Report for the year ended December 31, 2003, File No. 000-25469, filed on March 30, 2004).
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
10.30*
Form of Severance Agreement between the Registrant and certain executive officers of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-K Annual Report for the year ended December 31, 2002, File No. 000-25469, filed on March 31, 2003).
10.31*
Separation Agreement, dated July 22, 2003, from the Registrant to Nancy Evans (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q Quarterly Report, File No. 000- 25469, filed on August 14, 2003)
10.32
Website Services Agreement, dated as of July 1, 2004, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2004, File No. 000-25469, filed on August 8, 2004).

10.33	Healthology Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, File No. 000-25469, filed on January 13, 2005).
10.34	Employment Agreement, dated January 7, 2005, between Steven Haimowitz and Healthology, Inc., a subsidiary of the Registrant.
11	Computation of earnings per share
14.1	Code of Business Conduct and Ethics, as amended February 18, 2005.
14.2
Code of Ethics for Senior Executive Officers (incorporated by reference to Exhibit 99.2 to the Registrant's Form 10-K Annual Report for the year ended December 31, 2003, File No. 000-25469, filed on March 30, 2004).
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certifications of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1
Certifications of the Principal Executive Officer and Principal Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

(b)
Exhibits:

        See Item 15(a)(3).

  (c)
  Additional Financial Statements:

        Not applicable

SIGNATURES

        Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iVILLAGE INC. (Registrant)
Date: March 16, 2005	By:	/s/ DOUGLAS W. MCCORMICK Douglas W. McCormick Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DOUGLAS W. MCCORMICK Douglas W. McCormick	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2005
/s/ STEVEN A. ELKES Steven A. Elkes	Chief Financial Officer and Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2005
/s/ RICHARD J. KOLBERG Richard J. Kolberg	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 16, 2005
/s/ KENNETH A. BRONFIN Kenneth A. Bronfin	Director	March 16, 2005
/s/ CATHLEEN P. BLACK Cathleen P. Black	Director	March 16, 2005
/s/ AJIT M. DALVI Ajit M. Dalvi	Director	March 16, 2005

/s/ JOHN T. HEALY John T. Healy	Director	March 16, 2005
/s/ EDWARD D. HOROWITZ Edward D. Horowitz	Director	March 16, 2005
/s/ HABIB KAIROUZ Habib Kairouz	Director	March 16, 2005
/s/ LENNERT J. LEADER Lennert J. Leader	Director	March 16, 2005
/s/ EDWARD T. REILLY Edward T. Reilly	Director	March 16, 2005
/s/ ALFRED SIKES Alfred Sikes	Director	March 16, 2005

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

Management's Report on Internal Control Over Financial Reporting

        iVillage management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. iVillage's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. iVillage's internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of iVillage's assets;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of iVillage's management and directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of iVillage's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of iVillage's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on this assessment, management determined that iVillage maintained effective internal control over financial reporting as of December 31, 2004.

        Management's assessment of the effectiveness of iVillage's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-3 and F-4.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of iVillage Inc.:

        We have completed an integrated audit of iVillage Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of iVillage Inc., and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 4 of the consolidated financial statements, iVillage Inc. adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting listed in the index appearing under Item 15(a)(1), that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 15, 2005

iVILLAGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$83,046	$15,823
Accounts receivable, less allowance for doubtful accounts of $1,010 and $1,134, respectively	9,159	5,900
Accounts receivable—related parties	549	1,617
Prepaid rent	318	318
Other current assets	3,740	3,520

Total current assets	96,812	27,178
Fixed assets, net	8,381	7,269
Goodwill, net	23,241	22,580
Intangible assets, net	8,832	11,989
Prepaid rent, net of current portion	3,203	3,354
Other assets	79	158

Total assets	$140,548	$72,528

Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$9,933	$10,237
Accounts payable and accrued expenses—related parties	209	204
Deferred revenue	2,080	3,323
Deferred rent	144	144
Other current liabilities	24	190

Total current liabilities	12,390	14,098
Deferred rent, net of current portion	1,339	1,483

Total liabilities	13,729	15,581
Commitments and contingencies (Note 13)	—	—
Stockholders' equity:
Preferred stock—par value $.01, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2004 and 2003, respectively	—	—
Common stock—par value $.01, 200,000,000 shares authorized; 72,695,263 and 57,233,470 shares issued at December 31, 2004 and 2003, respectively; 71,634,412 and 56,230,024 shares outstanding at December 31, 2004 and 2003, respectively	727	572
Additional paid-in capital	617,958	550,892
Treasury stock at cost (1,060,851 and 1,003,446 shares at December 31, 2004 and 2003, respectively)	(766)	(430)
Stockholders' notes receivable	—	(241)
Accumulated deficit	(491,100)	(493,846)

Total stockholders' equity	126,819	56,947

Total liabilities and stockholders' equity	$140,548	$72,528

The accompanying notes are an integral part of these consolidated financial statements.

iVILLAGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenues:
Revenues	$59,558	$48,198	$51,707
Revenues—related parties	7,345	7,023	7,716

Total revenues	66,903	55,221	59,423
Operating expenses:
Editorial, product development and technology	28,903	28,842	27,973
Sales and marketing	19,022	19,724	21,731
Sales and marketing—NBC/Hearst expenses	—	239	4,422
Termination of NBC advertising contract	—	—	4,084
General and administrative	11,227	13,314	13,474
Lease restructuring charge and related impairment of fixed assets	—	9,126	—
Depreciation and amortization	6,011	8,595	11,900
Impairment of goodwill, intangible assets and fixed assets	—	4,029	971

Total operating expenses	65,163	83,869	84,555

Income (loss) from operations	1,740	(28,648)	(25,132)
Interest income, net	642	218	485
Other income (expense), net	207	727	(34)
Gain on sale of joint venture interest and other assets	395	625	—

Net income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	2,984	(27,078)	(24,681)
Income tax expense	307	—	—
Minority interest	—	(51)	(74)

Net income (loss) from continuing operations before cumulative effect of change in accounting principle	2,677	(27,129)	(24,755)
Cumulative effect of change in accounting principle	—	—	(9,181)

Net income (loss) from continuing operations	2,677	(27,129)	(33,936)
Income from discontinued operations	69	—	—

Net income (loss)	$2,746	$(27,129)	$(33,936)

Per share data:
Net income (loss) before cumulative effect of change in accounting principle per share	$0.04	$(0.49)	$(0.45)
Cumulative effect of change in accounting principle per share	—	—	(0.17)

Net income (loss) from continuing operations per share	$0.04	$(0.49)	$(0.62)
Income from discontinued operations per share	$0.00	$—	$—

Basic and diluted net income (loss) per share	$0.04	$(0.49)	$(0.62)

Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	65,054	55,772	54,841

Weighted average shares of common stock outstanding used in computing diluted net income (loss) per share	69,853	55,772	54,841

The accompanying notes are an integral part of these consolidated financial statements.

iVILLAGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

							Unearned Compensation and Deferred Advertising Cost
	Common Stock			Treasury Stock
			Additional Paid-In Capital			Stockholders' Notes Receivable		Accomulated Deficit
	Shares	Amount		Shares	Cost				Total
Balance at January 1. 2002.	52,608,839	$538	$544,006	1,203,446	$(502)	$(1,982)	$(522)	$(432,781)	$108,757
Issuance of common stock in connection with business acquisition, net	2,131,971	21	4,119						4,140
Issuance of common stock in connection with the exercise of stock options	587,529	6	742						748
Issuance of stock options to consultant			51				(51)
Modification of stock option terms.			285						285
Amortization of unearned compensation and deferred advertising costs							486		486
Repayment of stockholder note receivable						1,291			1,291
Reserve of stockholder note receivable						429			429
Net loss.								(33,936)	(33,936)

Balance at December 31, 2002.	55,328,339	565	549,203	1,203,446	(502)	(262)	(87)	(466,717)	82,200
Issuance of common stock in connection with business acquisition.	16,497								—
Issuance of common stock in connection with the exercise of stock options	685,188	7	867						874
Issuance of treasury stock in connection with business acquisition.	200,000		514	(200,000)	72				586
Modification of stock option terms.			308						308
Amortization of unearned compensation and deferred advertising costs							87		87
Repayment of stockholder notes receivable.						21			21
Net loss								(27,129)	(27,129)

Balance at December 31, 2003.	56,230,024	572	$550,892	1,003,446	(430)	(241)	—	(493,846)	56,947
Issuance of common stock in connection with business acquisition,	134,391								—
Issuance of common stock in connection with the exercise of stock options	1,672,226	17	2,500						2,517
Issuance of common stock in connection with the exercise of warrants	2,095,144	22							22
Issuance of common stock in connection with the securities offering, net	11,560,032	116	64,547						64,663
Modification of stock option terms			19						19
Receipt of common stock in lieu of cash payment for the exercise of stock options	(37,405)			37,405	(212)				(212)
Repayment of stockholder notes receivable						197			197
Receipt of common stock in lieu of cash payment for the repayment of stockholder note receivable	(20,000)			20,000	(124)	124			—
Reversal of reserve of stockholder note receivable						(80)			(80)
Net income								2,746	2,746

Balance at December 31, 2004	71,634,412	$727	$617,958	1,060,851	$(766)	$—	$—	$(491,100)	$126,819

The accompanying notes are an integral part of these consolidated financial statements.

iVILLAGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$2,746	$(27,129)	$(33,936)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,011	8,595	11,900
Expense recognized in connection with issuance/modification of terms of warrants and stock options	19	395	771
Deferred rent	(144)	(246)	(347)
Non-cash print advertising expense	—	418	2,720
Impairment of goodwill (including change in accounting principle)	—	4,029	10,152
Reserve for stockholder notes receivable	(80)	—	429
Minority interest	—	51	74
Bad debt expense	6	258	552
Gain on sale of joint venture interest and other assets	(395)	(625)	—
Gain from discontinued operations	(69)	—	—
Real estate restructuring	—	4,375	—
Changes in operating assets and liabilities:
Accounts receivable	(2,175)	(2,439)	2,025
Prepaid rent	151	(3,672)	—
Restricted cash and other assets	(141)	10,626	5,761
Accounts payable and accrued expenses	(266)	32	(9,437)
Deferred revenue	(1,291)	(191)	639

Net cash provided by (used in) operating activities of operations	4,372	(5,523)	(8,697)

Cash flows from investing activities:
Purchase of fixed assets	(3,623)	(1,343)	(881)
Purchase of intangible assets	(75)	(150)	—
Cash paid for acquisition of The Virtual Mirror, Inc.	(937)	—	—
Cash paid of $11,108 less cash acquired of $10,198 for acquisition of Promotions.com, Inc.	—	(9)	(901)
Purchase of 19.9% of Cooperative Beauty Ventures, L.L.C.	—	(150)	—
Proceeds from the sale of joint venture interest	303	717	—

Net cash used in investing activities of operations	(4,332)	(935)	(1,782)

Cash flows from financing activities:
Principal payments on stockholders' notes receivable	197	21	1,291
Proceeds from exercise of stock options and warrants	2,327	874	748
Proceeds from securities offering, net of offering costs	64,663	—	—

Net cash provided by financing activities	67,187	895	2,039

Cash used in discontinued operations	(4)	—	(5)
Net increase (decrease) in cash for the period	67,223	(5,563)	(8,445)
Cash and cash equivalents, beginning of period	15,823	21,386	29,831

Cash and cash equivalents, end of period	$83,046	$15,823	$21,386

Cash paid during the period for interest	$5	$8	$52

Cash paid during the period for taxes	$186	$210	$163

Supplemental disclosure of non-cash investing and financing activities:

  During 2002, iVillage acquired Promotions.com, Inc. partially through the issuance of stock (see Note 7).

  During 2003, iVillage acquired Cooperative Beauty Ventures, L.L.C. partially through the issuance of stock (see Note 7).

  During 2004, iVillage disposed of fixed assets of approximately $0.7 million.

  During 2004, iVillage reversed a purchase reserve previously established with respect to the Public Affairs Group, Inc. acquisition of approximately $33,000 against goodwill.

  During 2004, iVillage took ownership of iVillage's shares that were previously collateralized against a stockholder note receivable (see Note 14—Capital Stock—Treasury Stock).

  During 2004, iVillage received iVillage common stock in lieu of cash for the exercise of stock options (see Note 14—Capital Stock—Treasury Stock)

The accompanying notes are an integral part of these consolidated financial statements.

iVILLAGE INC. AND SUBSIDIARIES

NOTES TO CONDOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation

        iVillage is "the Internet for women" and consists of several online and offline media-based properties, including the iVillage.com Web site, or iVillage.com, iVillage Consulting, The Virtual Mirror, Inc., operator of the GardenWeb.com Web site, or GardenWeb.com, Promotions.com, Inc., or Promotions.com, Knowledgeweb, Inc., operator of the Astrology.com Web site, or Astrology.com, iVillage Parenting Network, Inc., or IVPN, and Public Affairs Group, Inc., or PAG. Following is a synopsis of certain of our operational activities, subsidiaries and divisions:

Subsidiary or Division	Operational Activity
iVillage.com	An online destination providing practical solutions on a range of topics and everyday support for women 18 years of age and over.
iVillage Consulting
Assists companies in the creation and development of Web sites, digital commerce platforms and other aspects of technological infrastructures, primarily for Hearst Communications, Inc., and its affiliates, or Hearst, a related party.
GardenWeb.com	An online destination offering an online community and reference tools focused on horticulture.
Promotions.com, Inc.	Comprised of two divisions: Promotions.com and Webstakes.com, which offer online and offline promotions and direct marketing programs that are integrated with customers' marketing initiatives.
Astrology.com	An online destination for individuals seeking daily horoscopes, astrological content and personalized forecasts online.
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

        For the year ended December 31, 2004, iVillage realized net income and positive cash flows. Prior to 2004, iVillage incurred net losses and negative cash flows on an annual basis. Management believes that iVillage's current funds would be sufficient to enable iVillage to meet its planned expenditures through at least the next twelve months. Factors that could adversely affect iVillage's ability to maintain profitable operations include the loss of any of iVillage's major customers, a significant downturn in the advertising market or economy in general, and iVillage's ability to generate significantly increased annual revenues.

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

Note 2—Significant Accounting Policies and Procedures

Principles of Consolidation

        The consolidated financial statements include the accounts of iVillage and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

        In accordance with Statement of Financial Accounting Standards, or SFAS, No. 131, "Disclosures About Segments of an Enterprise and Related Information", or SFAS 131, segment information is being reported consistent with our method of internal reporting. In accordance with SFAS 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. iVillage is organized primarily by subsidiaries and divisions. iVillage's subsidiaries and divisions have no operating managers that report to the chief operating decision maker. The chief operating decision maker reviews information at a consolidated results of operations level, although the chief operating decision maker does review revenue results of subsidiaries and divisions. As a result, iVillage's discussion of revenue has been organized into separate subsidiaries and divisions, however, operating expenses and results of operations are discussed on a combined basis.

Revenue Recognition

  iVillage.com

        iVillage.com's revenues are derived primarily from the sale of sponsorship and advertising contracts. Sponsorship revenues are derived principally from contracts designed to support the customer's broad marketing objectives, including brand promotion, awareness, product introductions and online research. Sponsorship agreements typically include the delivery of impressions on iVillage.com's Web sites and occasionally the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include rich media and display or banner advertisements, links, buttons or other text or images. As part of a small number of sponsorship agreements, sponsors selling products may provide iVillage.com with a commission on sales of its products generated through iVillage.com's Web sites. To date, amounts received from the sale of sponsor's products have not been significant.

        Advertising revenues are derived principally from short-term advertising contracts in which iVillage.com typically guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee or based on actual impressions delivered. Sponsorship and advertising revenues for fixed fee contracts that are both time and impression based are recognized ratably in the period in which the advertisement is displayed, provided that iVillage.com has no continuing obligations and the collection of the receivable is reasonably assured, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the period of service. To the extent that minimum guaranteed impressions are not met, iVillage.com defers recognition of the corresponding revenues until the guaranteed impressions are achieved. Sponsorship and advertising revenues in which the customer specifies the timing of the delivery of impressions and payment is due upon delivery of impressions are recognized when the impressions are delivered and the collection of the receivable is reasonably assured. In certain instances the customer reports impression delivery to iVillage. These impression reports are compared to iVillage internal traffic reports for accuracy.

        Sponsorship and advertising revenues are also derived from sponsored links appearing on an iVillage Web page that is based upon relevant content or a World Wide Web search query result. These revenues are earned on a cost per thousand impressions and/or a percentage of net advertising revenue and are recognized upon notification from the search engine provider. Sponsorship and advertising revenues on iVillage.com were approximately $25.3 million for the year ended December 31, 2004, $20.0 million for the year ended December 31, 2003, and $27.4 million for the year ended December 31, 2002.

        For contracts with multiple elements, namely those that include delivered and undelivered products, or advertising and production revenue, iVillage allocates revenue to each element based on evidence of its fair value under the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", or EITF 00-21. Evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. iVillage recognizes revenue allocated to each element when the criteria for revenue set forth above are met.

        Barter revenues generally represent exchanges by iVillage.com of advertising space on its Web sites for reciprocal advertising space on or traffic from other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered in accordance with EITF No. 99-17, "Accounting for Advertising Barter Transactions". Fair value of advertisements delivered is based upon iVillage.com's recent practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are generally recognized when iVillage.com's advertisements are displayed on the reciprocal Web sites or properties, generally in the same period as when advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are included as part of sales and marketing expenses. Revenues from barter transactions on iVillage.com were approximately $4.5 million for the year ended December 31, 2004, $3.7 million for the year ended December 31, 2003, and $3.5 million for the year ended December 31, 2002.

        iVillage Consulting is a business unit within iVillage.com that provides production and back-end provisioning for customers, primarily Hearst Communications, Inc. (including its affiliates, "Hearst"), a related party, in need of these services. iVillage.com recognizes revenues from these services based upon a number of factors, including actual hours worked at negotiated hourly rates, completed contract or straight-line over the life of the contract. Revenues from iVillage Consulting were approximately

$5.0 million for the year ended December 31, 2004, $3.2 million for the year ended December 31, 2003, and $4.0 million for the year ended December 31, 2002.

        iVillage.com has received revenues from initiatives involving subscription-based properties, the sale of iVillage-branded products and services, the sale of third-party products, the licensing of portions of iVillage content and services, and the sale of research. Revenues from GardenWeb.com are included as part of iVillage.com's subscriptions—based properties. iVillage.com recognizes revenues from these initiatives when products are shipped and/or provided to the customer, or straight-line over the life of the agreement and when the collection of the receivable is reasonably assured and no further obligation remains. Revenues through these offerings were approximately $1.0 million for the year ended December 31, 2004, $0.8 million for the year ended December 31, 2003, and $2.4 million for the years ended December 31, 2002.

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

        Revenues from Promotions.com, Inc. were approximately $4.7 million for the year ended December 31, 2004, $3.5 million for the year ended December 31, 2003, and $2.5 million for the year ended December 31, 2002.

  Astrology.com

        Revenues from Astrology.com consist of the sale of astrological charts and related products to users of the Astrology.com Web site. Astrology.com recognizes revenues from astrological product sales, net of any discounts, when products are delivered to customers, the collection of the receivable is reasonably assured and no further obligations remain. In addition, Astrology.com earns revenues through the licensing of its content and revenue share agreements. Astrology.com recognizes revenues from these products when the collection of the receivable is reasonably assured or as cash is received, and no further obligations remain. Revenues recorded by Astrology.com were approximately $3.5 million for the year ended December 31, 2004, $2.9 million for the year ended December 31, 2003, and $3.3 million for the year ended December 31, 2002.

  iVillage Parenting Network

        IVPN's revenues have been derived primarily from advertising placements in IVPN's publications, videos and Web site, and broadcasts of The Newborn Channel and The Newborn Channel-Spanish (currently offered as an audio overlay to The Newborn Channel). In addition, sponsorship and advertising revenues are generated through a sampling and coupon program, which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant parents. Sponsorship and advertising revenues are recognized on a straight-line basis over the period of service provided that IVPN has no continuing obligations and the collection of the receivable is reasonably assured. IVPN recognized sponsorship and advertising revenues of approximately $11.4 million for the year ended December 31, 2004, $12.2 million for the year ended December 31, 2003, and $11.1 million for the year ended December 31, 2002. IVPN also recognized barter revenues of approximately $0.2 million for the year ended December 31, 2003, with no comparable amounts recorded for the years ended December 31, 2004 and 2002.

        IVPN creates and distributes custom publications and mailings primarily on behalf of one advertiser. Revenues from the sale of custom publications and mailings are recognized when IVPN completes its creative responsibilities and receives the appropriate approvals from the customer and/or through the distribution of the custom publications, provided that evidence of fair value is obtained at a minimum on the undelivered deliverable, the other requirements of EITF 00-21 are fulfilled, and the collection of the receivable is reasonably assured. IVPN recognized approximately $5.9 million for the year ended December 31, 2004, $3.9 million for the year ended December 31, 2003, and $1.5 million for the year ended December 31, 2002, in revenues from custom publications and mailings. IVPN also charges an annual fee paid by hospitals for their receipt of broadcasts of The Newborn Channel. Contracts related to this fee typically range from three to five years. IVPN recognizes revenues from these fees ratably over the term of the agreement provided the collection of the receivable is reasonably assured. IVPN recognized approximately $1.5 million in such fees for the year ended December 31, 2004, and approximately $0.3 million for the year ended December 31, 2003. There are no comparable fees for the year ended December 31, 2002.

  Public Affairs Group

        Revenues from PAG are generated primarily through subscription-based programs that convey current best practices for both diversity issues in the workplace and corporate communications, the hosting of events, most notably an annual two-day summit and gala event that focuses on diversity and women, and consulting agreements. PAG recognizes revenue from subscriptions ratably over the term of the subscription agreement, from the events when the events are held, and from consulting agreements ratably over the term of the agreement or upon completion of the deliverable, provided the collection of the receivable is reasonably assured. Revenues from PAG were approximately $4.4 million for each of the years ended December 31, 2004 and 2003, and $3.7 million for the year ended December 31, 2002.

Customer Concentration

        Revenues from iVillage's five largest customers accounted for approximately 27% of total revenues for each of the years ended December 31, 2004 and 2003, and approximately 38% of total revenues for the year ended December 31, 2002. In 2004, one advertiser, Hearst, a related party, accounted for approximately 10% of iVillage's total revenues. In 2003, one advertiser, Hearst, accounted for approximately 11% of total revenues. In 2002, three advertisers, The Procter & Gamble Company ("Procter and Gamble") and Hearst each accounted for approximately 11% of total revnues, and Unilever PLC (including its affiliates, "Unilever") accounted for approximately 10% of total revenues. No other single customer accounted for more than 10% of total revenues for each of the years ended December 31, 2004, 2003, and 2002. At December 31, 2004, no single customer accounted for more than 10% of the total net accounts receivable, and at December 31, 2003, Hearst accounted for approximately 20% of the net accounts receivable.

        Wal-Mart Stores, Inc. and its affiliates, or Wal-Mart, has never accounted for more than 10% of iVillage's total revenues on an annual basis, however it has accounted for more than 10% of iVillage's total revenues on a quarterly basis. In 2004, Wal-Mart indicated to us that it would no longer be utilizing IVPN to create and distribute custom publications that were used for baby promotions in Wal-Mart's United States stores. These publications accounted for approximately $4.8 million, or 7% of iVillage's total revenues, for the year ended December 31, 2004, approximately $3.9 million, or 7% of total revenues, for the year ended December 31, 2003, and approximately $1.1 million or 2% of iVillage's total revenues for the year ended December 31, 2002.

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

Fixed Assets and Intangibles

        Depreciation of equipment, furniture and fixtures and computer software is provided for by the straight-line method over their estimated useful lives ranging from one to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions, and expenditures which extend the useful lives of existing assets, are capitalized, and repairs and maintenance costs are charged to operations as incurred. Amortization of intangible assets are over the expected life of the related asset and range from one to ten years. Effective January 1, 2002, iVillage adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS 144, regarding the recognition and measurement of the impairment of long-lived assets to be held and used.

        iVillage assesses the recoverability of its fixed assets and intangible assets by determining whether the unamortized balance over the assets remaining life can be recovered through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk associated when achieving future discounted cash flows. Future cash flows are based on trends of historical performance and iVillage's estimate of future performances, giving consideration to existing and anticipated competitive and economic conditions. (See Note 3—Fixed Assets, Note 5—Intangible Assets and Note 12—Lease Restructuring Charge and Related Impairment of Fixed Assets).

Goodwill

        SFAS No. 141, "Business Combinations" requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", or SFAS 142. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the difference. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. (See Note 4—Goodwill).

Advertising Costs

        Advertising costs are expensed as incurred and are included in the sales and marketing lines in the accompanying consolidated statements of operations. Advertising costs, including barter expense, included in sales and marketing were approximately $5.5 million for the year ended December 31, 2004, $5.2 million for the year ended December 31, 2003, and $12.4 million for the year ended December 31, 2002. At December 31, 2004, approximately $0.3 million, and at December 31, 2003, approximately $0.2 million, of advertising costs were prepaid.

        Barter expense was approximately $4.5 million, $4.2 million and $3.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Web Site Development Costs

        iVillage accounts for Web site development costs in accordance with the provisions of EITF Issue No. 00-2, "Accounting for Web Site Development Costs", or EITF 00-2, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Amortization of Web site development costs is provided for by the straight-line method over the estimated useful life of two years. The development costs capitalized for the years ended December 31, 2004 and 2003 were approximately $1.0 million and $0.1 million, respectively. Amortization expense of Web site development costs was approximately $0.1 million, $0.3 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes

        iVillage recognizes deferred taxes by the asset and liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", or SFAS 109. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, iVillage considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. iVillage considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

        The difference between iVillage's U.S. federal statutory rate of 34%, as well as its state and local rate, net of federal benefit of 7%, when compared to its actual effective tax rate of 0%, is principally attributed to a partial reversal of the valuation allowance related to its deferred tax assets. iVillage has a full valuation allowance on its net deferred tax assets. If iVillage continues to generate pre tax income in future periods, a partial or full reversal of the valuation allowance against the deferred tax assets may be required, and such reversal may be material in the period in which the reversal is recorded. The decision to reverse the valuation allowance will, among other things, consider the profitability of iVillage in recent periods, as well as consideration of iVillage's future profitability and available tax planning strategies.

Reclassifications

        Certain reclassifications have been made in the prior year's consolidated financial statements to conform to the current year's presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and assumptions made by iVillage include those related to fair values utilized to allocate revenue under EITF 00-21, the useful lives of fixed assets and intangible assets, the recoverability of fixed assets, goodwill, intangible assets and deferred tax assets, the allowance for doubtful accounts and the assessment of expected probable losses (if any) of claims and potential claims.

Accrued Expenses

        In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the year ended December 31, 2004, iVillage reversed approximately $0.4 million of previous years' accruals included in operating expenses, due to changes in estimates and the renegotiation of a vendor contract in the second quarter of 2004 which had substantial changes in the terms and conditions from the original contract and provided for a one-time benefit of approximately $0.3 million. In addition, in 2004, iVillage established and reversed approximately $0.5 million of accruals due to changes in estimates. For the corresponding period in 2003, iVillage reversed, in total, approximately $0.7 million and for 2002, iVillage reversed, in total, approximately $1.5 million, of accruals included in operating expenses due to changes in estimates on services previously provided for. These amounts were offset by additional accruals for various operating expenses.

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

        Included in the December 31, 2004, 2003 and 2002 calculation of weighted average number of shares of common stock outstanding are 56,995 shares, 189,026 shares and 205,523 shares, respectively, which have not been issued. These shares are being held for former Women.com and Promotions.com stockholders who have not yet exchanged their respective shares for shares of iVillage during the periods presented, but are entitled to do so.

        Stock options and warrants in the amount of 2,486,900 shares for the year ended December 31, 2004 were not included in the computation of diluted net income per share as they were anti-dilutive. Stock options and warrants in the amount of 12,441,160 shares and 12,791,027 shares for the years ended December 31, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share as they are anti-dilutive as a result of net losses during the periods presented.

	December 31,
	2004	2003	2002
	($ in thousands, except per share data)
Net income (loss)—as reported	$2,746	$(27,129)	$(33,936)

Weighted average shares of common stock outstanding—basic	65,054	55,772	54,841
Assumed conversion of dilutive options	4,799	—	—

Weight average shares of common stock outstanding—diluted	69,853	55,772	54,841

Basic and diluted net income (loss) per share	$0.04	$(0.49)	$(0.62)

Note 2—Significant Accounting Policies and Procedures

Stock-Based Compensation

        iVillage applies Accounting Principles Board Opinion, or APB, No. 25, "Accounting for Stock Issued to Employees", or APB 25, and related interpretations in accounting for its stock option issuances, and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", or SFAS 123. No compensation cost related to grants of stock options was reflected in iVillage's net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost related to the modification of stock option terms is measured at the quoted market price of iVillage's common stock at the new measurement date and is amortized to expense over the remaining vesting period. Compensation costs related to the modification of stock option terms was approximately $19,000, $0.4 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. If compensation cost for iVillage's stock options, utilizing the Black Scholes model, had been determined based on the fair value of the stock options at the grant date for awards in 2004, 2003 and 2002 consistent with the provisions of SFAS 123, iVillage's net income (loss) would have been adjusted to the pro forma amounts indicated below:

	December 31,
	2004	2003	2002
	($in thousands, except per share data)
Net income(loss)—as reported	$2,746	$(27,129)	$(33,936)
Stock-based compensation expense determined under SFAS 123	(2,977)	(6,528)	(8,965)

Net loss—pro forma	$(231)	$(33,657)	$(42,901)

Basic and diluted net income (loss) per share—as reported	$0.04	$(0.49)	$(0.62)

Basic and diluted net loss per share—pro forma	$(0.00)	$(0.60)	$(0.78)

        Because options vest over several years and additional option grants are expected to be made in future years, the above pro forma results may not be representative of the pro forma results for future years.

        The weighted average assumptions used for grants made in 2004, 2003 and 2002 are as follows:

	Options granted during the year ended December 31,
	2004	2003	2002
Risk-free interest rate	3.10%	2.74%	3.71%
Expected option life	4 years	4 years	4 years
Dividend yield	0.00%	0.00%	0.00%
Volatility	80.00%	101.00%	108.00%

Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income", or SFAS 130, requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. iVillage has had no other comprehensive income items to report.

Recent Accounting Pronouncements

        In December 2003, FASB issued Interpretation No., or FIN, 46R, "Consolidation of Variable Entities", or FIN 46R. FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity by a company that bears the majority of risk of loss from the variable entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. The provisions of this interpretation were effective for iVillage beginning in the first quarter of fiscal 2004. iVillage's adoption of this interpretation did not have a material impact on its financial position, cash flows or results of operations.

        In December 2004, the FASB issued SFAS Statement No. 123(R), "Share-Based Payments", or SFAS 123(R), which revises SFAS 123, supersedes APB 25 and amends FASB Statement No. 95 "Statement of Cash Flows", or FAS 95. The statement requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The statement addresses the accounting for share-based payment transactions in which iVillage receives employee services in exchange for either equity instruments of iVillage or liabilities that are based on the fair value of iVillage's equity instruments or that may be settled by the issuance of such equity instruments. The effective date of the statement is for periods beginning after June 15, 2005. SFAS 123(R) permits public companies to adopt its requirements using one of three methods: the "modified prospective" method, the "modified prospective" method to January 1, 2005, or the "modified retrospective" method to all prior years for which SFAS 123 was effective. iVillage has not yet determined which adoption method it will utilize. In addition, iVillage's stock employee purchase plan will need to be modified to comply with SFAS 123(R). The statement could have a significant impact on the consolidated statement of operations as iVillage will be required to expense the fair value of stock option grants.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29", or SFAS 153. SFAS 153 eliminates an exception for nonmonetary exchanges of similar productive assets under APB Opinion No. 29, and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. iVillage believes that the future adoption of SFAS 153 will not have a material impact on its financial statements.

Note 3—Fixed Assets

        Fixed assets consist of the following:

	December 31,
	2004	2003
	(in thousands)
Computer equipment	$16,877	$16,365
Capitalized software	4,654	4,392
Hospital video equipment	4,407	3,316
Leasehold improvements	6,058	6,013
Furniture and fixtures	2,594	2,594
Web site development costs	3,767	2,726

	38,357	35,406
Less, accumulated depreciation and amortization	(29,976)	(28,137)

	$8,381	$7,269

        Depreciation and amortization of fixed assets was approximately $2.5 million, $3.8 million and $6.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        In the second quarter of 2003, iVillage abandoned a portion of its New York leased real estate. In connection with the abandonment, iVillage recorded an impairment of fixed assets related to the leasehold improvements, net of accumulated amortization, of approximately $4.9 million and furniture and fixtures, net of accumulated depreciation, of approximately $0.3 million. In the third quarter of 2003, iVillage completed its renegotiation of its lease agreement with the landlord of its New York leased real estate under which iVillage abandoned fixed assets related to leasehold improvements, net of accumulated amortization, of approximately $1.4 million and transferred to the landlord furniture and fixtures, net of accumulated depreciation, of approximately $0.1 million. These amounts were included in the consolidated statements of operations in the caption, "Lease restructuring charge and related impairment of fixed assets." (See Note 12—Lease Restructuring Charge and Related Impairment of Fixed Assets).

        During the second quarter of 2003, iVillage restructured the business operations of Promotions.com (See Note 4—Goodwill) resulting in an impairment of computer equipment, net of accumulated depreciation, of approximately $0.7 million. This amount is included in the consolidated statements of operations in the caption, "Impairment of goodwill, intangible assets and fixed assets."

Note 4—Goodwill

        Effective January 1, 2002, iVillage adopted SFAS 142, which addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill not be amortized, but be tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.

        Upon completion of the transitional impairment test in 2002, the fair value for Reporting unit—2 was less than the reporting unit's carrying value and impairment was recorded of approximately

$9.2 million in the first quarter of 2002 as a cumulative effect of change in accounting principle. Upon completion of the annual impairment test, the fair value of Reporting unit—4 was less than the reporting unit's carrying amount and impairment was recorded of approximately $1.0 million in the fourth quarter of 2002. In the second quarter of 2003, iVillage restructured the business operations of Reporting unit—4 by outsourcing most of the operations of the Promotions.com business unit and by changing the Webstakes.com business model and, as a result, the fair value of Reporting unit—4 was less than the reporting unit's carrying value and an impairment was recorded of approximately $2.6 million. This amount is included in the consolidated statements of operations in the caption, "Impairment of goodwill, intangible assets and fixed assets."

        In November 2004, iVillage acquired 100% of The Virtual Mirror, Inc. (See Note 7—Business Acquisitions and Dispositions—The Virtual Mirror, Inc).

        In December 2004 iVillage recorded an adjustment to the purchase price allocation for Reporting unit—3 of approximately $33,000 due to a reversal to previously established purchase accrual.

        In December 2004, iVillage completed the annual impairment test and no impairment was recognized.

        The following table sets forth the components of goodwill, net as of December 31, 2004 and December 31, 2003 (in thousands):

	December 31, 2003	Acquisition	Impairment losses	Adjustment to purchase accounting	December 31, 2004
Reporting unit—1	$19,084	$694	$—	$—	$19,778
Reporting unit—2	1,693	—	—	—	1,693
Reporting unit—3	1,803	—	—	(33)	1,770

	$22,580	$694	$—	$(33)	$23,241

        Reporting unit—1 includes the iVillage, Inc., Women.com Networks, Inc., Knowledgeweb, Inc., The Virtual Mirror, Inc. and Cooperative Beauty Ventures, L.L.C.

        Reporting unit—2 includes iVillage Parenting Network, Inc., Lamaze Publishing Company and iVillage Integrated Properties, Inc.

        Reporting unit—3 includes Public Affairs Group, Inc.

Note 5—Intangible Assets

        iVillage reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS 144. During the second quarter of 2003, iVillage restructured the business operations of Reporting unit—4 (See Note 4—Goodwill) and, based on a evaluation, the fair value was determined to be less than the carrying amount of certain intangible assets, resulting in an impairment of approximately $0.7 million. This amount is included in the consolidated statements of operations in the caption, "Impairment of goodwill, intangible assets and fixed assets."

        During the third quarter of 2004, iVillage acquired the Web site, database structure and content of Astrology Corporation for $75,000.

        On November 22, 2004, iVillage acquired 100% of the outstanding shares of common stock of The Virtual Mirror, Inc. In connection with this purchase, iVillage acquired intangible assets of a Web site, member lists and database content of approximately $0.3 million. (See Note 7—Business Acquisitions and Dispositions—The Virtual Mirror, Inc.)

        Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from one to ten years. The following table sets forth the components of the intangible assets subject to amortization for the years ended December 31, 2004 and December 31, 2003 (in thousands):

	December 31, 2004				December 31, 2003
	Range of useful life	Goss carrying amount	Acquisition	Accomulated amortization	Net	Gross carrying amount	Accomulated amortization	Net
Advertiser and member lists and customer contracts	2-10 years	$20,727	$50	$(13,719)	$7,058	$20,727	$(11,253)	$9,474
Trademarks and domain names	3 years	3,227	137	(3,200)	164	3,227	(2,775)	452
Licensing agreement	10 years	2,900	—	(1,555)	1,345	2,900	(1,265)	1,635
Technology	3 years	935	—	(821)	114	935	(507)	428
Non-competition Agreements	1 year	810	—	(810)	—	810	(810)	—
Content	3 years	600	157	(606)	151	600	(600)	—

		$29,199	$344	$(20,711)	$8,832	$29,199	$(17,210)	$11,989

        Amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $3.5 million, $4.8 million and $5.5 million, respectively.

        Estimated amortization expense for the years ending December 31, are as follows (in thousands):

2005	$2,139
2006	1,963
2007	1,846
2008	1,760
2009	1,124

$8,832

Note 6—Related-Party Transactions

America Online, Inc, a division of Time Warner Inc.

        America Online, Inc., a division of Time Warner Inc., or AOL, is a stockholder of iVillage. Additionally, a member of the board of directors was an employee of AOL through June 2004. Commencing with the fourth quarter of 2004, AOL will no longer be reported as a related party. In

December 2001, iVillage entered into an advertising agreement with AOL pursuant to which AOL was obligated to deliver a guaranteed amount of impressions during the period from December 2001 through January 2002. In consideration of these services, iVillage paid AOL $0.7 million.

        In 2002, iVillage entered into a Web pointing agreement with AOL, pursuant to which AOL provided a link to iVillage's Web site. The agreement terminated on September 30, 2002, and in consideration of these services, iVillage paid AOL approximately $0.2 million.

        During 2003, iVillage signed six advertising agreements with AOL to promote various AOL products. Of these six agreements, five were completed as of December 31, 2003 and the remaining agreement was completed in January 2004. In consideration of these services, AOL paid iVillage approximately $0.4 million in 2003, and approximately $0.1 million in 2004.

        In 2004, AOL signed two contracts for various services offered by PAG, and iVillage has signed two advertising agreements with AOL to promote various AOL products.

        Included in the caption "Revenues-related parties" in the consolidated statements of operations is approximately $0.1 million for the year ended December 31, 2004, and approximately $0.5 million for the year ended December 31, 2003 relating to revenues recognized from AOL. No revenues were recognized from AOL for the comparable period in 2002. At December 31, 2003, iVillage was owed a receivable of approximately $0.1 million from AOL and no amount was owed by iVillage to AOL.

        Included in the caption "Sales and marketing" in the consolidated statements of operations is approximately $1.3 million of expense from iVillage's AOL agreements for the year ended December 31, 2002. There are no comparable amounts for the years ended December 31, 2004 and 2003.

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

Hearst Communications, Inc.

        As of December 31, 2004, Hearst owned approximately 25% of iVillage's outstanding common stock.

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

        As part of the acquisition of Women.com, iVillage assumed an amended and restated magazine content license and hosting agreement with Hearst. Under this agreement, and as further amended by iVillage and Hearst on June 18, 2001 and in April 2002, iVillage provided production and hosting services for certain Web sites affiliated with selected Hearst magazines. In consideration for these services, Hearst agreed to:

  •
  pay iVillage approximately $10.2 million for production services during the three-year term of the agreement (approximately $4.5 million in year one, $2.8 million in year two and $2.9 million in year three);

  •
  place approximately $8.0 million of Hearst advertising during the three-year term of the agreement (approximately $2.2 million in year one and $2.9 million in each of years two and three) on the iVillage network, which amount may have been increased in any year of the agreement if Hearst failed to pay iVillage the required fees for production services as described above. If such a shortfall in production fees occurs in any year of the agreement, Hearst had to place additional advertising in an amount equal to 40% of the production fee shortfall; and

  •
  grant to iVillage a right of first offer on any new Internet-based development projects initiated by Hearst that are appropriate for inclusion on the iVillage network.

        The agreement also provided for revenue sharing between iVillage and Hearst with respect to advertising revenues obtained by iVillage from the Hearst magazine Web sites and other Web sites of iVillage containing substantial Hearst content. This revenue sharing arrangement required that iVillage pay Hearst a royalty payment, based on net advertising revenues, of at least $3.9 million during the three-year term of the agreement. This amount would have been reduced on a pro rata basis if Hearst failed to expend at least $5.0 million in production fees in any year of the agreement. Additionally, iVillage was entitled to a commission derived from the sale of Hearst magazine subscriptions made through iVillage's network of Web sites. This commission was equal to thirty percent of gross revenues. The magazine content license and hosting agreement expired on June 18, 2004.

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

        In December 2003, iVillage signed a Web site services agreement in which Hearst will pay approximately $1.8 million for maintenance and hosting services for three teen sites: Seventeen.com, CosmoGirl.com and Teen.com. The agreement terminates in December 2005.

        Additionally, from time to time, iVillage has provided other production services outside the scope of its Web site services and amended and restated magazine content and hosting agreements with Hearst.

        As part of the acquisition of Women.com, iVillage acquired approximately $4.9 million of prepaid print advertising in certain Hearst magazines. These ads appeared through December 2003. For the year ended December 31, 2003, iVillage expensed approximately $0.4 million of non-cash print advertising expense and expired credits from this advertising. For the comparable period in 2002, iVillage expensed approximately $2.7 million of non-cash print advertising expenses.

        Revenues, net of royalty payments, from Hearst, were approximately $6.9 million for the year ended December 31, 2004, $6.3 million for the year ended December 31, 2003, and $6.4 million for the year ended December 31, 2002. As of December 31, 2004, iVillage recorded a net receivable of approximately $0.4 million, and as of December 31, 2003, iVillage recorded a net receivable of approximately $1.3 million from this stockholder.

Catalyst Group Design, Inc.

        Our Senior Vice President and Editor in-Chief is the spouse of the Chief Executive Officer of Catalyst Group Design, Inc., or Catalyst Group Design. In 2004, iVillage entered into several agreements totaling approximately $0.3 million with Catalyst Group Design, for services related to the redesign of iVillage's Web site and several revenue contracts of iVillage. For the year ended December 31, 2004, iVillage capitalized approximately $0.1 million of these fees as Web site development costs, approximately $48,000 as prepaid expenses and approximately $0.1 million were expensed. As of December 31, 2004, iVillage owed Catalyst Group Design approximately $0.1 million.

Waterfront Media, Inc.

        Our Chief Executive Officer and another board member of iVillage, Habib Kairouz, both serve on the board of directors of one of our customers, Waterfront Media Inc., or Waterfront Media. Our Chief Executive Officer owns less than one percent of Waterfront Media's fully diluted securities. As a Managing Partner of Rho Capital Partners, Inc., Habib Kairouz may be deemed to have indirect beneficial ownership of approximately 33% of Waterfront Media's fully diluted voting securities as a result of shares owned directly by affiliates of Rho Capital Partners, Inc.

        In 2004, iVillage signed nine new advertising agreements with Waterfront Media, of which all except one was completed by December 31, 2004. In 2003, iVillage signed five advertising agreements with Waterfront Media, all of which were completed as of December 31, 2003. Revenues from Waterfront Media were approximately $0.3 million for the year ended December 31, 2004, and approximately $0.2 million for the year ended December 31, 2003. At December 31, 2004, iVillage was owed a receivable of approximately $44,000, and at December 31, 2003, iVillage was owed a receivable of approximately $0.1 million.

        In addition, in 2004, iVillage signed an agreement with Waterfront Media, whereby iVillage was given the right to purchase Waterfront Media's advertising inventory with the ability to resell the advertising inventory to third parties. The agreement also grants iVillage the right to count Waterfront Media's page views as part of iVillage's reported metrics. This agreement, as amended, expires in April 2005.

Stockholder Note Receivable

        In June 1998, iVillage accepted a non-recourse promissory note in the principal amount of $0.5 million (the "Note") from its then chief executive officer ("Former CEO"). The Note was collateralized by 20,000 shares of iVillage's common stock owned by the Former CEO and were held by iVillage. Interest was payable annually on December 31 of each year, commencing December 31, 1998, at the rate of 5.58%. During 2000, the maturity date of the outstanding principal balance on the Note was extended to December 31, 2002, from the initial maturity date of June 5, 2001.

        In December 2002, the maturity date of the outstanding principal balance of the Note was extended to December 31, 2004, from the previous amended maturity date of December 31, 2002. In December 2002, iVillage provided for a reserve against the Note of approximately $0.4 million to reflect its approximate realizable value. On December 31, 2004 the former CEO defaulted on her obligation to repay the Note (see Note 14—Capital stock—Treasury stock).

        The Note was recorded as a stockholder note receivable and classified as a reduction of equity. Payments received for interest totaled approximately $7,000 in 2004, $21,000 in 2003, and $27,900 in 2002.

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

        During 2004, iVillage received approximately $0.2 million in cash for the repayment of other stockholder notes.

Note 7—Business Acquisitions and Dispositions

Cooperative Beauty Ventures, L.L.C.

        In October 2003, iVillage purchased the remaining 19.9% ownership interest of Cooperative Beauty Ventures, L.L.C. from Unilever for approximately $0.7 million, resulting in such entity being wholly-owned by iVillage. The aggregate purchase price consisted of approximately $0.2 million in cash and 200,000 shares of iVillage's common stock. (See Note 14—Capital Stock—Treasury Stock). The difference in the purchase price of the 19.9% and the net assets acquired of approximately $0.5 million was allocated to goodwill and intangible assets of advertiser and member lists and customer contracts and technology. (See Note 4—Goodwill and Note 5—Intangible Assets).

Promotions.com, Inc.

        On April 18, 2002, iVillage acquired 82.3% of the outstanding shares of common stock of Promotions.com, a promotion and direct marketing company. On May 24, 2002, iVillage acquired the remaining outstanding shares of Promotions.com common stock through a second-step merger. The aggregate purchase price paid was approximately $15.2 million, consisting of approximately $11.1 million of cash (inclusive of transaction related expenses) and 1,587,191 shares of iVillage's common stock. The $11.1 million of cash included approximately $10.2 million of cash, which represented the net cash on the balance sheet of Promotions.com. The difference between the purchase price and the fair value of the acquired net assets of Promotions.com of approximately $3.0 million was recorded as goodwill. (See Note 4—Goodwill and Note 5—Intangible Assets).

        The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

Working capital	$8,103
Fixed assets.	1,196
Customer contracts and member list.	1,540
Technology.	890
Trademarks and domain names	477
Goodwill	2,995

$15,201

The Virtual Mirror, Inc.

        On November 22, 2004, iVillage acquired all of the outstanding stock of The Virtual Mirror, Inc., whose primary asset is GardenWeb.com, a leading community of gardeners, offering content, web forums, community exchanges, and reference tools focused on horticulture. The purchase price was approximately $0.9 million. The difference between the purchase price and the fair value of the acquired net assets of The Virtual Mirror, Inc. of approximately $0.7 million was recorded as goodwill (See Note 4—Goodwill).

        The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

Working capital.	$(26)
Web site.	137
Content	82
Members lists	50
Goodwill	694

$937

        The accompanying unaudited pro forma information for 2002 represents consolidated results of operations for iVillage as if the acquisitions of Promotions.com had been consummated on January 1, 2002. The acquisition of the additional interest purchases in CBV and The Virtual Mirror, Inc. would not have had a material impact on the pro forma information. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of iVillage.

2002
(in thousands, except per share data)
Revenues	$61,014
Loss from operations	$(27,477)
Net loss	$(36,150)
Net loss per share	$(0.65)

Note 8—Detail of Certain Balance Sheet Accounts

	2004	2003
	(in thousands)
Other current assets:
Prepaid expenses, other	$1,743	$1,762
Prepaid publication costs	1,145	1,440
Prepaid advertising	341	206
Due from affiliate	355	49
Other	156	63

	$3,740	$3,520

Accounts payable and accrued expenses:
Accounts payable	$3,882	$2,927
Sales commissions, payroll, bonus, related benefits and consultants	1,283	2,971
Professional fees	1,194	768
Service providers	192	448

Advertising expenses	287	224
Corporate and real estate taxes	382	99
Accrued rent and other facility costs	18	23
Other	2,904	2,981

	$10,142	$10,441

Note 9—Deferred Gain on Sale of Joint Venture Interest

        In March 2003, iVillage and Tesco.com Limited, a division of Tesco PLC, or Tesco, restructured the terms of their joint venture so that Tesco purchased iVillage's entire ownership interest in iVillage UK. iVillage and Tesco also entered into a twenty-year license agreement for the use of certain of iVillage's content and intellectual property subject to earlier termination upon the occurrence of certain events, for the greater of a minimum monthly license fee or a percentage of iVillage UK's gross revenues.

        All monies received by iVillage under the license agreement are classified as other income and are included in the consolidated statements of operations as a gain on sale of joint venture interest. iVillage has earned approximately $0.4 million for the year ended December 31, 2004, and approximately $0.6 million for the year ended December 31, 2003 for services provided. As of December 31, 2004, iVillage was owed approximately $0.1 million, and at December 31, 2003, iVillage was owed no amount for license fees.

Note 10—Discontinued Operations

        As of December 31, 2004 and 2003, approximately $24,000 and $0.1 million, of current liabilities of discontinued operations are included in the caption "Other current liabilities" in the consolidated balance sheets, respectively. During 2004, approximately $0.1 million was reversed from a previously established reserve, due to a change in estimate, and is included in the consolidated statements of operations as a gain on discontinued operations.

Note 11—Stock Option and Purchase Plans

  1995 Amended and Restated Employee Stock Option Plan

        In 1995, iVillage's board of directors and stockholders adopted iVillage's 1995 Amended and Restated Employee Stock Option Plan, as amended, or the ESOP. The ESOP provides for the granting, at the discretion of the compensation committee of the board of directors, or the Committee, of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as ameded, or the Code, to employees and (ii) options not intended to so qualify to employees, officers, consultants and directors. The total number of shares of common stock for which options may be granted under the ESOP is 1,802,549.

        The exercise price of all stock options granted under the ESOP is determined by the Committee at the time of grant. The maximum term of each option granted under the ESOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the Committee shall provide in the terms of each individual option.

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

        As of December 31, 2004, 112,171 shares were available for future grants under the ESOP.

1997 Amended and Restated Acquisition Stock Option Plan

        In May 1997, iVillage's board of directors and stockholders adopted iVillage's 1997 Amended and Restated Acquisition Stock Option Plan, as amended, or the ASOP. The ASOP provides for the granting, at the discretion of the Committee of: (i) options that are intended to qualify as incentive stock options, within the meaning of the Code, to directors who are employees of iVillage or any of its subsidiaries, or as part of one or more of such acquisitions and (ii) options not intended to so qualify to employees, officers, consultants and directors of iVillage, or as part of one or more of such acquisitions. The total number of shares of common stock for which options may be granted under the ASOP is 360,726.

        The exercise price of all stock options granted under the ASOP is determined by the Committee at the time of grant. The maximum term of each option granted under the ASOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the Committee shall provide in the terms of each individual option.

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

        As of December 31, 2004, 1,678 shares were available for future grants under the ASOP.

1999 Employee Stock Option Plan

        In 1999, iVillage's board of directors and stockholders adopted iVillage's Amended and Restated 1999 Employee Stock Option Plan, as amended, or the 1999 ESOP. The 1999 ESOP provides for the granting, at the discretion of the Committee, of: (i) options that are intended to qualify as incentive stock options, within the meaning of the Code, to employees and (ii) options not intended to so qualify to employees, officers, consultants, and directors. The total number of shares of common stock for which options may be granted under the 1999 ESOP is 2,840,163.

        The exercise price of all stock options granted under the 1999 ESOP is determined by the Committee at the time of grant. The maximum term of each option granted under the 1999 ESOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the Committee shall provide in the terms of each individual option.

        The exercise price of all of the options under the 1999 ESOP ranges from $0.57-$72.94, and is determined based upon the fair market value of iVillage's common stock on the date of grant. Generally, the options vest 25% after one year, 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 5-10 years from the date of grant.

        As of December 31, 2004, there were 220,432 shares available for future grants under the 1999 ESOP.

1999 Acquisition Stock Option Plan

        In 1999, iVillage's board of directors and stockholders adopted iVillage's 1999 Acquisition Stock Option Plan, as amended, or the 1999 ASOP. The 1999 ASOP provides for the granting, at the discretion of the Committee, of: (i) options that are intended to qualify as incentive stock options, within the meaning of the Code, to employees of iVillage or any of its subsidiaries, or as part of one or more of such acquisitions and (ii) options not intended to so qualify to employees, officers, consultants, and directors of iVillage, or as part of one or more of such acquisitions. The total number of shares of common stock for which options may be granted under the 1999 ASOP is 333,333.

        The exercise price of all stock options granted under the 1999 ASOP is determined by the Committee at the time of grant. The maximum term of each option granted under the 1999 ASOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the Committee shall provide in the terms of each individual option.

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

        As of December 31, 2004, there were 52,305 shares available for future grants under the 1999 ASOP.

1999 Non-Qualified Stock Option Plan

        In 1999, iVillage's board of directors adopted iVillage's 1999 Non-Qualified Stock Option Plan (as amended, the "NQSOP"). The NQSOP provides for the granting, at the discretion of the Committee, of options to employees. The total number of shares of common stock for which options may be granted under the NQSOP is 5,682,000.

        The exercise price of all stock options granted under the NQSOP is determined by the Committee at the time of grant. The maximum term of each option granted under the NQSOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the Committee shall provide in the terms of each individual option.

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

        As of December 31, 2004, there were 191,184 shares available for future grants under the NQSOP.

Director Option Plan

        In 1999, iVillage's board of directors and stockholders adopted iVillage's 1999 Director Option Plan, or DOP. The DOP provides for the automatic grant of 1,666 non-qualified stock options to non-employee members of iVillage's board of directors on the date of each annual stockholders' meeting. The total number of shares of common stock for which options may be granted under the DOP is 133,333.

        The exercise price of all stock options granted under the DOP is the fair market value at the time of grant. The maximum term of each option under the DOP is 10 years from the date of grant.

        The exercise price of all of the options under the DOP ranges from $1.07-$25.38, and is determined based upon the fair market value of iVillage's common stock on the date of grant. Generally, the options vest 25% on each anniversary of the grant date and expire 10 years from the date of grant.

        As of December 31, 2004, 112,925 shares were available for future grants under the DOP.

2001 Non-Qualified Stock Option Plan

        In 2001, iVillage's board of directors adopted iVillage's 2001 Non-Qualified Stock Option Plan, as amended, or the 2001 NQSOP. The 2001 NQSOP provides for the granting, at the discretion of the Committee, of options to employees. The total number of shares of common stock for which options may be granted under the 2001 NQSOP is 2,000,000.

        The exercise price of all stock options granted under the 2001 NQSOP is determined by the Committee at the time of grant. The maximum term of each option granted under the 2001 NQSOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the Committee shall provide in the terms of each individual option.

        The exercise price of all of the options under the 2001 NQSOP ranges from $0.61-$7.50, and is determined based upon the fair market value of iVillage's common stock on the date of grant. The options vest 25% after one year, and then 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 10 years from the date of grant.

        As of December 31, 2004, there were 26,299 shares available for future grants under the NQSOP.

        A summary of the status and activity of all of iVillage's stock option plans is as follows:

	Options	Weighted Average Exercise Price Per Share
Outstanding, January 1, 2002	11,577,786	$5.34
Granted	1,395,587	$1.55
Exercised	(587,529)	$1.26
Expired/Canceled	(1,700,099)	$7.38

Outstanding, December 31, 2002	10,685,745	$4.74
Granted	2,110,300	$2.36
Exercised.	(685,188)	$1.28
Expired/Canceled	(1,774,979)	$6.82

Outstanding, December 31, 2003	10,335,878	$4.20
Granted	1,177,000	$5.80
Exercised.	(1,672,226)	$1.51
Expired/Canceled	(747,402)	$4.52

Outstanding, December 31, 2004	9,093,250	$4.88

Options exercisable at December 31, 2002	5,588,353	$6.24

Options exercisable at December 31, 2003	6,481,486	$5.51

Options exercisable at December 31, 2004	6,110,232	$5.57

        Information about stock options outstanding as of December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Actual Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$0.50—$0.70	191,782	6.00	$0.62	71,780	$0.61
$0.78—$1.16	552,791	4.60	$1.09	399,723	$1.10
$1.19—$1.76	3,225,626	3.70	$1.32	2,890,709	$1.32
$1.81—$2.48	610,209	7.90	$1.86	265,392	$1.88
$2.74—$3.69	1,399,524	7.90	$2.86	491,877	$3.06
$4.14—$6.10	1,806,958	7.00	$5.61	695,391	$5.30
$6.35—$9.45	500,338	1.70	$7.49	489,338	$7.50
$15.41—$22.19	223,348	1.40	$17.69	223,348	$17.69
$24.00—$35.94	475,140	2.20	$25.12	475,140	$25.12
$38.25—$55.25	106,700	1.60	$41.43	106,700	$41.43
$72.94—$72.94	834	1.30	$72.94	834	$72.94

$0.50—$72.94	9,093,250	5.10	$4.88	6,110,232	$5.57

1999 Employee Stock Purchase Plan

        We adopted the 1999 Employee Stock Purchase Plan, or 1999 ESPP, in December 1998, and reserved 83,333 shares of our common stock for issuance thereunder. As of December 31, 2004, however, no shares have been issued under the 1999 ESPP. The 1999 ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, or the Code, is administered by the Committee. Under the 1999 ESPP, we may withhold a specified percentage (not to exceed 15%) of each salary payment to participating employees over certain offering periods. Any employee who is employed for at least 20 hours per week for at least five consecutive months in a calendar year, with or by us or by one of our majority-owned subsidiaries, is eligible to participate in the 1999 ESPP. Unless the Committee determines otherwise, each offering period runs for 24 months and is divided into four consecutive purchase periods of approximately six months.

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

401(k) Plan

        iVillage offers its eligible employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee is eligible to contribute, on a tax-deferred basis, a portion of annual earnings not to exceed certain federal income tax limitations. iVillage may contribute at iVillage's discretion, a percentage of the participant's pre-tax contribution. Additionally, iVillage may elect to make a profit-sharing contribution, at its discretion. No contributions were made by iVillage for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 12—Lease Restructuring Charge and Related Impairment of Fixed Assets

        In the second quarter of 2003, iVillage abandoned a significant portion of its New York leased real estate. As a result, iVillage incurred a lease restructuring charge of approximately $0.6 million. In addition, iVillage wrote off fixed assets of approximately $5.2 million that were impaired with the abandonment of the leased space (See Note 3—Fixed Assets) and reduced the liability for deferred rent, associated with the abandoned leased space, by approximately $1.8 million.

        In July 2003, iVillage entered into a lease amendment with the landlord of its New York headquarters that became effective on August 15, 2003. The lease amendment provided for a reduction in leased space, as well as a reduction in rent per square foot. In connection with the lease amendment, iVillage surrendered the approximately $8.5 million classified as restricted cash to the landlord, resulting in a lease restructuring charge of approximately $4.7 million and prepaid rent of $3.7 million, which will be amortized over the remaining life of the lease. In addition, iVillage expensed fixed assets of approximately $1.5 million that were transferred to the landlord (See Note 3—Fixed Assets), reduced the liability for deferred rent, associated with the reduction in leased space, by approximately $0.6 million and reversed the remaining lease restructuring liability of approximately $0.6 million. These amounts are included in the consolidated statements of operations in the caption, "Lease restructuring charge and related impairment of fixed assets".

Note 13—Commitments and Contingencies

Leases

        iVillage leases office and equipment, under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of December 31, 2004 for the next five years:

Year ending December 31:	(in thousands)
2005	$2,025
2006	1,762
2007	1,503
2008	1,489
2009	1,474
Thereafter	5,880

$14,133

        Rent expense from operations was approximately $2.3 million, $3.0 million and $3.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. iVillage recognizes rent expense associated with its New York office on a straight-line basis.

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

Litigation

        In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2004 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to iVillage from matters described would not be material to iVillage's results of operations and financial conditions.

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

        On June 25, 2004, the plaintiffs filed a motion for preliminary approval of the settlement with the court, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs' motion. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and certain underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants' objections to the settlement on August 4, 2004. On February 15, 2005, the court issued an opinion and order granting preliminary approval to the settlement and ordering the plaintiffs and issuer defendants to submit to the court a revised settlement stipulation consistent with the court's order. The court has scheduled a conference for March 18, 2005 to discuss the status of the stipulation, to make final determinations as to the form and substance of plaintiff's' required notice to its class-members and to schedule a fairness hearing to allow for any plaintiff to object to the settlement. There has been no further ruling on this matter and there can be no assurance that the proposed settlement will be approved and implemented in its current form, or at all.

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

        On October 27, 2004, Women.com and Euregio.net entered into a settlement agreement pursuant to which Women.com paid Euregio.net 150,000 Euros, or approximately $0.2 million, of which $0.1 million was charged to operations and is included in general and administrative in the condensed consolidated statements of operations, with the remainder charged against a previously established reserve. Women.com is also required to pay the amount of any income tax obligation of Euregio.net and its founder related to the settlement in an amount up to 7,500 Euros, or approximately $10,000 based on the Euro exchange rate as of November 10, 2004 (the "Euro Exchange Rate"). In addition, Women.com is required to purchase an advertising campaign from EasyScopes Entertainment Network, a U.S. Web site which focuses primarily on astrology charts, for 101,000 Euros, or approximately $0.1 million based on the Euro Exchange Rate, which would be run for 15 consecutive months commencing in January 2005. The 101,000 Euros has been paid into a joint escrow account. During the advertising campaign, Euregio.net has guaranteed a certain amount of traffic will be directed to the Women.com Web site, and in the event that such traffic is not delivered, Euregio.net will deliver additional advertising impressions until such time as the guarantee is met.

Off-Balance Sheet Arrangements

        In the ordinary course of business, iVillage enters into agreements that contingently require it to indemnify counterparties against third-party claims. These may include: agreements with advertisers and sponsors, under which iVillage may indemnify them against claims arising from their use of iVillage's products or services; agreements with customers, under which iVillage may indemnify them against claims arising from their use of iVillage's products or services; real estate and equipment leases, under which iVillage may indemnify lessors against third-party claims relating to use of their property; agreements with licensees or licensors, under which iVillage may indemnify the licensee or licensor against claims arising from their use of iVillage's intellectual property or iVillage's use of their intellectual property; and agreements with initial purchasers and underwriters of our securities, under which iVillage indemnifies them against claims relating to their participation in the transactions.

        The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because iVillage is unable to estimate its potential obligation, historically iVillage has had no obligation arising from these indemnifications, and because management does not expect these indemnifications to have a material and adverse effect on iVillage's consolidated financial position, results of operations or cash flows, no related liabilities are recorded as of December 31, 2004. iVillage holds insurance policies that mitigate potential losses arising from certain indemnifications and, historically, iVillage has not incurred significant costs related to performance under these obligations.

Note 14—Capital Stock

Securities Offering

        On July 6, 2004, iVillage completed a public offering of 11,560,032 shares of its common stock generating total proceeds, net of underwriting discounts and commissions and estimated costs of the offering of approximately $4.7 million, of approximately $64.7 million to iVillage.

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

        As of December 31, 2004, there were outstanding warrants to purchase 5,282 shares of iVillage common stock with an exercise price of $14.35 per share. As of December 31, 2003 and 2002, there are outstanding warrants to purchase shares of iVillage common stock of 2,105,282, with a weighted average exercise price of $0.05 per share.

Treasury Stock

        In October 2003, 200,000 shares of iVillage's treasury stock were issued for the purchase of the remaining 19.9% ownership interest of CBV. (See Note 7—Business Acquisitions and Dispositions—Cooperative Beauty Ventures, L.L.C.).

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

        On December 31, 2004, the Former CEO defaulted on her obligation to repay a stockholder note receivable. As a result, iVillage took ownership of the 20,000 shares of iVillage common stock that collateralized the note. The shares were valued at iVillage's closing price on December 31, 2004 of $6.18, which represent a value of approximately $0.1 million. In connection with this transaction, iVillage partially reversed a previously established reserve against the note of approximately $0.1 million.

Note 15—Income Taxes

        The components of the net deferred tax asset as of December 31, 2004 and 2003 consist of the following:

	2004	2003
	(in thousands)
Operating loss carryforward	$26,742	$123,881
Depreciation and amortization	6,334	5,233
Bad debt allowance and reserves	512	739
Unearned compensation	—	1,065
Other	178	840

Net deferred tax asset	33,766	131,758
Less, valuation allowance	(33,766)	(131,758)

Deferred tax asset	$—	$—

        The difference between iVillage's U.S. federal statutory rate of 34%, as well as its state and local rate, net of a federal benefit, of 7%, when compared to the effective rate is principally comprised of the valuation allowance.

        iVillage has undergone several ownership changes as defined by Section 382 of the Internal Revenue Code. As of December 31, 2004, iVillage has a net operating loss carryforward for federal income tax purposes of approximately $306.3 million, of which approximately $7.8 million are subject to an annual limitation of approximately $0.6 million, approximately $237.9 million are subject to an annual limitation of $1.3 million and approximately $60.6 million have no annual limitation. The net operating loss carryforwards begin to expire in 2010. Future changes in iVillage's ownership may result in annual limitations on the amount of carryforwards which iVillage can realize in future periods. The net deferred tax asset has been fully reserved due to the uncertainty of iVillage's ability to realize this asset in the future. To the extent that deferred tax assets created as a result of iVillage acquisitions reverse in future periods, the benefit of the reversal will be recorded as goodwill. In addition, to the extent that deferred tax assets, created as a result of excess stock compensation deduction, reverse in future periods, the benefit of this reversal will be recorded as additional paid in capital.

        iVillage is subject to various state and local taxes, which are typically based on a minimum tax due, a capital based computation or on taxable income. State and local tax expense was approximately $0.5 million, $0.4 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 16—Subsequent Events

        On January 7, 2005, iVillage acquired all of the outstanding equity of Healthology, Inc., a privately held company that is a leading producer and distributor of physician-generated video- and article-based health and medical information on the internet. The aggregate purchase price, inclusive of closing costs, was approximately $17.5 million consisting of approximately $15.7 million in cash and 205,908 shares of iVillage's common stock. iVillage is currently conducting a purchase price allocation.

Note 17—Quarterly Results of Operations (unaudited)

        The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003:

	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2004
Revenue	$15,507	$16,498	$16,698	$18,200

Net (loss) income from continuing operations	$(864)	$84	$1,139	$2,318

Discontinued operations	—	—	—	$69

Net (loss) income	$(864)	$84	$1,139	$2,387

Basic and diluted net (loss) income per share	$(0.01)	$0.00	$0.02	$0.03

2003
Revenue	$12,592	$13,204	$13,562	$15,863

Net (loss) income	$(6,136)	$(12,059)	$(9,266)	$332

Basic and diluted net (loss) income per share	$(0.11)	$(0.22)	$(0.17)	$0.01

Schedule I

iVILLAGE INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(in thousands)
For the year ended December 31, 2002:
Provision for doubtful accounts	$2,286	$552	$(443)	(1)	$1,085	(2)	$1,310

For the year ended December 31, 2003:
Provision for doubtful accounts	$1,310	$258	$78	(3)	$512	(2)	$1,134

For the year ended December 31, 2004:
Provision for doubtful accounts	$1,134	$6	$3	(3)	$133	(2)	$1,010

(1)
Increase (decrease) in allowance for doubtful accounts in connection with valuation of receivables from the acquisitions of Women.com and Promotions.com.

(2)
Doubtful accounts written off, net of cash received.

(3)
Doubtful accounts written off against revenue.

S-1

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-A/A registration statement, File No. 000-25469, filed on April 4, 2004).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2004, File No. 000-25469, filed on August 8, 2004).
4.1	Form of Registrant's common stock certificate (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, File No. 000-25469 filed on June 30, 2004).
10.1
Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No.333-68749, filed on February 24, 1999).
10.2*
1995 Amended and Restated Employee Stock Option Plan, as amended, of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, File No. 333-86999, filed on September 13, 1999).
10.3*
1997 Amended and Restated Acquisition Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, File No. 333- 68749, filed on December 11, 1998).
10.4*
Amended and Restated 1999 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, File No. 333- 31988, filed on March 8, 2000).
10.5*	1999 Director Option Plan of the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 333-85437, filed on August 17, 1999).
10.6*	1999 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, File No. 333-85437, filed on August 17, 1999).
10.7*
1999 Acquisition Stock Option Plan, as amended, of the Registrant (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 File No. 333-86999, filed on September 13, 1999).
10.8*
Amended and Restated 1999 Non-Qualified Stock Option Plan, as amended by Amendment Number 2 (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4, File No. 333-84532, filed on March 19, 2002).
10.9*
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
10.20*
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

10.23
Amended and Restated Magazine Content License and Hosting Agreement, dated January 29, 2001, between Hearst Communications, Inc. and Women.com Networks, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-4, File No. 333- 84532, filed on March 19, 2002).
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
10.26
Website Services Agreement, dated as of December 19, 2003, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-K Annual Report for the year ended December 31, 2003, File No. 000-25469, filed on March 30, 2004).
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
10.30*
Form of Severance Agreement between the Registrant and certain executive officers of the Registrant (incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-K Annual Report for the year ended December 31, 2002, File No. 000-25469, filed on March 31, 2003).
10.31*
Separation Agreement, dated July 22, 2003, from the Registrant to Nancy Evans (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q Quarterly Report, File No. 000- 25469, filed on August 14, 2003)
10.32
Website Services Agreement, dated as of July 1, 2004, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q Quarterly Report for the period ended June 30, 2004, File No. 000-25469, filed on August 8, 2004).
10.33	Healthology Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, File No. 000-25469, filed on January 13, 2005).
10.34	Employment Agreement, dated January 7, 2005, between Steven Haimowitz and Healthology, Inc., a subsidiary of the Registrant.
11	Computation of earnings per share
14.1	Code of Business Conduct and Ethics, as amended February 18, 2005.

14.2
Code of Ethics for Senior Executive Officers (incorporated by reference to Exhibit 99.2 to the Registrant's Form 10-K Annual Report for the year ended December 31, 2003, File No. 000-25469, filed on March 30, 2004).
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certifications of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1
Certifications of the Principal Executive Officer and Principal Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
iVillage Inc. FORM 10-K TABLE OF CONTENTS
TRADEMARKS
PART I
Overview
iVillage.com
Women.com
gURL.com
Astrology.com
Substance.com
GardenWeb.com
Healthology
iVillage Parenting Network
Lamaze Publishing
IVIP
Promotions.com
Public Affairs Group
iVillage Consulting
iVillageSolutions
Other Operational Activities
Long Lived Assets
Employees
Sales, Marketing and Public Relations
Operating Infrastructure
Competition
Intellectual Property, Proprietary Rights and Domain Names
Available Information
Executive Officers
PART II
Overview
Critical Accounting Policies
Results of Operations
Recent Events
Liquidity and Capital Resources
Off-Balance Sheet Arrangements
Recent Accounting Pronouncements
Legal Proceedings
Risk Factors
Risks of our Business
Risks Related to Our Industry
Risks Related to Our Common Stock
Evaluation of Disclosure Controls and Procedures
Changes in Internal Controls
Management's Report on Internal Control Over Financial Reporting
PART III
PART IV
SIGNATURES
iVILLAGE INC. AND SUBSIDIARIES Index of Consolidated Financial Statements and Financial Statement Schedule
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
iVILLAGE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
iVILLAGE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
iVILLAGE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)
iVILLAGE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
iVILLAGE INC. AND SUBSIDIARIES NOTES TO CONDOLIDATED FINANCIAL STATEMENTS
iVILLAGE INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX