Form 10-Q
period 2005-03-31
IVILLAGE INC
filed 2005-05-10
CIK 1074767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
if Changed since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of May 9, 2005, the registrant had outstanding 72,157,081 shares of common stock.

iVillage Inc.

Form 10-Q

For the Quarter ended March 31, 2005

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.	Exhibits

Signatures

Exhibit Index

TRADEMARKS

iVillage®, iVillage.com®, gURL.com®, Newborn Channel®, WebStakes.com®, iVillage Consulting®, iVillage Solutions® and Healthology® are registered trademarks of iVillage Inc. The stylized iVillage logo, “the Internet for Women”, Astrology.com, Baby Steps, Public Affairs Group, Inc., Business Women’s Network, Business Women’s Network Government, Diversity Best Practices, Best Practices In Corporate Communications, Promotions.com, HealthCentersOnline, Inc. and iVillage.co.uk are trademarks of iVillage Inc. All other brand names, trademarks or service marks referred to in this report are the property of their owners.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

iVillage Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$70,281	$83,046
Accounts receivable, less allowance for doubtful accounts of $980 and $1,010 as of March 31, 2005 and December 31, 2004, respectively	9,523	9,159
Accounts receivable - related parties	592	549
Prepaid rent	318	318
Other current assets	4,118	3,740
Total current assets	84,832	96,812

Fixed assets, net	8,669	8,381
Goodwill,	36,885	23,241
Intangible assets, net	13,576	8,832
Prepaid rent, net of current portion	3,165	3,203
Other assets	79	79
Total assets	$147,206	$140,548

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$11,361	$9,933
Accounts payable and accrued expenses - related parties	130	209
Deferred revenue	7,019	2,080
Deferred rent	144	144
Other current liabilities	24	24
Total current liabilities	18,678	12,390

Deferred rent, net of current portion	1,304	1,339
Total liabilities	19,982	13,729

Commitments and contingencies (Note 8)	—	—

Stockholders’ equity:
Preferred stock - par value $.01, 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	—	—
Common stock - par value $.01, 200,000,000 shares authorized; 73,033,226 and 72,695,263 shares issued at March 31, 2005 and December 31, 2004, respectively; 71,972,375 and 71,634,412 shares outstanding as of March 31, 2005 and December 31, 2004, respectively	731	727
Additional paid-in capital	619,732	617,958
Treasury stock at cost (1,060,851 shares as of March 31, 2005 and December 31, 2004, respectively)	(766)	(766)
Unearned compensation	(107)	—
Accumulated deficit	(492,366)	(491,100)
Total stockholders’ equity	127,224	126,819
Total liabilities and stockholders’ equity	$147,206	$140,548

The accompanying notes are an integral part of these condensed consolidated financial statements

CONFIDENTIAL

iVillage Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2005	2004

Revenues:
Revenues	$15,722	$13,400
Revenues – related parties	1,552	2,107
Total revenues	17,274	15,507

Operating expenses:
Editorial, product development and technology	8,239	7,511
Sales and marketing	5,936	4,385
General and administrative	2,989	2,908
Depreciation and amortization	1,804	1,804
Total operating expenses	18,968	16,608

Loss from operations	(1,694)	(1,101)

Interest income, net	352	18
Other income, net	—	52
Gain on sale of joint venture interest	76	167
Net loss	$(1,266)	$(864)

Per share data:

Basic and diluted net loss per share	$(0.02)	$(0.01)
Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	71,928	58,443

The accompanying notes are an integral part of these condensed consolidated financial statements

iVillage Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,266)	$(864)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	1,804	1,804
Deferred rent amortization	(36)	(36)
Bad debt expense	12	—
Expense recognized in connection with issuance of stock options	3	—
Gain on sale of joint venture interest	(76)	(167)

Changes in operating assets and liabilities:
Accounts receivable	1,715	900
Prepaid rent	38	38
Other assets	(242)	(258)
Accounts payable and accrued expenses	50	(923)
Deferred revenue	(475)	(172)

Net cash provided by operating activities	1,527	322

Cash flows from investing activities:
Purchase of fixed assets	(499)	(545)
Cash paid less cash acquired for acquisition of Healthology, Inc.	(14,042)	—
Cash paid for acquisition of The Virtual Mirror, Inc.	(5)	—
Proceeds from the sale of joint venture interest	76	75

Net cash used in investing activities	(14,470)	(470)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	178	576
Principal payments on stockholders’ notes receivable	—	114
Net cash provided by financing activities	178	690

Net (decrease) increase in cash for the period	(12,765)	542
Cash and cash equivalents, beginning of period	83,046	15,823
Cash and cash equivalents, end of period	$70,281	$16,365

Supplemental disclosure of non-cash investing and financing activities:

During the three months ended March 31, 2005, iVillage acquired Healthology Inc. partially through the issuance of our common stock and options to purchase our common stock (see Note 7).

The accompanying notes are an integral part of these condensed consolidated financial statements

iVillage Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Basis of Presentation

iVillage is “the Internet for women” and consists of several online and offline media-based properties, including the iVillage.com Web site, or iVillage.com, Healthology, Inc., or Healthology, iVillage Consulting, The Virtual Mirror, Inc., operator of the GardenWeb.com Web site, or GardenWeb.com, Promotions.com, Inc., Knowledgeweb, Inc., operator of the Astrology.com Web site, or Astrology.com, iVillage Parenting Network, Inc., or IVPN, and Public Affairs Group, Inc., or PAG. Following is a synopsis of certain of our operational activities, subsidiaries and divisions:

Subsidiary or Division	Operational Activity

iVillage.com	An online destination providing practical solutions on a range of topics and everyday support for women 18 years of age and over.

Healthology

Acquired on January 7, 2005, Healthology distributes physician-generated videos and articles providing health and medical information via the Healthology.com Web site, or Healthology.com, and a syndication network, and provides Web site creation and development services to healthcare related organizations.

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

iVillage has had positive cash flows from operations for the last six quarters. Management believes that iVillage’s current funds are sufficient to enable iVillage to meet its planned expenditures through at least the next twelve months. Factors that could adversely affect iVillage’s operations include the loss of any of iVillage’s major customers, a significant downturn in the advertising market or economy in general, and iVillage’s ability to generate significantly increased annual revenues.

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

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements of iVillage as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, respectively, included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Article 10 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with iVillage’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate intercompany elimination adjustments, necessary to present fairly the financial position of iVillage at March 31, 2005 and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004, respectively. The results for the three months ended March 31, 2005 are not necessarily indicative of the expected results for the full fiscal year or any future period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of iVillage and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

In accordance with Statement of Financial Accounting Standard, or SFAS, No. 131, “Disclosures About Segments of an Enterprise and Related Information”, or SFAS 131, segment information is being reported consistent with iVillage’s method of internal reporting. In accordance with SFAS 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. iVillage is organized primarily by subsidiaries and divisions. iVillage’s subsidiaries and divisions have no operating managers who report financial information directly to the chief operating decision maker. The chief operating decision maker reviews information at a consolidated results of operations level, although the chief operating decision maker does review revenue results of subsidiaries and divisions. As a result, iVillage’s discussion of revenue has been organized into separate subsidiaries and divisions, however operating expenses and results of operations are discussed on a combined basis.

Revenues, Receivables and Customer Concentration

Our five largest customers accounted for approximately 23% of total revenues for the three months ended March 31, 2005, and approximately 37% of total revenues for the corresponding period in 2004.  No single customer accounted for more than 10% of our total revenues for the three months ended March 31, 2005. Wal-Mart Stores, Inc. and its affiliates, or Wal-Mart, accounted for approximately 15%, and Hearst Communications, Inc. and its affiliates, or Hearst, a related party, accounted for approximately 12%, of total revenues for the three months ended March 31, 2004. At March 31, 2005 and December 31, 2004, no single customer accounted for more than 10% of total net accounts receivable. The significance of revenues from any of our customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives. We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers.

Included in total revenues are barter transactions which totaled approximately $1.7 million, or 10% of total revenues, for the three months ended March 31, 2005.  For the corresponding period in 2004, barter transactions totaled approximately $0.8 million, or 5% of total revenues.

Fixed Assets and Intangibles

Depreciation of equipment, furniture and fixtures, and computer software is provided for by the straight-line method over their estimated useful lives ranging from one to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions and expenditures which extend the useful lives of existing assets are capitalized, and repairs and maintenance costs are charged to operations as incurred. Amortization of intangible assets are over the expected life of the related asset and range from one to ten years. iVillage has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144, regarding the recognition and measurement of the impairment of long-lived assets to be held and used.

iVillage assesses the recoverability of its fixed assets and intangible assets by determining whether the unamortized balance over the assets remaining life can be recovered through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk associated when estimating future discounted cash flows. Future cash flows are based on trends of historical performance and iVillage’s estimate of future performances, giving consideration to existing and anticipated competitive and economic conditions.

Web Site Development Costs

iVillage accounts for Web site development costs in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-2, “Accounting for Web Site Development Costs”, or EITF 00-2, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Amortization of Web site development costs is provided for by the straight-line method over the estimated useful life of two years. Development costs of approximately $0.3 million for the three months ended March 31, 2005 were capitalized. Amortization expense of Web site development costs was approximately $0.1 million for the three months ended March 31, 2005.  Development costs of approximately $0.1 million were capitalized for the three months ended March 31, 2004.  No amortization expense was recorded for the three months ended March 31, 2004.

Goodwill

SFAS No. 141, “Business Combinations” requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets”, or SFAS 142. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill.  An impairment loss will be recognized in an amount equal to the difference. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or other market based comparables. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.  (See Note 2 – Goodwill).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Significant estimates and assumptions made by iVillage include those related to fair values utilized to allocate revenue under the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issued No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables," or EITF 00-21, the useful lives of fixed assets and intangible assets, the recoverability of fixed assets, goodwill, intangible assets and deferred tax assets, the allocation of purchase price to the fair value of net assets acquired in acquisitions, the allowance for doubtful accounts and the assessment of expected probable losses (if any) of claims and potential claims.

Accrued Expenses

In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three months ended March 31, 2005, iVillage reversed no previously established accruals. For the three months ended March 31, 2004, iVillage reversed approximately $30,000 of accruals included in operating expenses due to changes in estimates previously provided for.

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

The difference between iVillage's U.S. federal statutory rate of 34%, as well as iVillage's state and local rate, net of its federal benefit of 7%, when compared to its actual effective tax rate of 0%, is principally attributed to valuation allowance provided for its deferred tax assets generated during the period. iVillage has a full valuation allowance on iVillage's net deferred tax assets. If iVillage generates pre tax income in future periods, a partial or full reversal of the valuation allowance against the deferred tax assets may be required, and such reversal may be material in the period in which the reversal is recorded. The decision to reverse the valuation allowance will, among other things, consider iVillage's profitability in recent periods, as well as our future profitability and available tax planning strategies.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net loss per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

Included in the March 31, 2005 and March 31, 2004 calculation of weighted average number of shares of common stock outstanding are 56,995 shares and 62,467 shares, respectively, which have not been issued.  These shares are being held for former Women.com Networks, Inc., or Women.com, and Promotions.com stockholders that have not yet exchanged their respective shares for shares of iVillage during the periods presented, but are entitled to do so.

Stock options and warrants in the amount of 9,081,329 shares for the three months ended March 31, 2005 were not included in the computation of diluted net income per share as they were anti-dilutive.  Stock options and warrants in the amount of 9,810,612 shares for the three months ended March 31, 2004, were not included in the computation of diluted net loss per share as they were anti-dilutive as a result of net losses during the period presented.

Stock-Based Compensation

iVillage applies Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations in accounting for its stock option issuances, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. No compensation cost related to grants of stock options was reflected in iVillage’s net loss, as all options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. In January 2005, in conjunction with the acquisition of Healthology (See Note 7 – Business Acquisitions), all outstanding options to purchase Healthology common stock were converted into options to purchase shares of iVillage common stock at a predetermined exchange ratio. The fair value of the converted options as determined by the Black Scholes model was $0.3 million. A deferred compensation charge of approximately $0.1 million was calculated as a portion of the converted options were unvested at the acquisition date and contained a continued service requirement. Compensation cost related to the converted Healthology options, as well as a modification of stock option terms in general, is measured at the fair value of iVillage’s common stock at the measurement date and is amortized to expense over the vesting period. Compensation costs related to the modification of stock option terms were no amount for the three months ended March 31, 2005 and 2004. If compensation cost for iVillage’s stock options, utilizing the Black Scholes model, had been determined based on the fair value of the stock options at the grant date for awards in the three months ended March 31, 2005 and 2004 consistent with the provisions of SFAS 123, iVillage’s net loss would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31,
	2005	2004
	($ in thousands except per share data)
Net loss- as reported	$(1,266)	$(864)
Stock-based compensation expense determined under SFAS 123	(768)	(960)
Net loss - pro forma	$(2,034)	$(1,824)
Basic and diluted net loss per share – as reported	$(0.02)	$(0.01)
Basic and diluted net loss per share – pro forma	$(0.03)	$(0.03)

Because options vest over several years and additional option grants are expected to be made in future years, the above pro forma results are not representative of the pro forma results for the full fiscal year or any future periods.

The weighted average assumptions used for grants made in 2005 and 2004 are as follows:

	Options granted during the three months ended March 31,
	2005	2004

Risk-free interest rate	3.24%	2.65%
Expected option life	3 years	4 years
Dividend yield	0.00%	0.00%
Volatility	80%	101.00%

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS Statement No. 123(R), “Share-Based Payments”, or SFAS 123(R), which revises SFAS 123, supersedes APB 25 and amends FASB Statement No. 95 “Statement of Cash Flows”, or FAS 95. The statement requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.

The statement addresses the accounting for share-based payment transactions in which iVillage receives employee services in exchange for either equity instruments of iVillage or liabilities that are based on the fair value of iVillage’s equity instruments or that may be settled by the issuance of such equity instruments. In addition, iVillage’s stock employee purchase plan will need to be modified to comply with SFAS 123(R). This statement is effective for public companies for interim or annual periods beginning January 1, 2006.  The statement could have a significant impact on the consolidated statement of operations as iVillage will be required to expense the fair value of stock option grants. iVillage has not yet determined which adoption method it will utilize.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”, or SFAS 153.  SFAS 153 eliminates an exception for nonmonetary exchanges of similar productive assets under APB Opinion No. 29, and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS 153 is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  iVillage believes that the future adoption of SFAS 153 will not have a material impact on its financial statements.

Note 2 - Goodwill

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

During the first quarter of 2005, iVillage acquired Healthology (See Note 7 – Business Acquisitions), and incurred approximately $5,000 of additional costs related to the acquisition of The Virtual Mirror, Inc., which was acquired in November 2004.  The following table sets forth the components of goodwill as of December 31, 2004 and March 31, 2005 (in thousands):

	December 31, 2004	Acquisition	Impairment losses	March 31, 2005
Reporting unit – 1	$19,778	$13,644	$—	$33,422
Reporting unit – 2	1,693	—	—	1,693
Reporting unit – 3	1,770	—	—	1,770
	$23,241	$13,644	$—	$36,885

Reporting unit – 1 includes iVillage Inc., Women.com Networks, Inc., Healthology, Inc., The Virtual Mirror, Inc., Knowledgeweb, Inc., and Cooperative Beauty Ventures, L.L.C.

Reporting unit – 2 includes iVillage Parenting Network, Inc., Lamaze Publishing Company and iVillage Integrated Properties, Inc.

Reporting unit – 3 includes Public Affairs Group, Inc.

Note 3 - Intangible Assets

iVillage reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS 144.  During the first quarter of 2005, iVillage acquired Healthology (See Note 7 – Business Acquisitions).

Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from one to ten years.  The following table sets forth the components of the intangible assets subject to amortization as of March 31, 2005 and December 31, 2004 (in thousands):

		March 31, 2005				December 31, 2004
	Range of useful life	Gross carrying amount	Acquisition	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Advertiser and member lists and customer contracts	2-10 years	$20,777	$1,884	$(14,282)	$8,379	$20,777	$(13,719)	$7,058

Trademarks and domain names	3 years	3,364	913	(3,309)	968	3,364	(3,200)	164

Licensing agreement	10 years	2,900	—	(1,627)	1,273	2,900	(1,555)	1,345

Technology	3 years	935	64	(904)	95	935	(821)	114

Non-competition agreements	1 years	810	181	(824)	167	810	(810)	—

Content	3 years	757	2,914	(977)	2,694	757	(606)	151
		$29,543	$5,956	$(21,923)	$13,576	$29,543	$(20,711)	$8,832

Amortization expense for the three months ended March 31, 2005 and 2004 were approximately $1.2 million, respectively.

Estimated amortization expense for the twelve months ending March 31 are as follows (in thousands):

2006	$4,224
2007	3,743
2008	3,164
2009	1,760
2010	685
$13,576

Note 4 – Deferred Gain on Sale of Joint Venture Interest

In March 2003, iVillage and Tesco.com Limited, a division of Tesco, PLC, or Tesco, restructured the terms of their joint venture so that Tesco purchased iVillage’s entire ownership interest in iVillage UK Limited, or iVillage UK. iVillage and Tesco also entered into a twenty-year license agreement for the use of certain of iVillage’s content and intellectual property subject to earlier termination upon the occurrence of certain events, for the greater of a minimum monthly license fee or a percentage of iVillage UK’s gross revenues. (See Note 10 - Subsequent Events – iVillage UK Limited)

All monies received by iVillage under the license agreement will be classified as other income and will be included in the condensed consolidated statements of operations as a gain on sale of joint venture interest. iVillage has earned approximately $0.1 million for the three months ended March 31, 2005 and approximately $0.2 million for the three months ended March 31, 2004 for services provided.  As of March 31, 2005 and December 31, 2004, iVillage was owed approximately $0.1 million for license fees.

Note 5 – Discontinued Operations

As of March 31, 2005 and December 31, 2004, approximately $24,000 of current liabilities of discontinued operations are included in the caption “Other current liabilities” in the consolidated balance sheets, respectively.

Note 6 – Related Party Transactions

American Online, Inc., a division of Time Warner Inc.

                American Online, Inc., a division of Time Warner Inc., or AOL, is a stockholder of iVillage. Additionally a member of the board of directors was an employee of AOL through June 2004. Commenced with the fourth quarter of 2004, AOL is no longer reported as a related party.

                Included in the caption "Revenues-related parties" in the condensed consolidated statements of operations is approximately $38,000 for the three months ended March 31, 2004 relating to revenues recognized from AOL.

Hearst Communications, Inc.

                As of March 31, 2005, Hearst owned approximately 25% of iVillage’s outstanding common stock.

                From time to time, iVillage has provided production services outside the scope of its Web site services and amended and restated magazine content and hosting agreements with Hearst.

                Revenues, net of royalty payments, from Hearst, were approximately $1.5 million for the three months ended March 31, 2005, and approximately $1.9 million for the three months ended March 31, 2004.  As of March 31, 2005 and December 31 2004, iVillage had a net receivable from this stockholder of approximately $0.4 million.

Catalyst Group Design, Inc.

Our Senior Vice President and Editor in-Chief is the spouse of the Chief Executive Officer of Catalyst Group Design, Inc., or Catalyst Group Design. In 2004, iVillage entered into several agreements totaling approximately $0.3 million with Catalyst Group Design, for services related to the redesign of iVillage’s Web site and several revenue contracts of iVillage. In the first quarter of 2005, iVillage entered into one agreement with Catalyst Group Design for services related to the redesign of iVillage’s Astrology.com Web site for approximately $0.1 million.  To date, iVillage has capitalized approximately $0.1 million of these fees as Web site development costs, approximately $0.1 million as prepaid expenses and approximately $0.1 million have been expensed. As of March 31, 2005 and December 31, 2004, iVillage owed Catalyst Group Design approximately $0.1 million.

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

During the first quarter of 2005, iVillage signed, launched and completed one new advertising agreement with Waterfront Media, and also completed the remaining contract from 2004. Revenues from Waterfront Media were approximately $0.1 million for the three months ended March 31, 2005, and approximately $0.2 million for the three months ended March 31, 2004. At March 31, 2005, iVillage was owed a receivable of approximately $0.1 million, and at December 31, 2004, iVillage was owed a receivable of approximately $44,000 from Waterfront Media.

Note 7 – Business Acquisitions

Healthology, Inc.

On January 7, 2005, iVillage acquired all of the outstanding equity of Healthology, a privately held company that is a producer and distributor of physician-generated video- and article-based health and medical information (via the internet). The aggregate purchase price, inclusive of closing costs, was approximately $17.4 million, consisting of approximately $15.8 million in cash, 205,908 shares of iVillage’s common stock and $0.3 million of common stock options (See Note 1 – Organization and Basis of Presentation – Stock-Based Compensation).  Approximately $1.7 million, in the aggregate, of cash and common stock with the fair value of $1.2 million based on the five day average closing price of iVillage's common stock as reported by the NASDAQ National Market prior to the acquisition date, of the purchase price was deposited into an escrow fund to cover possible indemnification claims.  Approximately $0.6 million of the escrow fund, representing the cash portion, is eligible for release after 18 months, with the remaining approximately $1.1 million, representing the stock portion, eligible for release after 24 months.  The difference between the purchase price and the fair value of the acquired net assets of Healthology of approximately $13.6 million was recorded as goodwill (See Note 2-Goodwill). iVillage has not finalized the allocation of the purchase price. iVillage, however, does not expect the final allocation to differ materially from the preliminary allocation.

The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

Working capital	$(2,220)
Fixed assets	54
Content	2,914
Customer contracts	1,884
Domain names	913
Non-competition agreement	181
Technology	64
Goodwill	13,639
$17,429

No pro forma information is included as the acquisition of Healthology would not have had a material impact on the consolidated results of operations of iVillage.

Note 8 – Commitments and Contingencies

Leases

iVillage leases office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of March 31, 2005, for the next five years:

Twelve months ending March 31:	(in thousands)
2006	$1,964
2007	1,729
2008	1,532
2009	1,517
2010	1,475
Thereafter	5,512
$13,729

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

Litigation

In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2005 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition any monetary liability or financial impact to iVillage from these matters would not be material to iVillage’s results of operations and financial condition.

Several plaintiffs have filed class action lawsuits in federal court against iVillage, several of its present and former executives and its underwriters in connection with its March 1999 initial public offering.  A similar class action lawsuit was filed against Women.com, several of its former executives and its underwriters in connection with Women.com’s October 1999 initial public offering.  The complaints generally assert claims under the Securities Act of 1933, as amended, the Exchange Act and the rules and regulations of the SEC.  The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys’ fees.

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

On June 25, 2004, the plaintiffs filed a motion for preliminary approval of the settlement with the court, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and certain underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004.  On February 15, 2005, the court issued an opinion and order granting preliminary approval to the settlement and ordering the plaintiffs and issuer defendants to submit to the court a revised settlement stipulation consistent with the court’s order.  Pursuant to the court’s instruction, the parties to the settlement agreement submitted the revised settlement stipulation on May 2, 2005, and the underwriters have until May 16, 2005 to submit any comments or objections to the revised settlement stipulation. The court has indicated that assuming the revised settlement stipulation is timely submitted and is acceptable to the court, notice to the plaintiff class members will be sent out in the beginning of September 2005 and a final hearing to allow for any plaintiff to object to the settlement will take place on January 9, 2006.

iVillage, with the advice of outside legal counsel, believes that the lawsuits and claims asserted against iVillage pursuant to this complaint are without merit and intends to vigorously defend against these claims. iVillage does not believe that any of these legal proceedings will have a material and adverse effect on iVillage’s results of operations or financial condition.

Note 9 – Capital Stock

Warrants

As of March 31, 2005 and December 31, 2004, there were outstanding warrants to purchase 5,282 shares of iVillage common stock with an exercise price of $14.35 per share, respectively. The warrants expire on June 9, 2007.

Note 10 – Subsequent Events

HealthCentersOnline, Inc.

On April 8, 2005, iVillage acquired all of the outstanding equity of HealthCentersOnline, Inc., or HealthCentersOnline, a privately-held, online destination for physician-edited information on health conditions, treatments and preventative care for patients.  The aggregate purchase price was approximately $12.0 million, consisting of approximately $11.0 million in cash and $1.0 million in equity consideration, representing 166,945 shares of iVillage’s common stock with a deemed stock value of $5.99 per share.

iVillage UK Limited

On April 29, 2005, iVillage, through its subsidiary, iVillage Limited, acquired from iVillage UK Limited, a subsidiary of Tesco, the iVillage.co.uk Web site and certain related assets. The purchase price was approximately $0.2 million in cash and was structured as an asset purchase. In connection with the acquisition, iVillage UK Limited and iVillage terminated a license agreement pursuant to which iVillage previously licensed content and certain other intellectual property to iVillage UK Limited (See Note 4 – Deferred Gain on Sale of Joint Venture Interest).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements in this Quarterly Report on Form10-Q, including statements contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. The words or phrases “can be”, “expects”, “may affect”, “may depend”, “anticipates”, “believes”, “estimates”, “plans”, “projects”, and similar words and phrases are intended to identify such forward-looking statements. These forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future results, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, some of which are beyond our control. In addition to the risks discussed below in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other public filings, press releases and statements by our management, factors that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied in such forward looking statements include:

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

When used in this Quarterly Report on Form 10-Q and unless otherwise specified, “iVillage,” “we,” “our” and “us” refer to iVillage Inc. and its consolidated subsidiaries.

Overview

The following management’s discussion and analysis is intended to provide information necessary to understand our consolidated financial statements and highlight certain other information which, in the opinion of our management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. It is organized as follows:

•                  The section entitled “iVillage Background,” briefly describes the organization of our business by subsidiary or division.

•                  “Critical Accounting Policies” discusses each of our most critical accounting policies, including revenue recognition, fixed assets and intangibles, Web site development costs, goodwill, income taxes, allowance for doubtful accounts, and management estimates and assumptions.

•                  “Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides detailed narrative regarding significant changes in our results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

•                  “Liquidity and Capital Resources” discusses our liquidity, cash flows for the three months ended March 31, 2005 compared to those for the three months ended March 31, 2004, factors that may influence our future cash requirements and the status of certain contractual obligations as of March 31, 2005.

•                  “Recent Accounting Pronouncements” discusses the significance of various recent accounting pronouncements to our financial reporting.

•                  “Legal Proceedings” discusses the status of litigation relating to our initial public offering as well as that of Women.com.

•                  “Risk Factors” discusses various risks and uncertainties associated with our business.

iVillage Background

Founded in 1995, iVillage is “the Internet for women” and consists of several online and offline media-based properties, including iVillage.com, Healthology, iVillage Consulting, GardenWeb.com, Promotions.com, Astrology.com, IVPN and PAG. Following is a synopsis of certain of our operational activities, subsidiaries and divisions:

Subsidiary or Division	Operational Activity

iVillage.com	An online destination providing practical solutions on a range of topics and everyday support for women 18 years of age and over.

Healthology

Acquired on January 7, 2005, Healthology distributes physician-generated videos and articles providing health and medical information via the Healthology.com Web site, or Healthology.com, and a syndication network, and provides Web site creation and development services to healthcare related organizations.

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

The discussion and analysis below indicates the results of operations of GardenWeb.com since November 22, 2004 and Healthology, Inc. since January 7, 2005.

Critical Accounting Policies

Revenue Recognition

iVillage.com

The discussion and analysis below related to iVillage.com also includes information related to our Healthology, Promotions.com, Inc., Substance.com, Women.com and GardenWeb.com subsidiaries and gURL.com, iVillage Consulting and iVillageSolutions divisions.

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

Revenues from Healthology are also included in sponsorship and advertising revenues. Healthology’s revenues are derived primarily from contracts in which Healthology creates, provides and distributes health related content and streaming media. We recognize revenue from Healthology’s contracts straight-line over the expected period we will provide services and when the collection of the receivable is reasonably assured.

For contracts with multiple elements, namely those that include delivered and undelivered products, or advertising and production revenue, we allocate revenue to each element based on evidence of its fair value under EITF 00-21. Evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. We recognize revenue allocated to each element when the criteria for revenue set forth above are met.

Barter revenues generally represent exchanges by us of advertising space on our Web sites for reciprocal advertising space on or traffic from other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered in accordance with EITF No. 99-17, “Accounting for Advertising Barter Transactions”. Fair value of advertisements delivered is based upon our recent practice of receiving cash for similar advertisements. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are generally recognized when our advertisements are displayed on the reciprocal Web sites or properties, generally in the same period as when advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are included as part of sales and marketing expenses.

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

IVPN

IVPN’s revenues have been derived primarily from advertising placements in IVPN’s publications, videos and Web site, and broadcasts of The Newborn Channel, The Newborn Channel-Spanish, currently offered as an audio overlay to The Newborn Channel, and The Wellness Channel, or collectively, the Channels.  In addition, sponsorship and advertising revenues are generated through a sampling and coupon program, which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant parents. Sponsorship and advertising revenues are recognized on a straight-line basis over the term of the contract, provided that IVPN has no continuing obligations and the collection of the receivable is reasonably assured.

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

IVPN charges an annual fee paid by hospitals for their receipt of broadcasts of the Channels. Contracts related to this fee typically range from three to five years in length. IVPN recognizes revenues from these fees ratably over the term of the agreement provided the collection of the receivable is reasonably assured.

PAG

Revenues from PAG are generated primarily through subscription-based programs that convey current best practices for both diversity issues in the workplace and corporate communications, the hosting of events, including an annual two-day summit and gala event that focuses on diversity and women, and consulting agreements. PAG recognizes revenue from subscriptions ratably over the term of the subscription agreement, from the events when the events are held, and from the consulting agreements ratably over the term of the agreement or upon completion of the deliverable, provided the collection of the receivable is reasonably assured.

Fixed Assets and Intangibles

Depreciation of equipment, furniture and fixtures and computer software is provided for by the straight-line method over their estimated useful lives ranging from one to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions, and expenditures which extend the useful lives of existing assets, are capitalized, and repairs and maintenance costs are charged to operations as incurred. Amortization of intangible assets are over the expected life of the related asset and range from one to ten years. Effective January 1, 2002, we adopted SFAS 144 regarding the recognition and measurement of the impairment of long-lived assets to be held and used.

We assess the recoverability of our fixed assets and intangible assets by determining whether the unamortized balance over the assets’ remaining life can be recovered through undiscounted forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk associated when estimating future discounted cash flows. Future cash flows are based on trends of historical performance and our estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Web Site Development Costs

We account for Web site development costs in accordance with the provisions of EITF 00-2 which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Amortization of Web site development costs is provided for by the straight-line method over the estimated useful life of two years.

Goodwill

SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS 142. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the difference. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

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

The difference between our U.S. federal statutory rate of 34%, as well as our state and local rate, net of our federal benefit of 7%, when compared to our actual effective tax rate of 0%, is principally attributed to a valuation allowance provided for our deferred tax assets generated during the period . We have a full valuation allowance on our net deferred tax assets. If we generate pre tax income in future periods, a partial or full reversal of the valuation allowance against the deferred tax assets may be required, and such reversal may be material in the period in which the reversal is recorded. The decision to reverse the valuation allowance will, among other things, consider our profitability in recent periods, as well as our future profitability and available tax planning strategies.

Allowance for Doubtful Accounts

We assess the required amount of allowance for doubtful accounts based on past experience, our review of the accounts receivable agings and our analysis of specific customer accounts.

Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and assumptions made by us include those related to fair values utilized to allocate revenue under EITF 00-21, the useful lives of fixed assets and intangible assets, the recoverability of fixed assets, goodwill intangible assets and deferred tax assets the allocation of purchase price to the fair value of net assets acquired in acquisitions, the allowance for doubtful accounts and the assessment of expected probable losses (if any) of claims and potential claims.

Results of Operations

In accordance with SFAS 131, segment information is being reported consistent with our method of internal reporting. Operating segments, as defined by SFAS 131, are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We are organized primarily by subsidiaries and divisions. Our subsidiaries and divisions have no operating managers who report to the chief operating decision maker.  The chief operating decision maker reviews information at a consolidated results of operations level, although the chief operating decision maker does review revenue results of subsidiaries and divisions. As a result, our discussion of revenue has been organized into separate subsidiaries and divisions, however, operating expenses and results of operations are discussed on a combined basis.

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

•                  the date of completion, and the receipt of customer approval, for the creative services and/or distribution services of a custom publication, magazine or order, which is based upon a customer’s advertising and marketing initiatives; and

•                  the determination of final purchase price allocations on recent acquisitions which may lead to higher than anticipated amortization costs.

Revenues

The following table sets forth revenues by property:

	Three Months Ended March 31,
	(dollars in thousands)
	2005	(1)		2004	(1)
iVillage.com	$12,056	70%		$8,616	56%
Astrology.com	1,151	7%		840	5%
IVPN	3,404	20%		5,377	35%
PAG	663	4%		674	4%
Total revenues	$17,274	100	%(2)	$15,507	100%

(1)  Percent of total revenues.

(2)  The aggregate of this column does not equal 100% due to rounding.

iVillage.com

	Three Months Ended March 31,
	(dollars in thousands)
	2005	(1)	2004	(1)
Sponsorship & advertising	$7,364	61%	$5,308	62%
Barter	1,670	14%	833	10%
iVillage Consulting	1,327	11%	1,153	13%
Promotions.com	1,370	11%	1,056	12%
Online services/other	325	3%	266	3%
	$12,056	100%	$8,616	100%

(1)  Percent of iVillage.com’s revenues.

Revenues from iVillage.com accounted for approximately 70% of total revenues for the three months ended March 31, 2005, and approximately 56% of total revenues for the three months ended March 31, 2004.  Revenues from iVillage.com increased approximately $3.4 million, or 40%, for the three months ended March 31, 2005, as compared to the corresponding period in 2004.

The increase in revenues for the three months ended March 31, 2005, as compared to the corresponding period in 2004, was primarily due to an increase in sponsorship and advertising revenues, which includes revenues from sponsored links and Healthology, of approximately $2.1 million, an increase in barter revenue of approximately $0.8 million, an increase in Promotions.com revenue of approximately $0.3 million and an increase in iVillage Consulting revenues of approximately $0.2 million.  The increase in sponsorship and advertising revenues was primarily due to the acquisition of Healthology which contributed approximately $1.4 million, and an increased number of advertisers, coupled with higher pricing of contracts, related to iVillage’s websites of approximately $0.6 million. Included in sponsorship and advertising revenue for the period ended March 31, 2004 was approximately $0.7 million from Hearst, with no comparable amounts for the period ended March 31, 2005. The increase in barter revenue was used to provide additional traffic directed to the site relaunch.

The increase in iVillage Consulting revenues of approximately 15% for the three months ended March 31, 2005, as compared to the corresponding period in 2004, was primarily due to the three-year renewal of a Web Site services agreement signed in July 2004 with Hearst to provide hosting and production services related to several of Hearst magazine Web sites. The renewal provides for an increase in fees and lower royalty payments.

Revenues from Promotions.com increased approximately $0.3 million, or 30% for the three months ended March 31, 2005, as compared to the corresponding period in 2004, primarily due to a larger number of customers for which Promotions.com preformed services in 2005, as compared to the corresponding period in 2004.

Astrology.com

	Three Months Ended March 31,
	(dollars in thousands)
	2005	(1)	2004	(1)
Online services	$867	75%	$723	86%

Other	284	25%	117	14%
	$1,151	100%	$840	100%

(1)  Percent of Astrology.com’s revenues.

Revenues from Astrology.com accounted for approximately 7% of total revenues for the three months ended March 31, 2005, and approximately 5% of total revenues for the three months ended March 31, 2004.  Revenues from Astrology.com increased approximately $0.3 million, or 37%, for the three months ended March 31, 2005, as compared to the corresponding period in 2004, primarily due to an increase in revenues from online services of approximately $0.1 million and other revenues of approximately $0.2 million. The increase in online services was primarily due to an increase in astrological charts sold. The increase in other revenue was primarily due to an increase in revenue share payments received from third parties.

IVPN

	Three Months Ended March 31,
	(dollars in thousands)
	2005	(1)		2004	(1)
Sponsorship & advertising	$2,400	71%		$2,697	50%

Custom publications	596	18%		2,265	42%

Licensing fees	408	12%		415	8%
	$3,404	100	%(2)	$5,377	100%

(1)  Percent of IVPN’s revenues.

(2)  The aggregate of this column does not equal 100% due to rounding.

Revenues from IVPN accounted for approximately 20% of total revenues for the three months ended March 31, 2005, and approximately 35% of total revenues for the three months ended March 31, 2004.  Revenues from IVPN decreased approximately $2.0 million, or 37%, for the three months ended March 31, 2005, as compared to the corresponding period in 2004.

The decrease in revenues for the three months ended March 31, 2005, as compared to the corresponding period in 2004, was primarily due to a decrease in revenue from custom publications of approximately $1.7 million and a decrease in sponsorship and advertising revenues of approximately $0.3 million. The decrease in revenues from custom publications was due to Wal-Mart Stores, Inc. and its affiliates or Wal-Mart, no longer utilizing IVPN to create and distribute custom publications which were used for baby promotions in its United States stores. The decrease in revenues from sponsorship and advertising was mainly due to a decrease in the number of customers advertising in IVPN’s publications and video and on The Newborn Channel.

As of March 31, 2005, 658 hospitals had agreed to pay a fee for The Newborn Channel and 643 contracts had commenced. This compares to 445 hospitals that agreed to pay a fee for The Newborn Channel and 426 contracts that commenced as of March 31 2004.

Revenues from licensing remained consistent for the three months ended March 31, 2005 as compared to the corresponding period in 2004 due to an adjustment recorded in the first quarter of 2004 increasing licensing revenue by approximately $0.1 million.

Revenues from IVPN may vary based upon the timing and volume of customers’ advertising and marketing initiatives

PAG

	Three Months Ended March 31
	(dollars in thousands)
	2005	(1)	2004	(1)
Subscription-based programs	$476	72%	$451	67%

Events and publications	111	16%	42	6%

Consulting/other	65	10%	170	25%

Barter	11	2%	11	2%
	$663	100%	$674	100%

(1)  Percent of PAG’s revenues.

Revenues from PAG accounted for approximately 4% of total revenues for both the three months ended March 31, 2005 and 2004. Revenues from PAG were flat for the three months period ended March 31, 2005 as compared to the corresponding period in 2004. Events and publications revenues increased approximately $0.1 million mainly from an event in March 2005 with no like event in 2004, offset by a decrease in consulting revenue of approximately $0.1 million due to a non-renewal of a contract that expired in 2004.

Revenues, Receivables and Customer Concentration

Our five largest customers accounted for approximately 23% of total revenues for the three months ended March 31, 2005, and approximately 37% of total revenues for the corresponding period in 2004.  No single customer accounted for more than 10% of our total revenues for the three months ended March 31, 2005. Wal-Mart accounted for approximately 15%, and Hearst, a related party, accounted for approximately 12%, of total revenues for the three months ended March 31, 2004. At March 31, 2005 and December 31, 2004, no single customer accounted for more than 10% of total net accounts receivable. The significance of revenues from any of our customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives. We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. Consequently, the loss of even a small number of our largest customers at any one time may adversely affect our business, financial condition and results of operations, unless we are able to enter into contracts to replace lost revenue.

Operating Expenses

The following table sets forth our operating expenses by type (dollars in thousands):

	Three Months Ended March 31,
	2005	(1)		2004	(1)

Editorial, product development and technology	$8,239	48%		$7,511	48%

Sales and marketing	5,936	34%		4,385	28%

General and administrative	2,989	17%		2,908	19%

Depreciation and amortization	1,804	10%		1,804	12%
Total operating expenses	$18,968	110	%(2)	$16,608	107%

(1)  Percent of total revenues.

(2)  The aggregate of this column does not equal total operating expenses due to rounding.

Total operating expenses increased for the three months ended March 31, 2005, as compared to the corresponding period in 2004, primarily due to the acquisition of Healthology on January 7, 2005 and an increase in our marketing and barter expenses.

Editorial, Product Development and Technology

Editorial, product development and technology expenses consist primarily of the following:

•                  payroll, severance and related expenses for the editorial, technology, Web site design and production staffs;

•                  the cost of communications;

•                  related expenditures necessary to support iVillage’s Web sites, software and content development, technology and support operations;

•                  consultant costs associated with the custom services provided by Promotions.com;

•                  costs associated with IVPN’s magazines, custom publications, onsert program, which bundles samples and promotional literature in a poly-bag with a magazine, and the broadcasting of its programs; and

•                  an allocation of facility expenses, which is based on the number of personnel in editorial, product development and technology roles.

Editorial, product development and technology expenses for the three months ended March 31, 2005 were approximately $8.2 million, or 48% of total revenues. Editorial, product development and technology expenses for the three months ended March 31, 2004 were approximately $7.5 million, or 48% of total revenues.

Editorial, product development and technology expenses increased approximately $0.7 million, or 10%, for the three months ended March 31, 2005, as compared to the corresponding period in 2004, primarily due to an increase in payroll and related benefits of approximately $0.3 million primarily due to the Healthology acquisition and an increase in consultant expenses of approximately $0.6 million. Consultant expenses increased due to higher revenues from the Promotions.com division and costs associated with the iVillage Web site redesign. The increase was partially offset by a decrease in costs of approximately $0.4 million associated with only one custom publication created and distributed in the three months ended in March 31, 2005, as compared with two custom publication created and distributed in the corresponding period in 2004 due to Wal-Mart no longer utilizing IVPN for custom publications in its United States stores. Editorial, product development and technology expenses remained consistent as a percentage of total revenues for the three months ended March 31, 2005, as compared to the corresponding period in 2004, due to a similar growth in editorial, product development and technology expenses and revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of the following:

•                  payroll, commissions, severance and related expenses for sales and marketing personnel;

•                  advertising and other marketing-related expenses; and

•                  an allocation of facility expenses, which is based on the number of personnel in sales and marketing roles.

Sales and marketing expenses for the three months ended March 31, 2005 were approximately $5.9 million, or 34% of total revenues. Sales and marketing expenses for the three months ended March 31, 2004 were approximately $4.4 million, or 28% of total revenues.

Sales and marketing expenses increased approximately $1.6 million, or 35%, for the three months ended March 31, 2005, as compared to the corresponding period in 2004, primarily due to an increase in advertising, marketing and barter expenses of approximately $1.3 million which were used to provide some traction for the site relaunch and increased salaries of approximately $0.2 million primarily from the acquisition of Healthology. Sales and marketing expenses increased as a percentage of total revenues for the three months ended March 31, 2005, when compared to the corresponding period in 2004, due to a larger percent growth in sales and marketing expenses as compared to total revenues.

Included in sales and marketing expenses are barter transactions, which amounted to approximately 27% of total sales and marketing costs during the three months ended March 31, 2005, compared to approximately 19% of such costs for the corresponding period in 2004.

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

General and administrative expenses for the three months ended March 31, 2005 were approximately $3.0 million, or 17% of total revenues. General and administrative expenses for the three months ended March 31, 2004 were approximately $2.9 million, or 19% of total revenues.

General and administrative expenses increased approximately $0.1 million for the three months ended March 31, 2005, or 3%, as compared to the corresponding period in 2004, primarily due to an increase in professional fees of approximately $0.1 million and from general corporate overhead of approximately $0.1 million which stems from the Healthology acquisition.   The increase was partially offset by an approximately $0.1 million decrease in insurance expenses due to better pricing. General and administrative expenses decreased as a percentage of total revenues for the three months ended March 31, 2005, when compared to the corresponding period in 2004, primarily as a result of an increase in total revenues.

In the ordinary course of business, we utilize estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three months ended March 31, 2004, we reversed approximately $30,000 of accruals included in operating expenses due to a change in estimate on services previously provided for.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $1.8 million, or 10% of total revenues, for the three months ended March 31, 2005 and approximately $1.8 million, or 12% of total revenues, for the three months ended March 31, 2004. Depreciation and amortization remained consistent between the corresponding periods, primarily due to increased amortization costs of approximately $0.6 million stemming from the Healthology acquisition offset by decreased amortization from intangibles acquired in the Women.com acquisition which were fully amortized in June 2004.

Interest Income, Net

Interest income, net includes primarily interest income from our cash balances and interest earned on stockholders’ notes receivable. Interest income, net for the three months ended March 31, 2005 was approximately $0.4 million, or 2% of total revenues, and approximately $18,000, or less than 1% of total revenues for the three months ended March 31, 2004. Interest income, net increased for the three months ended March 31, 2005 as compared to the corresponding period in 2004, primarily due to larger cash balances maintained in the first quarter of 2005 stemming from the public offering completed in July 2004.

Other Income, Net

Other income, net for the three months ended March 31, 2004 was approximately $0.1 million, or less than 1% of total revenues. There was no amount for the comparable period in 2005. Other income, net primarily includes moneys received from a legal settlement and from a distribution in a bankruptcy claim acquired in the acquisition of Promotions.com.

Gain on Sale of Joint Venture Interest

Gain on sale of joint venture interest was approximately $0.1 million, or less than 1% of total revenues, for the three months ended March 31, 2005, and approximately $0.2 million, or approximately 1% of total revenues for the three months ended March 31, 2004. Gain on sale of joint venture interest resulted from the restructuring of our Tesco, PLC, or Tesco, relationship in March 2003, under which a division of Tesco purchased our entire ownership interest in iVillage UK. The gain on sale also related to amounts we received pursuant to the license agreement entered into with the Tesco division contemporaneously with such restructuring.

On April 29, 2005, iVillage, through its subsidiary, iVillage Limited, acquired from iVillage UK Limited, a subsidiary of Tesco, the iVillage.co.uk Web site and certain related assets. In connection with the acquisition, iVillage UK Limited and iVillage terminated a license agreement pursuant to which iVillage previously licensed content and certain other intellectual property to iVillage UK Limited. As a result, the approximate $0.1 million we received on a quarterly basis for licensing fees will cease. We do not, however, expect this to have a material affect on our results of operations.

Net Loss

We recorded a net loss of approximately $1.3 million, or $0.02 per share, for the three months ended March 31, 2005. For the comparable period in 2004, we recorded a net loss of approximately $0.9 million, or $0.01 per share. The increase in net loss for the three months ended March 31, 2005 compared to the same period in 2004 was primarily due to an increase in our marketing spend in 2005 which was used to provide some traction for the site relaunch, coupled with the loss of Wal-Mart in 2004 resulting in lower revenues from our IVPN subsidiary. This was partially offset by an increase in iVillage.com’s sponsorship and advertising revenues.

Recent Events

On April 8, 2005, iVillage acquired all of the outstanding equity of HealthCentersOnline, Inc., a privately-held, leading online destination for physician-edited information on health conditions, treatments and preventative care for patients.  The aggregate purchase price was approximately $12.0 million consisting of approximately $11.0 million in cash and $1.0 million in equity consideration, representing 166,945 shares of iVillage’s common stock with a deemed stock value of $5.99 per share.

On April 29, 2005, iVillage, through its subsidiary, iVillage Limited, acquired from iVillage UK Limited, a subsidiary of Tesco, the iVillage.co.uk Web site and certain assets related to Web site. The purchase price was approximately $0.2 million in cash and was structured as an asset purchase. In connection with the acquisition, iVillage UK Limited and iVillage terminated a license agreement pursuant to which iVillage previously licensed content and certain other intellectual property to iVillage UK Limited.

Liquidity and Capital Resources

As of March 31, 2005, we had approximately $70.3 million in cash and cash equivalents. Cash equivalents include money market accounts. We maintain our cash and cash equivalents in highly rated financial institutions and at times these balances exceed insurable amounts.

Net cash provided by operating activities was approximately $1.5 million for the three months ended March 31, 2005. For the comparable period in 2004, approximately $0.3 million of net cash was provided by operations. Net cash provided by operating activities for the comparable three months increased due primarily to higher collections of accounts receivable of approximately $0.8 million and a reduced level of payments made for accounts payable and accrued expenses of approximately $1.0 million. Theses amounts were offset by a lower net loss less non-cash adjustments of approximately $0.3 million and a smaller decrease in deferred revenue of approximately $0.3 million for the three months ended March 31, 2004. The increased collections of accounts receivable in the first quarter of 2005 was primarily due to the receipt of moneys from receivables acquired in the Healthology acquisition. Cash flows used for accounts payable and accrued expenses decreased during the first quarter of 2005 compared to the comparable period in 2004 due to approximately $0.7 million of payments made for accrued payroll and bonus for the three months ended March 31, 2004 with no comparable amounts for the period ended March 31, 2005.

Net cash used in investing activities increased approximately $14.0 million to $14.5 million for the three months ended March 31, 2005, from approximately $0.5 million for the three months ended March 31, 2005. The increase in net cash used in investing activities for the three months ended March 31, 2005 compared to the corresponding period in 2004 was primarily due to the acquisition of Healthology for approximately $15.8 million less cash acquired of approximately $1.8 million.

Net cash provided by financing activities decreased approximately $0.5 million to $0.2 million for the three months ended March 31, 2005, from approximately $0.7 million for the three months ended March 31, 2004. The decrease in net cash provided by financing activities for the three months ended March 31, 2005, as compared to the corresponding period in 2004, was primarily attributable to a decrease in proceeds from the exercise of stock options and warrants of approximately $0.4 million and a decrease in proceeds from principal payments on stockholders’ note receivable of approximately $0.1 million. As of December 31, 2004, iVillage no longer had an outstanding stockholders’ note receivable.

Except for the year ended December 31, 2004, we have historically incurred net losses and negative cash flows on an annual basis. However, management believes that our current funds are sufficient to enable us to meet our planned expenditures through at least the next twelve months.

Factors that could adversely affect our ability to achieve profitable operations on a quarterly and fiscal year basis include the loss of any of our major customers or a significant downturn in the advertising market or economy, in general. Additional factors that could have an adverse affect are described below under “Risks” as well as elsewhere in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

IVPN currently broadcasts television programming to hospitals via a 24-hour, 7 days a week satellite broadcast. Our contract with our current satellite provider has expired and we are currently negotiating a new contract with this provider. Although this service provider continues to provide its services to IVPN, there can be no assurance that it will continue to do so. If we are unable to enter into a new contract with this service provider, we would need to find another satellite provider and/or invest in alternative technology to distribute the service. IVPN is in the process of converting many of its hospitals from the satellite broadcast to a new system that eliminates the need for a constant satellite feed. This new technology will only require a limited amount of satellite time each month resulting in reduced operating costs in the second half of 2005. IVPN estimates that it will cost approximately $3.0 million to $4.0 million to convert to the new technology, of which approximately $1.5 million has been incurred. To offset the costs of conversion and to provide a new revenue stream, IVPN initiated the collection of an annual fee from hospitals to receive programming broadcast by IVPN. These fees result from agreements between IVPN and the hospitals that generally have a length of three to five years. As of March 31, 2005, approximately 63% of participating hospitals have agreed to pay this fee. However, we can make no assurance that all of the hospitals will agree to pay a fee. The total value of signed contracts at March 31, 2005 is in excess of $8.0 million, which will be recognized as revenue over the next several years.

In December 2003, we signed a Web site services agreement in which Hearst will pay approximately $1.8 million for production, maintenance and hosting services for three teen Web sites: Seventeen.com, CosmoGirl.com and Teen.com. The agreement terminates in December 2005. As of March 31, 2005, we have received approximately $1.0 million and earned approximately $1.1 million in connection with this agreement.

In July 2004, we entered into a three-year Web site services agreement with Hearst that superseded and replaced the amended and restated magazine content license and hosting agreement we assumed as part of the acquisition of Women.com. Pursuant to the Web site services agreement:

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

•                  We will no longer be required to offer Hearst, and Hearst would no longer be obligated to purchase, advertising on iVillage.com; and

•                  Hearst will continue to receive a commission from us on a percentage of the advertising sales from the Hearst magazine Web sites we host; the commissions paid to and received from Hearst will vary based on performance.

Revenues from this agreement are recognized on a straight line basis over the life of the contract.

As of March 31, 2005, we have received $3.0 million and earned approximately $3.1 million in connection with this agreement.

                In March 2003, we restructured the terms of our joint venture so that a division of Tesco purchased our entire ownership interest in iVillage UK. We also entered into a twenty-year agreement with that division, subject to earlier termination upon the occurrence of certain events, whereby we licensed to iVillage UK certain of our content and intellectual property, including trademarks and copyrights, for use in the United Kingdom and Ireland in exchange for the greater of a minimum monthly license fee or a percentage of iVillage UK’s gross revenues. In connection with our recent acquisition of the iVillage.co.uk Web site, the license agreement was terminated on April 29, 2005.

On January 7, 2005, we acquired all of the outstanding equity of Healthology, a privately held company that is a producer and distributor of physician-generated videos and articles providing health and medical information on the internet. The aggregate purchase price, inclusive of closing costs, was approximately $17.4 million, consisting of approximately $15.8 million in cash, 205,908 shares of iVillage’s common stock, and $0.3 million of options to purchase our common stock.

We lease office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. In addition, in the ordinary course of business we enter into agreements with various service providers for ad serving, satellite transmissions and license/content arrangements.

Capital expenditures were approximately $0.5 million for the three months ended March 31, 2005 and were primarily for computer hardware and software purchases, as well as, the capitalization of certain Web site development costs. Our capital requirements depend on numerous factors, including:

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, historically we have had no obligation arising from these indemnifications, and management does not expect these indemnifications to have a material and adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded as of March 31, 2005. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), which revises SFAS 123, supersedes APB 25 and amends FAS 95. The statement requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The statement addresses the accounting for share-based payment transactions in which iVillage receives employee services in exchange for either equity instruments of iVillage or liabilities that are based on the fair value of iVillage’s equity instruments or that may be settled by the issuance of such equity instruments. In addition, iVillage’s stock employee purchase plan will need to be modified to comply with SFAS 123(R).  This statement is effective for public companies for interim or annual periods beginning January 1, 2006.  The statement could have a significant impact on the consolidated statement of operations as we will be required to expense the fair value of stock option grants. We have not yet determined which adoption method we will utilize.

In December 2004, the FASB issued SFAS 153.  SFAS 153 eliminates an exception for nonmonetary exchanges of similar productive assets under APB Opinion No. 29, and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS 153 is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  We believe that the future adoption of SFAS 153 will not have a material impact on our financial statements.

Legal Proceedings

iVillage and Women.com are defendants in class-action lawsuits in federal court relating to each company’s initial public offering.  In June 2003, the plaintiffs, the issuer defendants, the issuer officers and directors named as defendants, and the issuers’ insurance companies agreed in principle to settle the matter, along with similar lawsuits against more than 300 other issuers.  On February 15, 2005, the court issued an opinion and order granting preliminary approval to the settlement and ordering the plaintiffs and issuer defendants to submit to the court a revised settlement stipulation consistent with the court’s order.  Pursuant to the court’s instruction, the parties to the settlement agreement submitted the revised settlement stipulation on May 2, 2005 and the underwriters have until May 16, 2005 to submit any comments or objections to the revised settlement stipulation.  The court has indicated that assuming the revised settlement stipulation is timely submitted and is acceptable to the court, notice to the class-members will be sent out in the beginning of September 2005 and a final hearing to allow for any plaintiff to object to the settlement will take place on January 9, 2006.  We believe, based upon the advice of outside legal counsel, that the aforementioned lawsuit and claims asserted against us and our subsidiary pursuant to these complaints are without merit and we intend to vigorously defend against these claims.  If the proposed settlement in the initial public offering “laddering” cases is ultimately not approved by the courts, defending against these claims could require the expenditure of significant financial and managerial resources, which could harm our business.

We are not currently subject to any other material legal proceedings.  We may from time to time, however, become a party to various legal proceedings arising in the ordinary course of business.

RISK FACTORS

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. If any of the following risks actually occur, our business, operating results and financial position could be harmed. This could cause the trading price of our stock to decline, and you could lose all or part of your investment. These risks should be read in conjunction with the other information set forth in this Form 10-Q and with iVillage’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Risks of Our Business

We have a limited history of profitability, and recent net losses.

We achieved net income on an annual basis for the first time for the year ended December 31, 2004, and incurred a net loss for the three months ended March 31, 2005. Except for the year ended December 31, 2004, we have incurred significant net losses on an annual basis in each year of our operations and have had a history of negative cash flows. We incurred a net loss of approximately $1.3 million for the three months ended March 31, 2005, achieved net income of approximately $2.7 million for the year ended December 31, 2004, and incurred a net loss of approximately $27.1 million for the year ended December 31, 2003.  As of March 31, 2005, we had an accumulated deficit of approximately $492.4 million.

Although we achieved net income for the year ended December 31, 2004, we cannot assure you that we will be able to achieve, sustain or increase net income on a quarterly or annual basis. If our revenues grow slower than we anticipate, or if our operating expenses exceed expectations or cannot be adjusted accordingly, we could continue to suffer losses.

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

We do not believe that period-to-period comparisons of our operating results are necessarily meaningful nor should they be relied upon as reliable indicators of future performance. This makes it difficult to forecast with certainty quarterly and annual revenues and results of operations. In addition, our operating results are likely to fluctuate significantly from fiscal quarter to quarter and year to year as a result of several factors, many of which are outside our control, and any of which could materially harm our business. Some of these factors include:

• fluctuations in the demand for advertising or electronic commerce	• fluctuations in marketing expenses and technology infrastructure costs

• the unpredictability of our success in new revenue and cost reduction initiatives	• changes in the level of traffic on our network of Web sites

• the timing of the creative services and/or distribution services	• bankruptcies or other payment defaults of companies that are a source of

performed on custom publications, magazines or other products based upon customers’ advertising and marketing initiatives	revenues

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

Our five largest customers accounted for approximately 23% of total revenues for the three months ended March 31, 2005, and approximately 37% of total revenues for the corresponding period in 2004.  No single customer accounted for more than 10% of our total revenues for the three months ended March 31, 2005. Wal-Mart accounted for approximately 15%, and Hearst, a related party, accounted for approximately 12%, of total revenues for the three months ended March 31, 2004. At March 31, 2005 and December 31, 2004, no single customer accounted for more than 10% of total net accounts receivable.

Because our largest customers have varied over time in the past, we anticipate that they will continue to do so in the future. The significance of revenues from any one of our customers can vary.

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

Our principal investors, such as Hearst and Rho Capital Partners, Inc., may have conflicts of interest by virtue of their own businesses, as in the case of Hearst, or investments in other companies that may compete with us. These investments may result in a conflict of interest for our principal investors or result in the diversion of attractive business opportunities from our principal investors to other companies. We are unable to determine all of the competing investments held by these principal investors. In addition, we do not have the ability to constrain the investment activity of any of our principal investors and therefore cannot predict the extent of any future investments in businesses that are competitive with us.

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

We depend on various third parties for software, systems and related services, including SAAVIS Communication Corporation, or SAAVIS, Verio Inc., or Verio, Globix Corporation, or Globix, Google, Inc., DoubleClick Inc., Tacoda Systems Inc. and Prospero Technologies, LLC. In addition, we sometimes rely on our customer’s software reporting tools to supply us, subject to our monitoring controls, with the information to record our revenue. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our product and service offerings to our advertisers, sponsors and users could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational difficulties. Although we are confident that alternative service providers are available, we cannot assure that we will be able to obtain such services on as favorable terms as we currently receive or in a timely manner.

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

From time to time, we have been, and expect to continue to be, subject to legal proceedings that individually, or in the aggregate, could adversely affect our business. Notably, several plaintiffs have filed class action lawsuits in federal court against us, several of our current and former executives, and our underwriters in connection with our March 1999 initial public offering. A similar class action lawsuit was filed against Women.com, several of our former executives and Women.com’s underwriters in connection with Women.com’s October 1999 initial public offering. In June 2003, the plaintiffs, the issuer defendants, the issuer officers and directors named as defendants, and the issuers’ insurance companies agreed in principle to settle the matter, along with similar lawsuits against other issuers. The plaintiffs filed a motion for preliminary approval of the settlement with the court in June 2004, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. Certain of the underwriter defendants formally objected to the proposed settlement. The plaintiffs and issuer defendants separately submitted replies to these objections on August 4, 2004. On February 15, 2005, the court issued an opinion and order granting preliminary approval to the settlement and ordering the plaintiffs and issuer defendants to submit to the court a revised settlement stipulation consistent with the court’s order. Pursuant to the court’s instruction, the parties to the settlement agreement submitted the revised settlement stipulation on May 2, 2005 and the underwriters have until May 16, 2005 to submit any comments or objections to the revised settlement stipulation.  The court has indicated that assuming the revised settlement stipulation is timely submitted and is acceptable to the court, notice to the class-members will be sent out in the beginning of September 2005 and a final hearing to allow for any plaintiff to object to the settlement will take place on January 9, 2006.  If the proposed settlement is ultimately not approved by thecourt, even if these claims are not meritorious, defending against them could require the expenditure of significant financial and managerial resources, which could harm our business.

Our operation of IVPN poses a number of risks that could materially adversely affect our business strategy.

There are a number of risks in operating IVPN related to Lamaze Publishing, Baby Steps magazine and The Newborn Channel, including a Spanish audio overlay, and the Wellness Channel, all of which we refer to as the Channels, which are all primarily non-Internet businesses, including:

• the competitiveness of the media, television and publishing industries	• our ability to continue to commercialize and protect the Lamaze mark

• our ability to maintain and market the Lamaze.com Web	• demand for our custom publications and controlled circulation magazines site

• our ability to sell advertising and sponsorships on IVPN’s magazines, videos, the Channels and our Web sites	• our ability to identify and predict trends in a timely manner that may impact consumer tastes in baby- and health-related information on the Channels

Our failure to perform the functions required for the operation of IVPN in an efficient and timely manner could result in a disruption of IVPN’s operations that could result in a loss of revenues and have a material adverse effect on our business strategy.

Our business could be adversely affected if transmission of the Channels were interrupted.

There is a risk that the satellite or the in-hospital delivery system which transmits the Channels may malfunction, which would result in an interruption of broadcasts. Extreme adverse weather conditions or third parties could damage or disable receivers and transmitters on the ground hindering transmission of the Channels’ signal. Our contract with Ascent has expired and we are currently negotiating a new contract with Ascent. Although Ascent continues to provide us with its services, there can be no assurance that Ascent will continue to do so. If we are not able to enter into a definitive agreement or in the event of an unforeseen earlier interruption of service, we would need to negotiate a new contract, find another satellite provider and/or invest in alternative technology to distribute the service. If any of these events occur, there may be a period of time before transmission of all or some of the Channels could resume. Any interruption in our ability to transmit the Channels could jeopardize our viewer base and negatively impact our revenues related to the Channels.

Revenues from our health-related properties may be adversely affected by factors that we cannot control.

Certain factors beyond our control may affect the quarterly and annual revenues of our health-related properties, including our recent acquisitions of Healthology, and HealthCentersOnline.   The time between our initial contact with a potential advertiser or sponsor regarding a specific health-related program, the execution of a pertinent contract, and completion of the deliverables related to such program, may be lengthy and subject to delays we cannot control, including:

• timing of FDA approval for new products sold by an advertiser or sponsor, or for new approved uses for existing products sold by an advertiser or sponsor	• seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns

• the internal approval process of the advertiser or sponsor	• scheduling of conferences for physicians and other healthcare professionals

If such a delay affects our ability to recognize revenue from a sponsorship or advertising program, our results of operations from our health-related properties could be negatively impacted.

Our ability to offer continuing medical education programs through Healthology could be adversely affected by changes in governmental regulation and industry guidelines.

We offer online continuing medical education, or CME, to physicians and other healthcare professionals through Healthology. Healthology typically collaborates with a medical society or other healthcare professional association to create CME programs, which upon proper review and approval receive the accreditation of such organization. In some instances, Healthology or the accrediting entity receive an educational grant from a pharmaceutical or medical device company to fund the creation and production of the CME program.

In an effort to ensure that CME programs remain independent from the interests of healthcare goods and services providers who fund the development of CME programs, many entities have revised their standards of accreditation. In addition, these sponsorships may be subject to regulation by state and federal agencies. In the event that the sponsorship of CME programs by pharmaceutical or medical device companies should become subject to additional regulatory scrutiny, any resulting changes to existing regulations or accreditation standards, or changes in internal compliance procedures of sponsors, may result in revision to Healthology’s CME offering, a slow approval process for the accreditation, and a reduction in the number of CME sponsorships.

If we are unable to establish or maintain relationships with Healthology’s distribution network, our business could be adversely affected.

Healthology’s business depends, in part, on establishing and maintaining syndication distribution partners who are willing to pay content license fees and/or provide revenue to Healthology for advertising proximate to such content. Several of these partners are high-traffic web sites for which there is intense competition for relationships with these entities and placement on their sites. We may be unable to enter into or successfully renew relationships with these entities or sites on commercially reasonable terms or at all. Many companies that Healthology may approach for a strategic relationship or who already have strategic relationships with Healthology may also receive health and medical information from other sources. As a result, these companies may be reluctant to enter into or maintain strategic relationships with Healthology. Healthology’s revenues could be negatively impacted if we do not establish additional, and maintain Healthology’s existing, strategic relationships on commercially reasonable terms.

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

Many of the entities with which we compete for acquisition candidates and joint venture partners have greater financial resources than we do. In addition, our ability to make acquisitions using our stock may be adversely affected by the volatility in the trading price of our common stock.

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

The accounting rules applicable to our business have undergone significant changes in recent years, and future changes in accounting regulations and related interpretations and policies, particularly those related to the expensing of employee stock options, could cause us to account for our business in ways that may adversely affect our financial results and investor perception of those results. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, currently we apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and related interpretations in accounting for our employee stock-based compensation. Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. On December 16, 2004, FASB issued SFAS 123(R) which requires us, beginning in the first quarter of 2006, to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options and restricted stock, granted to employees. This is expected to have a material impact on our consolidated results of operations, as the stock-based compensation expense would be charged directly against our reported earnings.

Risks Related to Our Industry

The operating performance of computer systems and Web servers is critical to our business and reputation.

Any system failure, including network, software or hardware failure, due to a computer virus or otherwise, that causes an interruption in our Internet offerings could result in reduced traffic on our Web sites and reduced revenues for our business. Substantially all of our communications hardware and some of our other computer hardware operations are located at SAAVIS’ facilities in New Jersey, Verio’s facilities in California and Globix’s facilities in New York. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. We do not presently have any secondary “off-site” systems or a formal comprehensive disaster recovery plan.

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

In particular, several jurisdictions, including foreign countries, have recently proposed and/or adopted privacy-related laws that restrict or prohibit unsolicited e-mail solicitations, commonly known as “spamming,” and that impose significant monetary and other penalties for violations. These laws may increase concern on the part of advertisers regarding advertising in our e-mail newsletters, and advertisers may seek to impose indemnity obligations on us in an attempt to mitigate any liability under these laws. Moreover, Internet service providers may increasingly block legitimate marketing e-mails in an effort to comply with these laws.

One such law, the CAN-SPAM Act of 2003, or CAN-SPAM, became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with the sending of commercial e-mail. The language of CAN-SPAM contains ambiguities, and CAN-SPAM has yet to be interpreted by the courts. Depending on how it is interpreted, CAN-SPAM may impose burdens on our e-mail marketing practices, on joint marketing initiatives that we undertake with our business partners, and on features of our services. CAN-SPAM also requires the Federal Trade Commission, or FTC, to report to Congress regarding the advisability of a federal “Do-Not-E-Mail Registry.” If the registry is created, it could have a detrimental effect on our ability to continue our e-mail marketing practices as well as advertisers’ willingness to participate in e-mail marketing.

Also regarding CAN-SPAM, the FTC has issued its final rule, to take effect on March 28, 2005, establishing criteria for determining whether the primary purpose of an e-mail message is commercial for purposes of compliance with CAN-SPAM. In adopting the final rule, the FTC rejected many pro-business interpretations of the “primary purpose” standard that had been proposed by marketing companies, and the final rule will impose further burdens on our business.

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

Our privacy policies generally prohibit the sale or disclosure to any third party of any member’s personal identifying information for marketing purposes, absent prior consent. Growing public concern about privacy and the collection, distribution and use of information about individuals may subject us to increased regulatory scrutiny and/or litigation. In the past, the FTC has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we are accused of violating the stated terms of any of our privacy policies, we may face a loss of users and damage to our reputation and be forced to expend significant amounts of financial and managerial resources to defend against these accusations and we may face potential liability.

In addition, part of our business involves marketing to consumers who have expressed an interest in receiving health-related information from us. This aspect of our business has grown with our recent acquisitions of Healthology and HealthCentersOnline, each of which provide health-related content and marketing offers to consumers. Many jurisdictions, including the United States, have adopted complex and burdensome regulations in connection with marketing activities involving personally identifiable medical information; to the extent that such regulations may apply to us, they create additional business and liability risks, and greater legal compliance costs, for us.

We may be liable if third parties misappropriate our users’ personal information.

Third parties may be able to hack into or otherwise compromise our network security or otherwise misappropriate our users’ personal information or credit card information. If our network security is compromised, we could be subject to liability arising from claims related to, among other things, unauthorized purchases with credit card information, impersonation or other similar fraud claims or other misuse of personal information, such as claims for unauthorized marketing purposes. In such circumstances, we also could be liable for failing to provide timely notice of a data-security breach affecting certain types of personal information. Consumer protection privacy regulations could impair our ability to obtain information about our users, which could result in decreased advertising revenues.

In general, we ask our members and users to “opt-in” to receive special offers and other direct marketing opportunities from us, our advertisers and partners. Our network also requests and obtains personal data from users who register to become members of the network. Registration as a member is required in order for users to have full access to the services offered by our network. Personal data gathered from members is used to personalize or tailor content to them and is provided, on an aggregate basis, to advertisers to assist them in targeting their advertising campaigns to particular demographic groups. Current or prospective advertisers evaluate our ability to provide user data to support targeted advertising. Privacy concerns may ultimately cause users to resist providing personal data. If we become unable to collect personal data from a sufficient number of our users, we may lose significant advertising revenues.

Changes in public acceptance of e-mail marketing, and the perception of security and privacy concerns, may indirectly inhibit market acceptance of our use of personal data. Our failure to implement industry-standard Platform for Privacy Preferences protocols could discourage users from using our Web sites, products and services and from providing their personal data to us. In addition, pending and recently enacted legislative or regulatory requirements that businesses notify consumers that their data may be used by or disclosed to marketing entities to direct product promotion and advertising to the consumer may heighten these concerns. Moreover, there appears to be a trend in newer privacy laws to treat a company’s affiliates as third parties for purposes of consumer disclosure or notification requirements, which further restricts our business and creates potential liability.

Our network also uses “cookies” to track user behavior and preferences. A cookie is information keyed to a specific server, file pathway or directory location that is stored on a user’s hard drive or browser, possibly without the user’s knowledge, but is generally removable by the user. Information gathered from cookies is used by us to tailor content to users of our network and may also be provided to advertisers on an aggregate basis. In addition, advertisers may themselves use cookies to track user behavior and preferences. A number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws directly or indirectly limiting or abolishing the use of cookies. Other tracking technologies, such as so-called “pixel tags” or “clear GIFs,” are also coming under increase scrutiny by legislators, regulators and consumers, imposing liability risks on our business. In addition, legal restrictions on cookies, pixel tags and other tracking technologies may make it more difficult for us to tailor content to our users, making our network less attractive to users. Similarly, the unavailability of cookies, pixel tags and other tracking technologies may restrict the use of targeted advertising, making our network less attractive to advertisers and causing us to lose significant advertising revenues.

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

Risks Related to Our Common Stock

As of May 9, 2005, Hearst owned approximately 25% of our outstanding common stock and had three representatives on our board of directors. As a result, Hearst is able to significantly influence our corporate direction and policies.

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

As of May 9, 2005, Hearst owned approximately 25% of our outstanding common stock. Pursuant to an amended and restated stockholder agreement we entered into with Hearst on June 20, 2001, we appointed three Hearst representatives to our board of directors, with one Hearst designee appointed to each class of director. The amended and restated stockholder agreement provides that the number of Hearst representatives is subject to reduction if Hearst’s ownership of our common stock falls below certain threshold levels. There is also a Hearst representative on our nominating and compensation committees.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2005 and 2004, our financial instruments include cash and cash equivalents. Cash equivalents included interest bearing accounts. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our interest bearing accounts. We do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. While we maintain our cash and cash equivalents in highly rated financial institutions, at times these balances exceed insurable amounts.

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

(b) Changes in Internal Controls over Financial Reporting.

Other than the ongoing integration of the financial systems and key controls of our Healthology subsidiary into our New York headquarters, there were no changes in our internal controls over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We expect the remaining financial systems and key controls of our Healthology subsidiary to be fully integrated by June 30, 2005.

PART II

OTHER INFORMATION

Item 6.  Exhibits.

Number	Description

2.1

Stock Exchange and Merger Agreement dated as of January 7, 2005, among the Registrant, Virtue Acquisition Corporation, Healthology, Inc. and certain stockholders of Healthology, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on January 13, 2005) (schedules and exhibits listed in the table of contents for this agreement have been omitted. Copies there of will be furnished to the Securities and Exchange commission supplementally upon request).

3.1	Restated Certificate of Incorporation, as amended, of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-A/A registration statement, filed on April 4, 2004).

3.2	By-Laws, as amended, of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2004, filed on August 8, 2004).

10.1	Healthology Stock Option Plan of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on January 13, 2005).

10.2

Employment Agreement, dated January 7, 2005, between Steven Haimowitz and Healthology, Inc., a subsidiary of the Registrant (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed on March 16, 2005).

11	Statement re: computation of earnings per share.

31.1	Certifications of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certifications of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

iVILLAGE INC.
(Registrant)

Dated: May 10, 2005	By:	/s/ Douglas W. McCormick
Douglas W. McCormick
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2005	By:	/s/ Steven A. Elkes
Steven A. Elkes
Chief Financial Officer,
Executive Vice President, Operations
and Business Affairs, and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

2.1

Stock Exchange and Merger Agreement dated as of January 7, 2005, among the Registrant, Virtue Acquisition Corporation, Healthology, Inc. and certain stockholders of Healthology, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on January 13, 2005 (schedules and exhibits listed in the table of contents for this agreement have been omitted. Copies there of will be furnished to the Securities and Exchange commission supplementally upon request).

3.1	Restated Certificate of Incorporation, as amended, of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-A/A registration statement, filed on April 4, 2004).

3.2	By-Laws, as amended, of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2004, filed on August 8, 2004).

10.1	Healthology Stock Option Plan of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on January 13, 2005).

10.2

Employment Agreement, dated January 7, 2005, between Steven Haimowitz and Healthology, Inc., a subsidiary of the Registrant (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed on March 16, 2005).

11	Statement re: computation of earnings per share.

31.1	Certifications of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certifications of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32

Certifications of the Principal Executive Officer and Principal Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.