Form 10-Q/A
period 2005-03-31
IVILLAGE INC
filed 2005-05-12
CIK 1074767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

AMENDMENT NO. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

iVillage Inc.

Form 10-Q

For the Quarter ended March 31, 2005

EXPLANATORY NOTE

We are filing this Amendment No.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, solely to amend and restate “Note 1- Organization and Basis of Presentation-Principles of Consolidation” and “Note 7—Business Acquisitions-Healthology, Inc.” to our Condensed Consolidated Financial Statements set forth in “Part I. Financial Information — Item 1. Financial Statements (Unaudited).”  This Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and, other than the amendment and restatement of the aforementioned sections of Notes 1 and 7, the filing of new versions of Exhibits 31.1 and 31.2 and the furnishing of a new version of Exhibit 32.1, does not modify or update in any way the disclosures in the original Quarterly Report on Form 10-Q for the quarter ended March 31,

TRADEMARKS

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

The following table sets forth revenues by property as reviewed by iVillage’s chief operating decision maker:

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

Note 7 – Business Acquisitions

Healthology, Inc.

On January 7, 2005, iVillage acquired all of the outstanding equity of Healthology, a privately held company that is a producer and distributor of physician-generated video- and article-based health and medical information (via the internet). The aggregate purchase price, inclusive of closing costs, was approximately $17.4 million, consisting of approximately $15.8 million in cash, 205,908 shares of iVillage’s common stock with the fair value of $1.2 million based on the average closing price of iVillage’s common stock as reported by the Nasdaq National Market on the two days prior to, the day of, and the two days following the acquisition date, and $0.3 million of common stock options (See Note 1 – Organization and Basis of Presentation – Stock-Based Compensation).  Approximately $1.7 million of the purchase price was deposited into an escrow fund to cover possible indemnification claims.  Approximately $0.6 million of the escrow fund, representing the cash portion, is eligible for release after 18 months, with the remaining portion, consisting solely of stock, eligible for release after 24 months.  The difference between the purchase price and the fair value of the acquired net assets of Healthology of approximately $13.6 million was recorded as goodwill (See Note 2-Goodwill). iVillage has not finalized the allocation of the purchase price. iVillage, however, does not expect the final allocation to differ materially from the preliminary allocation.

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

iVILLAGE INC.
(Registrant)

Dated: May 11, 2005	By:	/s/ Douglas W. McCormick
Douglas W. McCormick
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2005	By:	/s/ Steven A. Elkes
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