Form 10-Q
period 2005-06-30
IVILLAGE INC
filed 2005-08-09
CIK 1074767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-25469

iVillage Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3845162
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

500 - 512 Seventh Avenue, New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 8, 2005, the registrant had outstanding 72,286,880 shares of common stock.

iVillage Inc.

Form 10-Q

For the Quarter ended June 30, 2005

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

iVillage Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2005	2004

Assets
Current assets: Cash and cash equivalents.	$55,972	$83,046
Accounts receivable, less allowance for doubtful accounts of $888 and $1,010 as of June 30, 2005 and December 31, 2004, respectively	14,159	9,159
Accounts receivable - related parties	566	549
Prepaid rent	318	318
Other current assets	3,940	3,740
Total current assets	74,955	96,812

Fixed assets, net	10,076	8,381
Goodwill, net	43,058	23,241
Intangible assets, net	17,757	8,832
Prepaid rent, net of current portion	3,126	3,203
Other assets	107	79
Total assets	$149,079	$140,548

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$11,947	$9,933
Accounts payable and accrued expenses - related parties	559	209
Deferred revenue	6,966	2,080
Deferred rent	144	144
Other current liabilities.	24	24
Total current liabilities	19,640	12,390

Deferred rent, net of current portion	1,267	1,339
Total liabilities	20,907	13,729
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock – par value $.01, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	—	—
Common stock - par value $.01, 200,000,000 shares authorized; 73,357,142 and 72,695,263 shares issued at June 30, 2005 and December 31, 2004, respectively; 72,265,644 and 71,634,412 shares outstanding as of June 30, 2005 and December 31, 2004, respectively	734	727
Additional paid-in capital	621,145	617,958
Treasury stock at cost (1,091,498 and 1,060,851shares as of June 30, 2005 and December 31, 2004, respectively)	(966)	(766)
Unearned compensation	(78)	—
Accumulated other comprehensive income	29	—
Accumulated deficit	(492,692)	(491,100)
Total stockholders’ equity	128,172	126,819
Total liabilities and stockholders’ equity	$149,079	$140,548

The accompanying notes are an integral part of these condensed consolidated financial statements

iVillage Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues:
Revenues	$19,769	$14,523	$35,492	$27,923
Revenues – related parties	1,311	1,975	2,862	4,082
Total revenues	21,080	16,498	38,354	32,005

Operating expenses:
Editorial, product development and technology	8,921	7,013	17,160	14,524
Sales and marketing	7,001	4,723	12,937	9,108
General and administrative	3,572	2,885	6,561	5,793
Depreciation and amortization	2,311	1,953	4,115	3,757
Total operating expenses	21,805	16,574	40,773	33,182
Loss from operations	(725)	(76)	(2,419)	(1,177)
Interest income, net	358	50	710	68
Other income, net	16	34	16	86
Gain on sale of joint venture interest	25	76	___101	243
Net (loss) income	$(326)	$84	$(1,592)	$(780)
Per share data:
Basic net (loss) income per share	$(0.00)	$0.00	$(0.02)	$(0.01)
Diluted net (loss) income per share	$(0.00)	$0.00	$(0.02)	$(0.01)
Weighted average shares of common stock outstanding used in computing basic net (loss) income per share	72,230	59,079	72,080	58,761
Weighted average shares of common stock outstanding used in computing diluted net (loss) income per share	72,230	64,425	72,080	58,761

The accompanying notes are an integral part of these condensed consolidated financial statements

iVillage Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004

Cash flows from operating activities:
Net (loss) income	$(1,592)	$(780)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,115	3,757
Deferred rent amortization	(72)	(72)
Bad debt expense	12	—
Expense recognized in connection with issuance/modification of terms of stock options	15	19
Gain on sale of joint venture interest	(101)	(243)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(2,024)	(971)
Prepaid rent	77	75
Other assets	10	(681)
Accounts payable and accrued expenses	(117)	97
Deferred revenue	(1,198)	581

Net cash (used in) provided by operating activities	(875)	1,782

Cash flows from investing activities:
Purchase of fixed assets.	(2,782)	(1,609)
Cash paid less cash acquired for acquisition of Healthology, Inc.	(14,149)	—
Cash paid for acquisition of The Virtual Mirror, Inc. .	(5)	—
Cash paid less cash acquired for acquisition of HealthCentersOnline, Inc. .	(9,403)	—
Cash paid for acquisition of assets of iVillage UK Limited .	(370)	—
Proceeds from the sale of joint venture interest.	101	151

Net cash used in investing activities	(26,608)	(1,458)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants.	380	1,094
Principal payments on stockholders’ notes receivable	—	197
Cash provided by financing activities	380	1,291

Effect of foreign exchange rate changed on cash and cash equivalents	29	—

Net (decrease) increase in cash for the period	(27,074)	1,615
Cash and cash equivalents, beginning of period	83,046	15,823
Cash and cash equivalents, end of period	$55,972	$17,438

Supplemental disclosure of non-cash investing and financing activities:

On January 7, 2005, iVillage acquired Healthology, Inc. partially through the issuance of our common stock and options to purchase our common stock (see Note 7).

On April 8, 2005, iVillage acquired HealthCentersOnline, Inc. partially through the issuance of our common stock (see Note 7).

On May 5, 2005, iVillage received iVillage common stock in lieu of cash for the exercise of stock options (see Note 9-Capital Stock- Treasury Stock)

During the six months ended June 30, 2005, iVillage wrote off approximately $1.1 million of fixed assets which were fully depreciated.

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1 – Organization and Basis of Presentation

iVillage is “the Internet for women” and consists of several online and offline media-based properties, including the iVillage.com Web site, or iVillage.com, Healthology, Inc., or Healthology, HealthCentersOnline, Inc., or HealthCentersOnline, iVillage Limited, operator of the iVillage.co.uk Web site, iVillage Consulting, The Virtual Mirror, Inc., operator of the GardenWeb.com Web site, or GardenWeb.com, Promotions.com, Inc., Knowledgeweb, Inc., operator of the Astrology.com Web site, or Astrology.com, iVillage Parenting Network, Inc., or IVPN, and Public Affairs Group, Inc., or PAG. Following is a synopsis of certain of our operational activities, subsidiaries and divisions:

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

HealthCentersOnline

Acquired on April 8, 2005, HealthCentersOnline provides healthcare information on the Internet for patients and their families and helps patients understand the complex nature of various conditions, diagnostic tests, treatment options and preventive care. HealthCentersOnline creates health content through a unique blend of original physician-edited articles, useful health tools and high impact instructional animations and illustrations.

iVillage Limited

On April 29, 2005, iVillage, through its subsidiary iVillage Limited, acquired from iVillage UK Limited, a subsidiary of Tesco Stores Limited, certain assets relating to the iVillage.co.uk Web site, an online destination providing

iVillage Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

practical solutions on a range of topics and everyday support for women 18 years of age and over.

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

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements of iVillage as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004, respectively, included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Article 10 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with iVillage’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate intercompany elimination adjustments, necessary to state fairly the financial position of iVillage at June 30, 2005 and the results of its operations and its cash flows for the three and six months ended June 30, 2005 and 2004, respectively. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Revenues, Receivables and Customer Concentration

Our five largest customers accounted for approximately 20% of total revenues for the three months ended June 30, 2005, and approximately 21% of total revenues for the six months ended June 30, 2005. No single customer accounted for more than 10% of our total revenues for the three and six months ended June 30, 2005. iVillage’s five largest customers accounted for approximately 28% of total revenues for the three months ended June 30, 2004, and approximately 32% of total revenues for the six months ended June 30, 2004. One customer, Hearst, a related party, accounted for approximately 12% of total revenues for the three months ended June 30, 2004. Wal-Mart Stores, Inc. and its affiliates, or Wal-Mart and Hearst, each accounted for approximately 12% of total revenues for the six months ended June 30, 2004. At June 30, 2005 and December 31, 2004, no single customer accounted for more than 10% of total net accounts receivable. The significance of revenues from any of our customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives. We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers.

Included in total revenues are barter transactions which totaled approximately $1.6 million, or 8% of total revenues, for the three months ended June 30, 2005, and approximately $3.3 million, or 9% of total revenues, for the six months ended June 30, 2005.  For the corresponding period in 2004, barter transactions totaled approximately $1.1 million, or 7% of total revenues, for the three months ended June 30, 2004, and approximately $2.0 million, or 6% of total revenues, for the six months ended June 30, 2004.

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

Web Site Development Costs

iVillage accounts for Web site development costs in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-2, “Accounting for Web Site Development Costs”, or EITF 00-2, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Amortization of Web site development costs is provided for by the straight-line method over the estimated useful life of two years. Development costs of approximately $0.7 million for the six months ended June 30, 2005 were capitalized. Amortization expense of Web site development costs was approximately $0.2 million for the three months ended June 30, 2005 and approximately $0.3 million for six months ended June 30, 2005.  Development costs of approximately $0.2 million were capitalized for the six months ended June 30, 2004.  Amortization expense of no amount was recorded for the three months ended June 30, 2004 and approximately $25,000 was recorded for the six months ended June 30, 2004.  Amortization expense of Web site development costs is included in Depreciation and amortization in the condensed consolidated statements of operations.

Goodwill

SFAS No. 141, “Business Combinations”, or SFAS 141, requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with the carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the difference. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.
(See Note 2 – Goodwill).

Foreign Currency Translation

iVillage’s’s condensed consolidated financial statements are reported in U.S. dollars as that is the reporting currency. The Company’s foreign subsidiary, iVillage Limited, maintains its records in the currency of the country within which it operates. Under SFAS No. 52, “Foreign Currency Translation”, the British Pound is the functional currency. Accordingly, the balance sheet accounts of iVillage Limited are translated into U.S. dollars at the rate of exchange in effect as of the balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Translation adjustments are reported in other comprehensive income within stockholders’ equity.  The cumulative effect of the foreign currency translation was approximately $29,000 at June 30, 2005.

Comprehensive Income

iVillage reflects its comprehensive (loss) income such as unrealized gains and losses on the Company’s foreign currency translation adjustments as a separate component of stockholders’ equity as required by SFAS No. 130, “Reporting Comprehensive Income”. iVillage has not recorded the tax effects related to the currency translation adjustments because such adjustments relate to indefinite investments in international subsidiaries. Comprehensive (loss) income consists of net (loss) income and foreign currency translation adjustments. Comprehensive loss was $0.3 million for the three months ended June 30, 2005 and comprehensive income was approximately $0.1 million for the three months ended June 30, 2004. Comprehensive loss was approximately $1.6 million for the six months ended June 30, 2005 and $0.8 million for the six months ended June 30, 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Significant estimates and assumptions made by iVillage include those related to fair values utilized to allocate revenue under the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, the useful lives of fixed assets and intangible assets, the recoverability of fixed assets, goodwill, intangible assets and deferred tax assets, the allocation of purchase price to the net assets acquired in acquisitions and deferred tax assets, the allowance for doubtful accounts and the assessment of expected probable losses (if any) of claims and potential claims.

Accrued Expenses

In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three and six month periods ended June 30, 2005, iVillage reversed no previously established accruals. iVillage reversed approximately $0.3 million of accruals included in operating expenses primarily due to the renegotiation of a vendor contract with substantial changes in the terms and conditions of the original contract which provided a one-time benefit in the three and six month periods ended June 30, 2004.

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

The difference between our U.S. federal statutory rate of 34%, as well as our state and local rate, net of our federal benefit of 7%, when compared to our actual effective tax rate of 0%, is principally attributed to the valuation allowance provided for our deferred tax assets generated during the period. iVillage has a full valuation allowance on our net deferred tax assets. If we generate pre tax income in future periods, a partial or full reversal of the valuation allowance against the deferred tax assets may be required, and such reversal may be material in the period in which the reversal is recorded. The decision to reverse the valuation allowance will, among other things, consider our profitability in recent periods, as well as our future profitability and available tax planning strategies.

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

Included in the June 30, 2005 and June 30, 2004 calculation of weighted average number of shares of common stock outstanding are 54,636 shares and 58,394 shares, respectively, which have not been issued.  These shares are being held for former Women.com Networks, Inc., or Women.com, and Promotions.com stockholders that have not yet exchanged their respective shares for shares of iVillage during the periods presented, but are entitled to do so.

Stock options and warrants in the amount of 8,772,534 shares for the three and six months ended June 30, 2005 were not included in the computation of diluted net loss per share as they were anti-dilutive.  Stock options and warrants in the amount of 901,811 shares for the three months ended June 30, 2004, were not included in the computation of diluted net income per share as they were anti-dilutive.  Stock options and warrants in the amount of 8,445,590 shares for the six months ended June 30, 2004, were not include in the computation of diluted net loss per share as they were anti-dilutive as a result of net losses for the period.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	($ in thousands except per share data)
Net (loss) income- as reported	$(326)	$84	$(1,592)	$(780)
Weighted average shares of common stock outstanding - basic	72,230	59,079	72,080	58,761
Assumed conversion of dilutive securities	—	5,346	—	—
Weight average shares of common stock outstanding – diluted	72,230	64,425	72,080	58,761
Basic net (loss) income per share	$(0.00)	$0.00	$(0.02)	$(0.01)
Diluted net (loss) income per share	$(0.00)	$0.00	$(0.02)	$(0.01)

Stock-Based Compensation

iVillage applies Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations in accounting for its stock option issuances, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. No compensation cost related to grants of stock options was reflected in iVillage’s net (loss) income, as all options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. In January 2005, in conjunction with the acquisition of Healthology (See Note 7 – Business Acquisitions), all outstanding options to purchase Healthology common stock were converted into options to purchase shares of iVillage common stock at a predetermined exchange ratio.  The fair value of the converted options as determined by the Black Scholes model was $0.3 million. A deferred compensation charge of approximately $0.1 million was calculated as a portion of the converted options were unvested at the time of acquisition date and contained a continued service requirement. Compensation cost related to the converted Healthology options, as well as a modification of stock option terms in general, is measured at the fair value of iVillage’s common stock at the measurement date and is amortized to expense over the vesting period. Compensation costs related to the converted Healthology options was approximately   $12,000 for the three months ended June 30, 2005 and $15,000 for the six months ended June 30, 2005. Forfeitures related to the converted Healthology options were approximately $17,000 for the three and six months ended June 30, 2005.  For the three and six months ended June 30, 2005, there was no compensation costs related to the modification of stock option terms.  For the three and six months ended June 30, 2004, compensation costs related to the modification of stock option terms was approximately $19,000. If compensation cost for iVillage’s stock options, utilizing the Black Scholes model, had been determined based on the fair value of the stock options at the grant date for awards in the three and six months ended June 30, 2005 and 2004 consistent with the provisions of SFAS 123, iVillage’s net loss would have been adjusted to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	($ in thousands except per share data)
Net (loss) income - as reported	$(326)	$84	$(1,592)	$(780)
Add: Stock-based compensation expense determined under APB 25	12	19	15	19
Less: Stock-based compensation expense determined under SFAS 123	(838)	(638)	(1,606)	(1,598)
Net loss - pro forma	$(1,152)	$(535)	$(3,183)	$(2,359)
Basic and diluted net loss per share – as reported	$(0.00)	$0.00	$(0.02)	$(0.01)
Basic and diluted net loss per share – pro forma	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Because options vest over several years and additional option grants are expected to be made in future years, the above pro forma results are not representative of the pro forma results for the full fiscal year or any future periods.

The weighted average assumptions used for grants made in 2005 and 2004 are as follows:

	Options granted during the six months ended June 30,
	2005	2004

Risk-free interest rate	3.36%	2.71%
Expected option life	3 years	4 years
Dividend yield	0.00%	0.00%
Volatility	80%	91%

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS Statement No. 123(R), “Share-Based Payments”, or SFAS 123(R), which revises SFAS 123, supersedes APB 25 and amends FASB Statement No. 95 “Statement of Cash Flows”, or FAS 95. The statement requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.

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

In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, or SFAS 154. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.

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

During the six months ended June 30,  2005, iVillage acquired Healthology, Inc., HealthCentersOnline, Inc. and iVillage Limited (See Note 7 – Business Acquisitions), and incurred approximately $5,000 of additional costs related to the acquisition of The Virtual Mirror, Inc., which was acquired in November 2004. The following table sets forth the components of goodwill, net as of December 31, 2004 and June 30, 2005 (in thousands):

	December 31, 2004	Acquisition	Impairment losses	June 30, 2005
Reporting unit – 1	$19,778	$19,817	$—	$39,595
Reporting unit – 2	1,693	—	—	1,693
Reporting unit – 3	1,770	—	—	1,770
	$23,241	$19,817	$—	$43,058

Reporting unit – 1 includes iVillage Inc., Women.com Networks, Inc., Healthology, Inc., HealthCentersOnline, Inc., iVillage Limited, The Virtual Mirror, Inc., Knowledgeweb, Inc., and Cooperative Beauty Ventures, L.L.C.

Reporting unit – 2 includes iVillage Parenting Network, Inc., Lamaze Publishing Company and iVillage Integrated Properties, Inc.

Reporting unit – 3 includes Public Affairs Group, Inc.

Note 3 - Intangible Assets

iVillage reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS 144.  During the six months ended June 30, 2005, iVillage acquired Healthology, HealthCentersOnline, Inc. and iVillage Limited (See Note 7 – Business Acquisitions).

Identifiable intangible assets are amortized under the straight-line or accelerated method over the period of expected benefit ranging from one to ten years.  The following table sets forth the components of the intangible assets subject to amortization as of June 30, 2005 and December 31, 2004 (in thousands):

		June 30, 2005				December 31, 2004
	Range of	Gross				Gross
	useful	carrying		Accumulated		carrying	Accumulated
	life	amount	Acquisition	amortization	Net	amount	amortization	Net
Advertiser and member lists and customer contracts	2-10 years	$20,777	$4,486	$(15,094)	$10,169	$20,777	$(13,719)	$7,058
Trademarks and domain names.	3 years	3,364	1,473	(3,443)	1,394	3,364	(3,200)	164
Licensing agreement	10 years	2,900	—	(1,700)	1,200	2,900	(1,555)	1,345
Technology.	3 years	935	64	(925)	74	935	(821)	114
Non-competition agreements	1-2 years	810	202	(856)	156	810	(810)	—
Content	3-4 years	757	5,504	(1,497)	4,764	757	(606)	151
		$29,543	$11,729	$(23,515)	$17,757	$29,543	$(20,711)	$8,832

Amortization expense for the three months ended June 30, 2005 was approximately $1.6 million and $2.8 million for the six months ended June 30, 2005. Amortization expense for the three months ended June 30, 2004 was approximately $1.2 million and $2.3 million for the six months ended June 30, 2004.

Estimated amortization expense for the twelve months ending June 30 are as follows (in thousands):

2006	$5,909
2007	5,296
2008	4,047
2009	2,260
2010	245
$17,757

Note 4 – Deferred Gain on Sale of Joint Venture Interest

In March 2003, iVillage and Tesco.com Limited, a division of Tesco, PLC, or Tesco, restructured the terms of their joint venture so that Tesco purchased iVillage’s entire ownership interest in iVillage UK. iVillage and Tesco also entered into a twenty-year license agreement for the use of certain of iVillage’s content and intellectual property subject to earlier termination upon the occurrence of certain events, for the greater of a minimum monthly license fee or a percentage of iVillage UK’s gross revenues. In April, 2005 in connection with the asset acquisition (See Note 7 – Business Acquisitions), iVillage UK Limited and iVillage terminated a license agreement.

All monies received by iVillage under the license agreement have been classified as other income and have been included in the condensed consolidated statements of operations as a gain on sale of joint venture interest. iVillage has earned approximately $25,000 for the three months ended June 30, 2005, and approximately $0.1 million for the six months ended June 30, 2005. iVillage earned approximately $0.1 million for the three months ended June 30, 2004 and $0.2 million for the six months ended June 30, 2004 for services provided.  As of June 30, 2005, iVillage was owed no amount and at December 31, 2004, iVillage was owed approximately $0.1 million for license fees.

Note 5 – Discontinued Operations

As of June 30, 2005 and December 31, 2004, approximately $24,000 of current liabilities of discontinued operations are included in the caption “Other current liabilities” in the condensed consolidated balance sheets, respectively.

Note 6 – Related Party Transactions

America Online, Inc., a division of Time Warner Inc.

America Online, Inc., a division of Time Warner Inc., or AOL, is a stockholder of iVillage.  Additionally, a member of the board of directors was an employee of AOL through June 2004.  Since the fourth quarter of 2004, AOL is no longer reported as a related party.

Included in the caption “Revenues-related parties” in the condensed consolidated statements of operations is approximately $47,000 for the three months ended June 30, 2004 and approximately $0.1 million for the six months ended June 30, 2004 relating to revenues recognized from AOL.

Hearst Communications, Inc.

As of June 30, 2005, Hearst owned approximately 25% of iVillage’s outstanding common stock.

From time to time, iVillage has provided production services outside the scope of its Web site services and amended and restated magazine content and hosting agreements with Hearst.

Revenues, net of royalty payments, from Hearst, were approximately $1.3 million for the three months ended June 30, 2005, and approximately $2.8 million for the six months ended June 30, 2005.  Revenues, net of royalty payments, from Hearst, were approximately $1.9 million for the three months ended June 30, 2004, and approximately $3.8 million for the six months ended June 30, 2004. iVillage was owed a net receivable from this stockholder of approximately $0.1 million as of June 30, 2005 and approximately $0.4 million as of December 31, 2004.

Catalyst Group Design, Inc.

Our Senior Vice President and Editor-in-Chief is the spouse of the Chief Executive Officer of Catalyst Group Design, Inc., or Catalyst Group Design. In 2004, iVillage entered into several agreements totaling approximately $0.3 million with Catalyst Group Design for services related to the redesign of iVillage’s Web site and several revenue contracts of iVillage. In the first quarter of 2005, iVillage entered into one agreement with Catalyst Group Design for services related to the redesign of iVillage’s Astrology.com Web site for approximately $0.1 million.  To date, iVillage has capitalized approximately $0.1 million of these fees as Web site development costs and approximately $0.1 million as prepaid expenses. For the three months ended June 30, 2005, approximately $17,000 was expensed and for the six months ended June 30, 2005, approximately $36,000 was expensed.  There are no comparable amounts for the periods in 2004.  As of June 30, 2005 and December 31, 2004, iVillage owed Catalyst Group Design approximately $0.1 million.

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

During the first quarter of 2005, iVillage signed, launched and completed one new advertising agreement with Waterfront Media, and also completed the remaining contract from 2004. Revenues from Waterfront Media were no amount for the three months ended June 30, 2005 and approximately $0.1 million for the six months ended June 30, 2005. Revenues from Waterfront Media were no amount for the three months ended June 30, 2004 and approximately $0.2 million for the six months ended June 30, 2004. At June 30, 2005, iVillage was owed a receivable of approximately $20,000, and at December 31, 2004, iVillage was owed a receivable of approximately $44,000.

Note 7 – Business Acquisitions

Healthology, Inc.

On January 7, 2005, iVillage acquired all of the outstanding equity of Healthology, a privately held company that is a leading producer and distributor of physician-generated video- and article-based health and medical information (via the internet). The aggregate purchase price, inclusive of closing costs of approximately $0.5 million, was approximately $17.5 million consisting of approximately $15.9 million in cash, 205,908 shares of iVillage’s common stock with the fair value of $1.2 million based on the five day closing price of iVillage’s common stock as reported by the NASDAQ National Market on the two days prior to, the day of and the two days following the acquisition date, and $0.3 million of common stock options (See Note 1-Organization and Basis of Presentation-Stock Based Compensation). Approximately $1.7 million of the purchase price was deposited into an escrow fund to cover possible indemnification claims.  Approximately $0.6 million of the escrow fund, representing the cash portion, is eligible for release after 18 months, with the remaining portion, consisting solely of stock, eligible for release after 24 months.   The difference between the purchase price and the fair value of the acquired net assets of Healthology of approximately $14.0 million was recorded as goodwill (See Note 2-Goodwill).  In the second quarter of 2005, we recorded an additional approximately $0.3 million of goodwill due primarily to additional transaction costs and to record additional pre-acquisition liabilities which are reflected in the below table.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

Cash	$1,788
Accounts receivable	2,121
Other current assets	105
Accounts payable and accrued expenses	(1,096)
Deferred revenue	(5,456)
Deferred compensation	84
Fixed assets	54
Content	2,914
Customer contracts	1,884
Domain names	913
Non-competition agreement	181
Technology	64
Goodwill	13,964
$17,520

A portion of the content intangible asset acquired is being amortized on an accelerated basis.  The amortization expense relating to the acquired intangible assets has no associated tax impact since the acquisition of Healthology was a stock purchase and any acquired intangible

assets would not be deductible for tax purposes.   In addition, goodwill is not tax deductible.   No pro forma information is included as the acquisition of Healthology would not have had a material impact on the consolidated results of operations of iVillage.

HealthCentersOnline, Inc.

On April 8, 2005, iVillage acquired all of the outstanding equity of HealthCentersOnline, Inc., a privately-held, online destination for physician-edited information on health conditions, treatments and preventative care for patients.  The aggregate purchase price, inclusive of closing costs of approximately $0.2 million, was approximately $12.2 million, consisting of approximately $11.2 million in cash and 166,945 shares of iVillage common stock with a fair value of $1.0 million based on the five day closing price of iVillage’s common stock as reported by the NASDAQ National Market on the two days prior to, the day of and the two days following the announcement date. $1.8 million of the purchase price was deposited into an escrow fund to cover possible indemnification claims and is eligible for release after 18 months.  The difference between the purchase price and the fair value of the acquired net assets of HealthCentersOnline of approximately $5.8 million was recorded as goodwill (See Note 2-Goodwill). iVillage has not finalized the allocation of the purchase price.  iVillage, however, does not expect the final allocation to differ materially from the preliminary allocation.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

Cash.	$1,740
Accounts receivable	623
Other current assets	76
Other assets	26
Accounts payable and accrued expenses	(1,074)
Deferred revenue	(411)
Fixed assets	155
Content .	2,590
Customer contracts	2,052
Trademarks/Domain names	560
Non-competition agreements	21
Goodwill	5,847
$12,205

A portion of the customer contracts intangible asset acquired is being amortized on an accelerated basis.  The amortization expense relating to the acquired intangible assets has no associated tax impact since the acquisition of Healthology was a stock purchase and any acquired intangible assets would not be deductible for tax purposes.   In addition, goodwill is not tax deductible.

The accompanying unaudited pro forma summary represents consolidated results of operations for iVillage as if the acquisition of HealthCentersOnline had been consummated on January 1, 2004. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of iVillage.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	($ in thousands, expect per share data)
Total revenues	$21,132	$17,202	$39,355	$33,198
Net loss	$(378)	$(93)	$(1,831)	$(1,256)
Net loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.02)

iVillage UK Limited

On April 29, 2005, iVillage, through its subsidiary, iVillage Limited, acquired from iVillage UK Limited, a subsidiary of Tesco, the iVillage.co.uk Web site and certain related assets. The purchase price, inclusive of closing costs, was approximately $0.6 million and was structured as an asset purchase. In connection with the acquisition, iVillage UK Limited and iVillage terminated a license agreement pursuant to which iVillage previously licensed content and certain other intellectual property to iVillage UK Limited (See Note 4 – Deferred Gain on Sale of Joint Venture Interest). iVillage has not finalized the allocation of the purchase price.  iVillage, however, does not expect the final allocation to differ materially from the preliminary allocation.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

Working capital.	$18
Fixed assets	15
Customer relationships .	550
$583

The customer relationships intangible asset acquired is being amortized on an accelerated basis.  The amortization expense relating to the acquired intangible assets has no associated tax impact since the UK entity has been operating in a net loss position and it is more likely than not that any deferred tax asset will not be realized.  No pro forma information is included as the acquisition of iVillage UK Limited would not have had a material impact on the consolidated results of operations of iVillage.

Note 8 – Commitments and Contingencies

Leases

iVillage leases office space and equipment under non-cancelable operating leases expiring at various dates through April 2015 (See Note 10 – Subsequent Event). The following is a schedule of future minimum lease payments under non-cancelable operating leases as of June 30, 2005, for the next five years:

Twelve months ending June 30:	(in thousands)
2006	$2,409
2007	2,168
2008	2,034
2009	2,035
2010	1,992
Thereafter	7,197
$17,835

In addition, in the ordinary course of business, iVillage enters into agreements with various service providers for ad serving, satellite transmissions and license/content arrangements.

Technology

In the event of an unforeseen interruption of service to the satellite technology used by iVillage Parenting Network, Inc. to transmit its television channels, iVillage would need to find another satellite provider and/or invest in alternative technology to distribute this service.

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

On June 25, 2004, the plaintiffs filed a motion for preliminary approval of the settlement with the court, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and certain underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004.  On February 15, 2005, the court issued an opinion and order granting preliminary approval to the settlement and ordering the plaintiffs and issuer defendants to submit to the court a revised settlement stipulation consistent with the court’s order.  Pursuant to the court’s instruction, the parties to the settlement agreement submitted the revised settlement stipulation on May 2, 2005.  The Court has indicated that assuming the revised settlement stipulation is acceptable to the Court, notice to the class-members would be sent out in the beginning of September 2005 and a final hearing to allow for any plaintiff to object to the settlement will take place on January 9, 2006.  We believe, based upon the advice of outside legal counsel, that the aforementioned lawsuit and claims asserted against us and our subsidiary pursuant to these complaints are without merit and we intend to vigorously defend against these claims.  If the proposed settlement in the initial public offering “laddering” cases is ultimately not approved by the courts, defending against these claims could require the expenditure of significant financial and managerial resources, which could harm our business.

We are not currently subject to any other material legal proceedings.  We may from time to time, however, become a party to various legal proceedings arising in the ordinary course of business.

Note 9 – Capital Stock

Warrants

As of June 30, 2005 and December 31, 2004, there were outstanding warrants to purchase 5,282 shares of iVillage common stock with an exercise price of $14.35 per share, respectively. The warrants expire on June 9, 2007.

Treasury Stock

On May 5, 2005, the former owners of StudentCenter LLC, the assets of which were purchased by iVillage in September 1997 and sold in May 1998, exercised 33,334 options.  The options had a grant price of $6.00 per share representing gross proceeds of approximately $0.2 million.  In lieu of cash payment, the former owners of StudentCenter LLC remitted 30,647 shares with an average price of $6.53 per share to iVillage.

Note 10 – Subsequent Events

Intangible Assets – Technology

In July 2005, iVillage purchased certain proprietary software products and related technology, and the intellectual rights from Corsis Technology Services, Inc., or Corsis, to further expand its Promotions.com operations for $1.0 million.  In addition, Corsis was hired to further enhance and develop the software for an additional $1.0 million, which is due upon acceptance by iVillage.  If Corsis fails to complete and deliver the enhanced software, iVillage would be entitled to a full refund of all moneys paid.

Commitments and Contingencies – Leases

Effective July 1, 2005, iVillage amended its New York lease to add 14,668 square feet, in which iVillage has consolidated its Healthology and IVPN subsidiaries. The future minimum lease payments have been included in the table in Note 8 – Commitments and Contingencies – Leases.

Employment Agreement

In August 2005, iVillage and its Chief Executive Officer, or CEO, entered into an employment agreement which expires in May 2008.  The agreement provides for a salary increase, bonus potential and a stock option grant, subject to shareholder approval, of 567,000 shares which vests in three equal installments over three years.  In addition, the CEO will be awarded a grant of 50,000 restricted stock units on or about June 30, 2005, January 1, 2006 and June 30, 2007, which all vest on May 31, 2008, and 100,000 performance units which will also vest on May 31, 2008.  The restricted stock units and the performance units may entitle the CEO to cash payments based on the fair market value of iVillage’s common stock on the vesting date. The restricted stock unit and performance stock unit awards will be recorded as a liability equal to the fair value obligaiton.  The corresponding expense will be recorded over the service period.  Changes to the underlying fair market value of the stock during the vesting period will be included in the calculation of the expense.

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

•                  “Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides detailed narrative regarding significant changes in our results of operations for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.

•                  “Liquidity and Capital Resources” discusses our liquidity and cash flows for the three and six months ended June 30, 2005 compared to those for the three and six months ended June 30, 2004, factors that may influence our future cash requirements and the status of certain contractual obligations as of June 30, 2005.

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

iVillage Background

Founded in 1995, iVillage is “the Internet for women” and consists of several online and offline media-based properties, including iVillage.com, Healthology, HealthCentersOnline, iVillage Limited, iVillage Consulting, GardenWeb.com, Promotions.com, Astrology.com, IVPN and PAG. Following is a synopsis of certain of our operational activities, subsidiaries and divisions:

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

HealthCentersOnline

Acquired on April 8, 2005, HealthCentersOnline provides healthcare information on the Internet for patients and their families and helps patients understand the complex nature of various conditions, diagnostic tests, treatment options and preventive care. HealthCentersOnline creates health content through a unique blend of original physician-edited articles, useful health tools and high impact instructional animations and illustrations.

iVillage Limited

On April 29, 2005, iVillage, through its subsidiary iVillage Limited, acquired from iVillage UK Limited, a subsidiary of Tesco Stores Limited, certain assets relating to the iVillage.co.uk Web site, an online destination providing practical solutions on a range of topics and everyday support for women 18 years of age and over.

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

The discussion and analysis below indicates the results of operations of GardenWeb.com since November 22, 2004, Healthology, Inc. since January 7, 2005, HealthCentersOnline, Inc. since April 8, 2005 and the assets of iVillage UK Limited since April 29, 2005.

Critical Accounting Policies

Revenue Recognition

iVillage.com

The discussion and analysis below related to iVillage.com also includes information related to our Healthology, HealthCentersOnline, iVillage Limited, Promotions.com, Inc., Substance.com, Women.com and GardenWeb.com subsidiaries and gURL.com, iVillage Consulting and iVillageSolutions divisions.

Revenues from iVillage.com, HealthCentersOnline, iVillage Limited, Substance.com, Women.com and gURL.com are derived primarily from the sale of sponsorship and advertising contracts. Sponsorship revenues are derived principally from contracts designed to support a customer’s broad marketing objectives, including brand promotion, awareness, product introductions and online research. Sponsorship agreements typically include the delivery of impressions on our Web sites and occasionally the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include rich media and display or banner advertisements, links, or other text or images. As part of a few sponsorship agreements, sponsors selling products may provide us with a commission on sales of their products generated through our Web sites. To date, amounts received from the sale of sponsor’s products have not been significant.

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

Revenues from Healthology are also included in sponsorship and advertising revenues. Healthology’s revenues are derived primarily from contracts in which Healthology creates, provides and distributes health related content and streaming media. We recognize revenue from Healthology’s contracts straight-line over the expected period we will provide services or upon completed contract when the content created is not owned by Healthology and when the collection of the receivable is reasonably assured.

For contracts with multiple elements, namely those that include delivered and undelivered products, or advertising and production revenue, we allocate revenue to each element based on evidence of its fair value under the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. Evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. We recognize revenue allocated to each element when the criteria for revenue set forth above are met.

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

We receive or have received revenues from initiatives involving subscription-based properties, the sale of iVillage-branded products and services, the sale of third-party products, the licensing of portions of our content and services, and the sale of research. Revenues from GardenWeb.com are included as part of subscription-based properties. We recognize revenues from these initiatives when products are shipped and/or provided to the customer, or straight-line over the life of the agreement and when the collection of the receivable is reasonably assured and no further obligation remains.

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

IVPN

IVPN’s revenues are derived primarily from advertising placements in IVPN’s publications and broadcasts of The Newborn Channel, The Newborn Channel-Spanish, currently offered as an audio overlay to The Newborn Channel, and The Wellness Channel, or collectively, the Channels.  In addition, sponsorship and advertising revenues are generated through a sampling and coupon program, which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant parents. Sponsorship and advertising revenues are recognized on a straight-line basis over the term of the contract, provided that IVPN has no continuing obligations and the collection of the receivable is reasonably assured.

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

PAG

Revenues from PAG are generated primarily through subscription-based programs that convey current best practices for both diversity issues in the workplace and corporate communications, the hosting of events, including notably an annual two-day summit and gala event that focuses on diversity and women, and consulting agreements. PAG recognizes revenue from subscriptions ratably over the term of the subscription agreement, from the events when the events are held, and from the consulting agreements ratably over the term of the agreement or upon completion of the deliverable, provided the collection of the receivable is reasonably assured.

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

The difference between our U.S. federal statutory rate of 34%, as well as our state and local rate, net of our federal benefit of 7%, when compared to our actual effective tax rate of 0%, is principally attributed to a valuation allowance provided for our deferred tax assets generated during the period. We have a full valuation allowance on our net deferred tax assets. If we generate pre tax income in future periods, a partial or full reversal of the valuation allowance against the deferred tax assets may be required, and such reversal may be material in the period in which the reversal is recorded. The decision to reverse the valuation allowance will, among other things, consider our profitability in recent periods, as well as our future profitability and available tax planning strategies.

Allowance for Doubtful Accounts

We assess the required amount of allowance for doubtful accounts based on past experience, our review of the accounts receivable agings and our analysis of specific customer accounts.

Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and assumptions made by us include those related to the useful lives of fixed assets and intangible assets, the recoverability of fixed assets, the allocation of purchase price to the fair value of net assets acquired in acquisition and deferred tax assets, the allowance for doubtful accounts and the assessment of expected probable losses (if any) of claims and potential claims.

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

•                  the determination of final purchase price allocations on recent acquisitions which may lead to higher than anticipated amortization costs.

Revenues

The following table sets forth revenues by property:

	Three Months Ended June 30,					Six Months Ended June 30,
	(dollars in thousands)
	2005	(1)		2004	(1)	2005	(1)	2004	(1)
iVillage.com	$16,043	76%		$9,717	59%	$28,099	73%	$18,333	57%

Astrology.com	1,170	6%		788	5%	2,321	6%	1,628	5%

IVPN	3,107	15%		5,013	30%	6,511	17%	10,390	32%

PAG	760	4%		980	6%	1,423	4%	1,654	5%

Total revenues	$21,080	100	%(2)	$16,498	100%	$38,354	100%	$32,005	100	%(2)

(1)  Percent of total revenues.

(2)  The aggregate of this column does not equal 100% due to rounding.

iVillage.com

	Three Months Ended June 30,				Six Months Ended June 30,
	(dollars in thousands)
	2005	(1)	2004	(1)	2005	(1)		2004	(1)
Sponsorship & advertising	$11,687	72%	$6,283	65%	$19,051	68%		$11,591	63%

Barter	1,600	10%	1,092	11%	3,270	12%		1,925	11%

iVillage Consulting	1,107	7%	1,083	11%	2,434	9%		2,236	12%

Promotions.com	1,064	7%	1,071	11%	2,434	9%		2,127	12%

Online services/other	585	4%	188	2%	910	3%		454	2%
	$16,043	100%	$9,717	100%	$28,099	100	%(2)	$18,333	100%

(1)  Percent of iVillage.com’s revenues.

(2)  The aggregate of this column does not equal 100% due to rounding.

Three Months Ended June 30

Revenues from iVillage.com accounted for approximately 76% of total revenues for the three months ended June 30, 2005, and approximately 59% of total revenues for the three months ended June 30, 2004.  Revenues from iVillage.com increased approximately $6.3 million, or 65%, for the three months ended June 30, 2005, as compared to the corresponding period in 2004.

The increase in revenues for the three months ended June 30, 2005, as compared to the corresponding period in 2004, was primarily due to an increase in sponsorship and advertising revenues, which includes revenues from sponsored links and our recent acquisitions, of approximately $5.4 million, an increase in barter revenue of approximately $0.5 million and an increase in online services revenues of approximately $0.4 million.  The increase in sponsorship and advertising revenues was primarily due to the acquisition of Healthology which contributed approximately $2.4 million, HealthCentersOnline which contributed approximately $0.8 million, iVillage Limited which contributed approximately $0.5 million and an increased number of advertisers, coupled with higher pricing of contracts, related to iVillage’s websites of approximately $1.5 million. The increase in barter revenue was used to provide some additional traction for the iVillage.com Web site relaunch which occurred in January 2005.

The increase in online services revenues of approximately 200% for the three months ended June 30, 2005, as compared to the corresponding period in 2004, was primarily due to the acquisition of HealthCentersOnline which offers subscription based and licensing services.

Six Months Ended June 30

Revenues from iVillage.com accounted for approximately 73% of total revenues for the six months ended June 30, 2005, and approximately 57% of total revenues for the six months ended June 30, 2004.  Revenues from iVillage.com increased approximately $9.8 million, or 53%, for the six months ended June 30, 2005, as compared to the corresponding period in 2004.

The increase in revenues for the six months ended June 30, 2005, as compared to the corresponding period in 2004, was primarily due to an increase in sponsorship and advertising revenues, which includes revenues from sponsored links and our recent acquisitions, of approximately $7.5 million, an increase in barter revenue of approximately $1.3 million and an increase in online services revenues of approximately $0.4 million.  The increase in sponsorship and advertising revenues was primarily due to the acquisition of Healthology which contributed approximately $3.8 million, HealthCentersOnline which contributed approximately $0.8 million, iVillage Limited which contributed approximately $0.5 million and an increased number of advertisers, coupled with higher pricing of contracts, related to iVillage’s websites of approximately $2.1 million. The increase in barter revenue was used to provide some traction for the iVillage.com Web site relaunch which occurred in January 2005.

The increase in online services revenues of approximately 90% for the six months ended June 30, 2005, as compared to the corresponding period in 2004, was primarily due to the acquisition of HealthCentersOnline which offers subscription based and licensing services.

Astrology.com

	Three Months Ended June 30,				Six Months Ended June 30,
	(dollars in thousands)
	2005	(1)	2004	(1)	2005	(1)	2004	(1)
Online services	$791	68%	$627	80%	$1,658	71%	$1,350	83%

Other	379	32%	161	20%	663	29%	278	17%
	$1,170	100%	$788	100%	$2,321	100%	$1,628	100%

(1)  Percent of Astrology.com’s revenues.

Three Months Ended June 30

Revenues from Astrology.com accounted for approximately 6% of total revenues for the three months ended June 30, 2005, and approximately 5% of total revenues for the three months ended June 30, 2004.  Revenues from Astrology.com increased approximately $0.4 million, or 48%, for the three months ended June 30, 2005, as compared to the corresponding period in 2004, primarily due to an increase in revenues from online services of approximately $0.2 million and other revenues of approximately $0.2 million. The increase in online services was primarily due to an increase in astrological charts sold and the introduction of new products. The increase in other revenue was primarily due to an increase in payments received from third parties in connection with our distribution agreements.

Six Months Ended June 30

Revenues from Astrology.com accounted for approximately 6% of total revenues for the six months ended June 30, 2005, and approximately 5% of total revenues for the six months ended June 30, 2004.  Revenues from Astrology.com increased approximately $0.7 million, or 43%, for the six months ended June 30, 2005, as compared to the corresponding period in 2004, primarily due to an increase in revenues from online services of approximately $0.3 million and other revenues of approximately $0.4 million. The increase in online services was primarily due to an increase in astrological charts sold and the introduction of new products. The increase in other revenue was primarily due to an increase in payments received from third parties in connection with our distribution agreements.

IVPN

	Three Months Ended June 30,				Six Months Ended June 30,
	(dollars in thousands)
	2005	(1)	2004	(1)	2005	(1)	2004	(1)
Sponsorship & advertising	$2,689	87%	$3,091	62%	$5,089	78%	$5,788	56%

Custom publications	—	—%	1,623	32%	596	9%	3,888	37%

Licensing fees	418	13%	299	6%	826	13%	714	7%
	$3,107	100%	$5,013	100%	$6,511	100%	$10,390	100%

(1)  Percent of IVPN’s revenues.

Three Months Ended June 30

Revenues from IVPN accounted for approximately 15% of total revenues for the three months ended June 30, 2005, and approximately 30% of total revenues for the three months ended June 30, 2004.  Revenues from IVPN decreased approximately $1.9 million, or 38%, for the three months ended June 30, 2005, as compared to the corresponding period in 2004.

The decrease in revenues for the three months ended June 30, 2005, as compared to the corresponding period in 2004, was primarily due to a decrease in revenue from custom publications of approximately $1.6 million and a decrease in sponsorship and advertising revenues of approximately $0.4 million. The decrease in revenues from custom publications was due to Wal-Mart Stores, Inc. and its affiliates or Wal-Mart, no longer utilizing IVPN to create and distribute custom publications which were used for baby promotions in its United States stores. The decrease in revenues from sponsorship and advertising was mainly due to a decrease in the number of customers advertising in IVPN’s publications and on The Newborn Channel and the discontinuance of the video offering.  Revenues from the video offering were no amount for the three months ended June 30, 2005 and approximately $0.1 million for the three months ended June 30, 2004.

As of June 30, 2005, 667 hospitals had agreed to pay a fee for The Newborn Channel and all contracts had commenced. This compares to 506 hospitals that agreed to pay a fee for The Newborn Channel and 467 contracts that commenced as of June 30, 2004.  This led to the increase in revenues from licensing of approximately $0.1 million, or 40%, for the three months ended June 30, 2005 as compared to the corresponding period in 2004.

Six Months Ended June 30

Revenues from IVPN accounted for approximately 17% of total revenues for the six months ended June 30, 2005, and approximately 32% of total revenues for the six months ended June 30, 2004.  Revenues from IVPN decreased approximately $3.9 million, or 37%, for the six months ended June 30, 2005, as compared to the corresponding period in 2004.

The decrease in revenues for the six months ended June 30, 2005, as compared to the corresponding period in 2004, was primarily due to a decrease in revenue from custom publications of approximately $3.3 million and a decrease in sponsorship and advertising revenues of approximately $0.7 million. The decrease in revenues from custom publications was due to Wal-Mart no longer utilizing IVPN to create and distribute custom publications which were used for baby promotions in its United States stores. The decrease in revenues from sponsorship and advertising was mainly due to a decrease in the number of customers advertising in IVPN’s publications and on The Newborn Channel and the discontinuance of the video offering. Revenues from the video offering were approximately $0.1 million for the six months ended June 30, 2005 and approximately $0.3 million for the six months ended June 30, 2004.

Revenues from IVPN may vary based upon the timing and volume of customers’ advertising and marketing initiatives

PAG

	Three Months Ended June 30,					Six Months Ended June 30,
	(dollars in thousands)
	2005	(1)	2004	(1)		2005	(1)	2004	(1)
Subscription-based programs	$509	67%	$459	47%		$985	69%	$910	55%

Events	201	26%	359	37%		312	22%	401	24%

Consulting/other	44	6%	135	14%		109	8%	305	18%

Barter	6	1%	27	3%		17	1%	38	2%
	$760	100%	$980	100	%(2)	$1,423	100%	$1,654	100	%(2)

(1)  Percent of PAG’s revenues.

(2)  The aggregate of this column does not equal 100% due to rounding.

Three Months Ended June 30

Revenues from PAG accounted for approximately 4% of total revenues for the three months ended June 30, 2005, and approximately 6% of total revenues for the three months ended June 30, 2004. Revenues from PAG decreased approximately $0.2 million, or 22%, for the three months ended June 30, 2005, as compared to the corresponding period in 2004.  The decrease in revenues for the three months ended June 30, 2005, as compared to the corresponding period in 2004, was primarily due to the timing of an event.  In 2004, the event took place in the second quarter however in 2005 this event will occur in the third quarter.

Six Months Ended June 30

Revenues from PAG accounted for approximately 4% of total revenues for the six months ended June 30, 2005, and approximately 5% of total revenues for the six months ended June 30, 2004. Revenues from PAG decreased approximately $0.2 million, or 14%, for the six months ended June 30, 2005, as compared to the corresponding period in 2004.  The decrease in revenues for the six months ended June 30, 2005, as compared to the corresponding period in

2004, was primarily due to a decrease in consulting revenue of approximately $0.2 million due to the non-renewal of contracts that expired in the later part of 2004 and the second quarter of 2005.

Events revenue decreased approximately $0.1 million, or 22%, for the six months ended June 30, 2005, as compared to the corresponding period in 2004, due to the timing of an event which took place in the second quarter of 2004 which will occur in the third quarter of 2005, offset by an event in March 2005 with no like event in 2004, which provided additional revenues of approximately $0.1 million.

Revenues, Receivables and Customer Concentration

Our five largest customers accounted for approximately 20% of total revenues for the three months ended June 30, 2005 and approximately 28% of total revenues for the corresponding period in 2004.  Our five largest customers accounted for approximately 21% of total revenues for the six months ended June 30, 2005 and approximately 32% of total revenues for the corresponding period in 2004. No single customer accounted for more than 10% of our total revenues for the three month and six months ended June 30, 2005. One customer, Hearst, a related party, accounted for approximately 12% of total revenues for the three months ended June 30, 2004.  Wal-Mart and Hearst each accounted for approximately 12% of total revenues for the six months ended June 30, 2004.  At June 30, 2005 and December 31, 2004, no single customer accounted for more than 10% of total net accounts receivable. The significance of revenues from any of our customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives. We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. Consequently, the loss of even a small number of our largest customers at any one time may adversely affect our business, financial condition and results of operations, unless we are able to enter into contracts to replace lost revenue.

Operating Expenses

The following table sets forth our operating expenses by type (dollars in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2005	(1)	2004	(1)		2005	(1)		2004	(1)
Editorial, product development and technology	$8,921	42%	$7,013	43%		$17,160	45%		$14,524	45%

Sales and marketing	7,001	33%	4,723	29%		12,937	34%		9,108	28%

General and administrative	3,572	17%	2,885	17%		6,561	17%		5,793	18%

Depreciation and amortization	2,311	11%	1,953	12%		4,115	11%		3,757	12%

Total operating expenses	$21,805	103%	$16,574	100	%(2)	$40,773	106	%(2)	$33,182	104	%(2)

(1)  Percent of total revenues.

(2)  The aggregate of this column does not equal total operating expenses due to rounding.

Total operating expenses increased for the three and six months ended June 30, 2005, as compared to the corresponding period in 2004, primarily due to the acquisitions of Healthology on January 7, 2005, HealthCentersOnline on April 8, 2005, the assets of iVillage UK Limited on April 29, 2005, collectively the Acquisitions, and an increase in our marketing and barter expenses.  During the second half of 2005, the Company expects to stabilize and/or decrease operating expenses through synergies achieved with our Acquisitions, as well as the outsourcing of certain of our information technology services functions.

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

Three Months Ended June 30

Editorial, product development and technology expenses for the three months ended June 30, 2005 were approximately $8.9 million, or 42% of total revenues. Editorial, product development and technology expenses for the three months ended June 30, 2004 were approximately $7.0 million, or 43% of total revenues.

Editorial, product development and technology expenses increased approximately $1.9 million, or 27%, for the three months ended June 30, 2005, as compared to the corresponding period in 2004, primarily due to an increase in payroll and related benefits of approximately $1.1 million primarily due to the Acquisitions, an increase in licensing fees of approximately $0.4 million and an increase in consultant expenses of approximately $0.3 million. Licensing fees increased due to a one-time benefit of approximately $0.3 million realized in the second quarter of 2004 stemming from the renegotiation of a vendor contract with substantial changes in the terms and conditions of the original contract.  Consultant expenses increased due to higher revenues from the Promotions.com division and non-capitalizable costs associated with the iVillage Web site redesign, as well as from the Acquisitions. The increase was partially offset by a decrease in costs of approximately $0.3 million associated with no custom publications created and/or distributed in the three months ended in June 30, 2005, as compared with two custom publication created and distributed in the corresponding period in 2004 due to Wal-Mart no longer utilizing IVPN for custom publications in its United States stores. Editorial, product development and technology expenses remained consistent as a percentage of total revenues for the three months ended June 30, 2005, as compared to the corresponding period in 2004, due to a similar growth in editorial, product development and technology expenses and revenues.

Six Months Ended June 30

Editorial, product development and technology expenses for the six months ended June 30, 2005 were approximately $17.2 million, or 45% of total revenues. Editorial, product development and technology expenses for the six months ended June 30, 2004 were approximately $14.5 million, or 45% of total revenues.

Editorial, product development and technology expenses increased approximately $2.7 million, or 18%, for the six months ended June 30, 2005, as compared to the corresponding period in 2004, primarily due to an increase in payroll and related benefits of approximately $1.4 million primarily due to the Acquisitions, an increase in consultant expenses of approximately $0.9 million, an increase in licensing fees of approximately $0.4 million, an increase in expenses for IVPN’s non-custom publication products of approximately $0.3 million and an increase of approximately $0.2 million related to more robust video offerings on the Web site. Consultant expenses increased due to higher revenues from the Promotions.com division and non-capitalizable costs associated with the iVillage Web site redesign, as well as from the Acquisitions.  Licensing fees increased due to a one-time benefit of approximately $0.3 million realized in the second quarter of 2004 stemming from the renegotiation of a vendor contract with substantial changes in the terms and conditions of the original contract.  Expenses from IVPN’s non-custom publication products increased primarily due to IVPN converting many of its hospitals from the satellite broadcast to a new system that eliminates the need for a constant satellite feed leading to some duplicative costs as both the satellite and new system are currently running. As the remaining hospitals are converted to the new system, this new technology will only require a limited amount of satellite time each month resulting in reduced operating costs in the second half of 2005. The increase was partially offset by a decrease in costs of approximately $0.9 million associated with one custom publication created and distributed in the six months ended in June 30, 2005, as compared with four custom publication created and distributed in the corresponding period in 2004 due to Wal-Mart no longer utilizing IVPN for custom publications in its United States stores. Editorial, product development and technology expenses remained consistent as a percentage of total revenues for the three months ended June 30, 2005, as compared to the corresponding period in 2004, due to a similar growth in editorial, product development and technology expenses and revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of the following:

•                  payroll, commissions, severance and related expenses for sales and marketing personnel;

•                  advertising and other marketing-related expenses; and

•                  an allocation of facility expenses, which is based on the number of personnel in sales and marketing roles.

Three Months Ended June 30

Sales and marketing expenses for the three months ended June 30, 2005 were approximately $7.0 million, or 33% of total revenues. Sales and marketing expenses for the three months ended June 30, 2004 were approximately $4.7 million, or 29% of total revenues.

Sales and marketing expenses increased approximately $2.3 million, or 48%, for the three months ended June 30, 2005, as compared to the corresponding period in 2004, primarily due to an increase in advertising, marketing and barter expenses of approximately $1.1 million which were used to provide some traction for the iVillage Web site relaunch which occurred in January 2005 and was incurred by the Acquisitions and increased payroll costs of approximately $0.9 million primarily from the Acquisitions. Sales and marketing expenses increased as a percentage of total revenues for the three months ended June 30, 2005, when compared to the corresponding period in 2004, due to a larger percent growth in sales and marketing expenses, stemming from the Acquisitions, as compared to total revenues.

Included in sales and marketing expenses are barter transactions, which amounted to approximately 23% of total sales and marketing costs during the three month period ended June 30, 2005 and 2004.

Six Months Ended June 30

Sales and marketing expenses for the six months ended June 30, 2005 were approximately $12.9 million, or 34% of total revenues. Sales and marketing expenses for the six months ended June 30, 2004 were approximately $9.1 million, or 28% of total revenues.

Sales and marketing expenses increased approximately $3.8 million, or 42%, for the six months ended June 30, 2005, as compared to the corresponding period in 2004, primarily due to an increase in advertising, marketing and barter expenses of approximately $2.4 million which were used to provide some traction for the iVillage Web site relaunch which occurred in January 2005 and was incurred by the Acquisitions and increased payroll costs of approximately $1.2 million primarily from the Acquisitions. Sales and marketing expenses increased as a percentage of total revenues for the six months ended June 30, 2005, when compared to the corresponding period in 2004, due to a larger percent growth in sales and marketing expenses, stemming from the Acquisitions, as compared to total revenues.

Included in sales and marketing expenses are barter transactions, which amounted to approximately 25% of total sales and marketing costs during the six month period ended June 30, 2005, compared to approximately 21% of such costs for the corresponding period in 2004.

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

Three Months Ended June 30

General and administrative expenses for the three months ended June 30, 2005 were approximately $3.6 million, or 17% of total revenues. General and administrative expenses for the three months ended June 30, 2004 were approximately $2.9 million, or 17% of total revenues.

General and administrative expenses increased approximately $0.7 million for the three months ended June 30, 2005, or 24%, as compared to the corresponding period in 2004, primarily due to an increase in salaries of approximately $0.5 million primarily from the Acquisitions and from general corporate overhead of approximately $0.3 million from the Acquisitions.   The increase was partially offset by an approximately $0.1 million decrease in insurance expenses due to better pricing. General and administrative expenses remained consistent as a percentage of total revenues for the three months ended June 30, 2005, when compared to the corresponding period in 2004, due to a similar growth in general and administrative expenses and revenues.

In the ordinary course of business, we utilize estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three months ended June 30, 2004, we reversed approximately $0.3 million of accruals included in operating expenses due to the renegotiation of a vendor contract with substantial changes in the terms and conditions of the original contract which provided a one-time benefit.

Six Months Ended June 30

General and administrative expenses for the six months ended June 30, 2005 were approximately $6.6 million, or 17% of total revenues. General and administrative expenses for the six months ended June 30, 2004 were approximately $5.8 million, or 18% of total revenues.

General and administrative expenses increased approximately $0.8 million for the six months ended June 30, 2005, or 13%, as compared to the corresponding period in 2004, primarily due to an increase in salaries of approximately $0.5 million primarily from the Acquisitions and from general corporate overhead of approximately $0.4 million from the Acquisitions.   The increase was partially offset by an approximately $0.3 million decrease in insurance expenses due to better pricing. General and administrative expenses decreased as a percentage of total revenues for the six months ended June 30, 2005, when compared to the corresponding period in 2004, due to a higher growth in revenues as compared to general and administrative expenses.

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

Depreciation and Amortization

Three Months Ended June 30

Depreciation and amortization expenses were approximately $2.3 million, or 11% of total revenues, for the three months ended June 30, 2005 and approximately $2.0 million, or 12% of total revenues, for the three months ended June 30, 2004. Depreciation and amortization expenses increased approximately $0.4 million for the three months ended June 30, 2005, or 18%, as compared to the corresponding period in 2004, primarily due to increased amortization costs of approximately $1.1 million stemming from the Acquisitions offset by decreased amortization from intangibles acquired in the Women.com acquisition which were fully amortized in June 2004 and the Promotions.com acquisition which were fully amortized in April 2005.

Six Months Ended June 30

Depreciation and amortization expenses were approximately $4.1 million, or 11% of total revenues, for the six months ended June 30, 2005 and approximately $3.8 million, or 12% of total revenues, for the six months ended June 30, 2004. Depreciation and amortization expenses increased approximately $0.4 million for the six months ended June 30, 2005, or 10%, as compared to the corresponding period in 2004, primarily due to increased amortization costs of approximately $1.7 million stemming from the Acquisitions offset by decreased amortization from intangibles acquired in the Women.com acquisition which were fully amortized in June 2004 and the Promotions.com acquisition which were fully amortized in April 2005.

Interest Income, Net

Interest income, net includes primarily interest income from our cash balances and interest earned on stockholders’ notes receivable.

Three Months Ended June 30

Interest income, net for the three months ended June 30, 2005 was approximately $0.4 million, or 2% of total revenues, and approximately $50,000, or less than 1% of total revenues for the three months ended June 30, 2004. Interest income, net increased for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to larger cash balances maintained in the second quarter of 2005 stemming from the public offering completed in July 2004.

Six Months Ended June 30

Interest income, net for the six months ended June 30, 2005 was approximately $0.7 million, or 2% of total revenues, and approximately $0.1 million, or less than 1% of total revenues for the six months ended June 30, 2004. Interest income, net increased for the six months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to larger cash balances maintained in 2005 stemming from the public offering completed in July 2004.

Other Income, Net

Three Months Ended June 30

Other income, net for the three months ended June 30, 2005 was approximately $16,000, or less than 1% of total revenues, and approximately $34,000, or less than 1% of total revenues for the three months ended June 30, 2004. Other income, net primarily includes moneys received from a legal settlement and from a distribution in a bankruptcy claim acquired in the acquisition of Women.com and Promotions.com.

Six Months Ended June 30

Other income, net for the six months ended June 30, 2005 was approximately $16,000, or less than 1% of total revenues, and approximately $86,000, or less than 1% of total revenues for the six months ended June 30, 2004. Other income, net primarily includes moneys received from a legal settlement and from a distribution in a bankruptcy claim acquired in the acquisition of Women.com and Promotions.com.

Gain on Sale of Joint Venture Interest

Three and Six Months Ended June 30

Gain on sale of joint venture interest was approximately $25,000, or less than 1% of total revenues, for the three months ended June 30, 2005, and approximately $0.1 million, or less than 1% of total revenues for the three months ended June 30, 2004. Gain on sale of joint venture interest was approximately $0.1 million, or less than 1% of total revenues, for the six months ended June 30, 2005, and approximately $0.2 million, or 1% of total revenues for the six months ended June 30, 2004.

Gain on sale of joint venture interest resulted from the restructuring of our Tesco, PLC, or Tesco, relationship in March 2003, under which a division of Tesco purchased our entire ownership interest in iVillage UK. The gain on sale also related to amounts we received pursuant to the license agreement entered into with the Tesco division contemporaneously with such restructuring.

On April 29, 2005, iVillage, through its subsidiary, iVillage Limited, acquired from iVillage UK Limited, a subsidiary of Tesco, the iVillage.co.uk Web site and certain related assets. In connection with the acquisition, iVillage UK Limited and iVillage terminated a license agreement pursuant to which iVillage previously licensed content and certain other intellectual property to iVillage UK Limited. As a result, the approximate $0.1 million we received on a quarterly basis for licensing fees ceased on April 29, 2005. We do not expect this to have a material affect on our results of operations.

Net Loss

Three Months Ended June 30

We recorded a net loss of approximately $0.3 million, or $0.00 per share, for the three months ended June 30, 2005. For the comparable period in 2004, we recorded a net income of approximately $0.1 million, or $0.00 per share. We recorded a net loss for the three months ended June 30, 2005 compared to net income in the same period in 2004 primarily due to an increase in our marketing spend in 2005 which was used to provide some traction for the iVillage Web site relaunch which occurred in January 2005, an increase in amortization expense associated with the Acquisitions, coupled with the loss of Wal-Mart in 2004. This was partially offset by an increase in iVillage.com’s sponsorship and advertising revenues and by decreased amortization from intangibles acquired in the Women.com acquisition which were fully amortized in June 2004 and the Promotions.com acquisition which were fully amortized in April 2005.

Six Months Ended June 30

We recorded a net loss of approximately $1.6 million, or $0.02 per share, for the six months ended June 30, 2005. For the comparable period in 2004, we recorded a net loss of approximately $0.8 million, or $0.01 per share. Net loss for the six months ended June 30, 2005 increased approximately $0.8 million, or 104%, as compared to the corresponding period in 2004 primarily due to an increase in our marketing spend in 2005 which was used to provide some traction for the iVillage Web site relaunch which occurred in January 2005, an increase in amortization expense associated with the Acquisitions, coupled with the loss of Wal-Mart in 2004. This was partially offset by an increase in iVillage.com’s sponsorship and advertising revenues and by decreased amortization from intangibles acquired in the Women.com acquisition which were fully amortized in June 2004 and the Promotions.com acquisition which were fully amortized in April 2005.

Recent Events

In July 2005, iVillage purchased certain proprietary software products and related technology, and the intellectual rights from Corsis Technology Services, Inc., or Corsis, to further expand its Promotions.com operations for $1.0 million.  In addition, Corsis was hired to further enhance and develop the software for an additional $1.0 million, which is due upon acceptance by iVillage.  If Corsis fails to complete and deliver the enhanced software, iVillage would be entitled to a full refund of all moneys paid.

Effective July 1, 2005, iVillage amended its New York lease to add 14,668 square feet, in which iVillage has consolidated its Healthology and IVPN subsidiaries.

In August 2005, iVillage and its Chief Executive Officer, or CEO, entered into an employment agreement which expires in May 2008.  The agreement provides for a salary increase, bonus potential and a stock option grant, subject to shareholder approval, of 567,000 shares which vests in three equal installments over three years.  In addition, the CEO will be awarded a grant of 50,000 restricted stock units on or about June 30, 2005, January 1, 2006 and June 30, 2007, which all vest on May 31, 2008, and 100,000 performance units which will also vest on May 31, 2008.  The restricted stock units and the performance units may entitle the CEO to cash payments based on the fair market value of iVillage’s common stock on the vesting date.  The restricted stock unit and performance stock unit awards will be recorded as a liability equal to the fair value obligation.  The corresponding expense will be recorded over the service period.  Changes to the underlying fair market value of the stock during the vesting period will be included in the calculation of the expense.

Liquidity and Capital Resources

As of June 30, 2005, we had approximately $56.0 million in cash and cash equivalents. Cash equivalents include money market accounts. We maintain our cash and cash equivalents in highly rated financial institutions and at times these balances exceed insurable amounts.

Net cash used in operating activities was approximately $0.9 million for the six months ended June 30, 2005. For the comparable period in 2004, approximately $1.8 million of net cash was provided by operations. Net cash used in operating activities increased approximately $2.7 million between the comparable six month periods primarily due to higher accounts receivable invoicing of approximately $1.1 million and a utilization of deferred revenue in 2005 of approximately $1.2 million as compared to an increase of deferred revenue of approximately $0.6 million in 2004, both stemming from the increase in total revenue. Theses amounts were offset by a utilization of other assets of approximately $10,000 for the six month period ended June 30, 2005, compared to an increase in other assets of approximately $0.7 million for the corresponding period in 2004. The increase in other assets for the six month period ended June 30, 2004 was due to higher insurance premiums paid and prepaid expenses on behalf of a custom publication.

Net cash used in investing activities was approximately $26.6 million for the six months ended June 30, 2005. For the comparable period in 2004, approximately $1.5 million of net cash was utilized in investing activities. The increase in net cash used in investing activities for the six months ended June 30, 2005 compared to the corresponding period in 2004 was primarily due to the Acquisitions of approximately $27.5 million less cash acquired of approximately $3.5 million and increased fixed asset purchases of $1.2 million primarily from the purchase of hospital equipment by IVPN and capitalization of Web site development costs.

Net cash provided by financing activities decreased approximately $0.9 million to $0.4 million for the six months ended June 30, 2005, from approximately $1.3 million for the six months ended June 30, 2004. The decrease in net cash provided by financing activities for the six months ended June 30, 2005, as compared to the corresponding period in 2004, was primarily attributable to a decrease in proceeds from the exercise of stock options and warrants of approximately $0.7 million and a decrease in proceeds from principal payments on stockholders’ note receivable of approximately $0.2 million. As of December 31, 2004, iVillage no longer had an outstanding stockholders’ note receivable.

Except for the year ended December 31, 2004, we have historically incurred net losses and negative cash flows on an annual basis. However, management believes that our current funds will be sufficient to enable us to meet our planned expenditures through at least the next twelve months.

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

IVPN currently broadcasts television programming to hospitals via a 24-hour, 7 days a week satellite broadcast. IVPN is in the process of converting many of its hospitals from the satellite broadcast to a new system that eliminates the need for a constant satellite feed. This new technology will only require a limited amount of satellite time each month resulting in reduced operating costs in the second half of 2005. IVPN estimates that it will cost approximately $3.0 million to $4.0 million to convert to the new technology, of which approximately $2.5 million has been incurred. To offset the costs of conversion and to provide a new revenue stream, IVPN initiated the collection of an annual fee from hospitals to receive programming broadcast by IVPN. These fees result from agreements between IVPN and the hospitals that generally have a length of three to five years. As of June 30, 2005, approximately 66% of participating hospitals have agreed to pay this fee. However, we can make no assurance that all of the hospitals will agree to pay a fee. The total value of signed contracts at June 30, 2005 is in excess of $8.2 million, which will be recognized as revenue over the next several years.

In December 2003, we signed a Web site services agreement in which Hearst will pay approximately $1.8 million for production, maintenance and hosting services for three teen Web sites: Seventeen.com, CosmoGirl.com and Teen.com. The agreement terminates in December 2005. As of June 30, 2005, we have received approximately $1.3 million and earned approximately $1.4 million in connection with this agreement.

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

As of June 30, 2005, we have received $4.0 million and earned approximately $4.1 million in connection with this agreement.

On January 7, 2005, we acquired all of the outstanding equity of Healthology, a privately held company that is a producer and distributor of physician-generated videos and articles providing health and medical information on the internet. The aggregate purchase price, inclusive of closing costs, was approximately $17.4 million, consisting of approximately $15.8 million in cash and 205,908 shares of iVillage’s common stock.

On April 8, 2005, we acquired all of the outstanding equity of HealthCentersOnline, Inc., a privately-held, online destination for physician-edited information on health conditions, treatments and preventative care for patients.  The aggregate purchase price was approximately $12.2 million, inclusive of closing costs, consisting of approximately $11.2 million in cash and $1.0 million in equity consideration, representing 166,945 shares of iVillage’s common stock.

On April 29, 2005, we, through our subsidiary, iVillage Limited, acquired from iVillage UK Limited, a subsidiary of Tesco, the iVillage.co.uk Web site and certain assets related to Web site. The purchase price was approximately $0.6 million, inclusive of closing costs, consisting solely of cash and was structured as an asset purchase. In connection with the acquisition, we terminated a license agreement with iVillage UK Limited pursuant to which we previously licensed content and certain other intellectual property to iVillage UK Limited.

We lease office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. In addition, in the ordinary course of business we enter into agreements with various service providers for ad serving, satellite transmissions and license/content arrangements.

Effective July 1, 2005, we amended our New York lease to add 14,668 square feet, in which we consolidated our Healthology and IVPN subsidiaries.  The lease expires in April 2015, and the future minimum lease payments associated with this amendment is approximately $4.2 million.

Capital expenditures were approximately $2.3 million for the three months ended June 30, 2005, and approximately $2.8 million for the six months ended June 30, 2005, and were primarily for hospital equipment, computer hardware and software purchases, as well as, the capitalization of certain Web site development costs. Our capital requirements depend on numerous factors, including:

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, historically we have had no obligation arising from these indemnifications, and management does not expect these indemnifications to have a material and adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded as of June 30, 2005. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

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

In May 2005, FASB issued SFAS 154. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.

Legal Proceedings

iVillage and Women.com are defendants in class-action lawsuits in federal court relating to each company’s initial public offering.  In June 2003, the plaintiffs, the issuer defendants, the issuer officers and directors named as defendants, and the issuers’ insurance companies agreed in principle to settle the matter, along with similar lawsuits against more than 300 other issuers.  On February 15, 2005, the court issued an opinion and order granting preliminary approval to the settlement and ordering the plaintiffs and issuer defendants to submit to the court a revised settlement stipulation consistent with the court’s order.  Pursuant to the court’s instruction, the parties to the settlement agreement submitted the revised settlement stipulation on May 2, 2005.  The Court has indicated that assuming the revised settlement stipulation is acceptable to the Court, notice to the class-members would be sent out in the beginning of September 2005 and a final hearing to allow for any plaintiff to object to the settlement will take place on January 9, 2006.  We believe, based upon the advice of outside legal counsel, that the aforementioned lawsuit and claims asserted against us and our subsidiary pursuant to these complaints are without merit and we intend to vigorously defend against these claims.  If the proposed settlement in the initial public offering “laddering” cases is ultimately not approved by the courts, defending against these claims could require the expenditure of significant financial and managerial resources, which could harm our business.

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

Although we achieved net income on an annual basis for the first time for the year ended December 31, 2004, we have incurred significant net losses on an annual basis in every other year of our operations.  We had net losses of approximately $0.3 million for the three months ended June 30, 2005, and approximately $1.6 million for the six months ended June 30, 2005.  We achieved net income of approximately $2.7 million for the year ended December 31, 2004, and incurred a net loss of approximately $27.1 million for the year ended December 31, 2003.  As of June 30, 2005, we had an accumulated deficit of approximately $492.7 million.

Although we had net income for the year ended December 31, 2004, we cannot assure you that we will be able to achieve, sustain or increase net income on a quarterly or annual basis. If our revenues grow slower than we anticipate, or if our operating expenses exceed expectations or cannot be adjusted accordingly, we could continue to suffer losses.

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

We do not believe that period-to-period comparisons of our operating results are necessarily meaningful nor should they be relied upon as reliable indicators of future performance. This makes it difficult to forecast with certainty quarterly and annual revenues and results of operations. In addition, our operating results are likely to fluctuate significantly from fiscal quarter to quarter and year to year as a result of several factors, many of which are outside our control, and any of which could materially harm our business. Some of these factors include:

•                  fluctuations in the demand for advertising or electronic commerce

•                  the unpredictability of our success in new revenue and cost reduction initiatives

•                  the timing of the creative services and/or distribution services performed on custom publications, magazines or other products based upon customers’ advertising and marketing initiatives

•                  fluctuations in marketing expenses and technology infrastructure costs

•                  changes in the level of traffic on our network of Web sites

•                  bankruptcies or other payment defaults of companies that are a source of revenues magazines or other products based upon customers’ advertising and marketing initiatives

•                  volatility in the media market

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

•                  advertisers’ and sponsors’ internal reviews

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

We have experienced and expect to continue to experience fluctuations in our operating results because of seasonal fluctuations in traditional online advertising purchasing patterns. The number of our sponsorships and advertisements tend to be significantly lower in the first quarter than the fourth quarter of each year, due primarily to decreased spending because of advertising budgets and retail promotions for the holiday season. However, there can be no assurance that our sales in the remaining quarters will exceed those of the first calendar quarter. Further, securities analysts and investors may inaccurately estimate the effects of seasonality on our results of operations in one or more future quarters and, consequently, our operating results may fall below expectations, causing our stock price to decline.

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

Our five largest customers accounted for approximately 20% of total revenues for the three months ended June 30, 2005 and approximately 28% of total revenues for the corresponding period in 2004.  Our five largest customers accounted for approximately 21% of total revenues for the six months ended June 30, 2005 and approximately 32% of total revenues for the corresponding period in 2004. No single customer accounted for more than 10% of our total revenues for the three month and six months ended June 30, 2005. One customer, Hearst, a related party, accounted for approximately 12% of total revenues for the three months ended June 30, 2004.  Wal-Mart and Hearst each accounted for approximately 12% of total revenues for the six months ended June 30, 2004.  At June 30, 2005 and December 31, 2004, no single customer accounted for more than 10% of total net accounts receivable.

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

Our business is inherently dependent upon high user traffic levels. The rates we charge to advertisers and sponsors and the number of products and services we sell are directly related to the number of users visiting iVillage’s Web sites. User traffic from certain Web sites that are non-proprietary to iVillage is generally included in the reported information regarding our network of Web sites. These properties include the Hearst magazine Web sites and other parties who have agreed by contract to have traffic from their Web sites incorporated within our network. The number of users visiting our Web sites may decline. In addition, Hearst or other third parties may discontinue allowing us to include their Web sites as part of our network for traffic reporting purposes. Any decline in user traffic levels may cause our revenues to decrease and could have a material adverse affect on our business, financial condition and results of operations.

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

Lamaze Publishing’s magazines directly compete with publishers of pre- and post-natal publications such as Meredith Corporation and Time Inc. These publishers have substantially greater marketing, research and financial resources than Lamaze Publishing. Increased competition may result in less advertising in Lamaze Publishing’s magazines and a decline in Lamaze Publishing’s advertising rates, which could adversely affect our business, financial condition and results of operations.

If we fail to attract and retain key personnel, our business would be materially adversely affected.

Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly Douglas W. McCormick, our Chairman of the Board and Chief Executive Officer. Mr. McCormick’s current employment agreement expires in May 2008. The loss of the services of Mr. McCormick would likely harm our business. We currently do not maintain “key person” life insurance for any of our senior management.

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

We depend on various third parties for software, systems and related services, including SAAVIS Communication Corporation, or SAAVIS, Verio Inc., Globix Corporation, Google, Inc., DoubleClick Inc., Tacoda Systems Inc. and Prospero Technologies, LLC. In addition, we sometimes rely on our customer’s software reporting tools to supply us, subject to our monitoring controls, with the information to record our revenue. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our product and service offerings to our advertisers, sponsors and users could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational difficulties. Although we are confident that alternative service providers are available, we cannot assure that we will be able to obtain such services on as favorable terms as we currently receive or in a timely manner.

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

From time to time, we have been, and expect to continue to be, subject to legal proceedings that individually, or in the aggregate, could adversely affect our business. Notably, several plaintiffs have filed class action lawsuits in federal court against us, several of our current and former executives, and our underwriters in connection with our March 1999 initial public offering. A similar class action lawsuit was filed against Women.com, several of our former executives and Women.com’s underwriters in connection with Women.com’s October 1999 initial public offering. In June 2003, the plaintiffs, the issuer defendants, the issuer officers and directors named as defendants, and the issuers’ insurance companies agreed in principle to settle the matter, along with similar lawsuits against other issuers. The plaintiffs filed a motion for preliminary approval of the settlement with the court in June 2004, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. Certain of the underwriter defendants formally objected to the proposed settlement. The plaintiffs and issuer defendants separately submitted replies to these objections on August 4, 2004. On February 15, 2005, the Court issued an opinion and order granting preliminary approval to the settlement and ordering the plaintiffs and issuer defendants to submit to the Court a revised settlement stipulation consistent with the Court’s order. Pursuant to the Court’s instruction, the parties to the Settlement Agreement submitted the revised settlement stipulation on May 2, 2005 and the underwriters have until May 16, 2005 to submit any comments or objections to the revised settlement stipulation.  The Court has indicated that assuming the revised settlement stipulation is timely submitted and is acceptable to the Court, notice to the class-members will be sent out in the beginning of September 2005 and a final hearing to allow for any plaintiff to object to the settlement will take place on January 9, 2006.  If the proposed settlement is ultimately not approved by the Court, even if these claims are not meritorious, defending against them could require the expenditure of significant financial and managerial resources, which could harm our business.

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

•                  our ability to maintain and market the Lamaze.com Web site

•                  our ability to continue to commercialize and protect the Lamaze mark

•                  demand for our custom publications and controlled circulation magazines

•                  our ability to sell advertising and sponsorships in IVPN’s publications, and on the Channels and our Web sites

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

There is a risk that the satellite or the in-hospital delivery system which transmits the Channels may malfunction, which would result in an interruption of broadcasts. Extreme adverse weather conditions or third parties could also damage or disable receivers and transmitters hindering transmission of the Channels’ signal.  Although, IVIP has entered into a Services Agreement with Ascent Media System and Technology Services, LLC, or Ascent, dated as of January 1, 2005, for distribution, maintenance and installation services related to the technology that transmits the Channels, there can be no assurance that such maintenance or repair will be performed satisfactorily and without an interruption in transmission.  If any of these events occur, there may be a period of time before transmission of all or some of the Channels could resume. Any interruption in our ability to transmit the Channels could jeopardize our viewer base and negatively impact our revenues related to the Channels.

Revenues from our health-related properties may be adversely affected by factors that we cannot control.

Certain factors beyond our control may affect the quarterly and annual revenues of our health-related properties, including our recent acquisitions of Healthology and HealthCentersOnline.   The time between our initial contact with a potential advertiser or sponsor regarding a specific health-related program, the execution of a pertinent contract, and completion of the deliverables related to such program, may be lengthy and subject to delays we cannot control, including:

•                  timing of FDA approval for new products sold by an advertiser or sponsor, or for new approved uses for existing products sold by an advertiser or sponsor

•                  the internal approval process of the advertiser or sponsor

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

If, despite these factors, we are successful in entering into additional business combinations, acquisitions and joint ventures, our business, financial condition and results of operations could be materially adversely affected if we are unable to integrate the operations of the acquired companies or joint ventures. Our ability to integrate the operations of the acquired companies or joint ventures will depend, in part, on our ability to overcome or address:

•                  the difficulties of assimilating the operations and personnel of the acquired companies and the potential disruption of our ongoing business

•                  the difficulties of establishing a new joint venture, including the need to attract and retain qualified personnel and the need to attract customers and advertisers

•                  the difficulties of maintaining uniform standards, controls, procedures and policies

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

The accounting rules applicable to our business have undergone significant changes in recent years, and future changes in accounting regulations and related interpretations and policies, particularly those related to the expensing of employee stock options, could cause us to account for our business in ways that may adversely affect our financial results and investor perception of those results. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, currently we apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and related interpretations in accounting for our employee stock-based compensation. Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. On December 16, 2004, FASB issued SFAS 123(R) which requires us, for the period beginning after June 15, 2005, to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options and restricted stock, granted to employees. On April 14, 2005, the SEC announced an amendment to the date of compliance, and we are now required to implement SFAS 123(R) beginning in the first quarter of 2006.  This is expected to have a material impact on our consolidated results of operations, as the stock-based compensation expense would be charged directly against our reported earnings.

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

Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise seriously harm our business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to, among other things, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. There is a trend toward more burdensome regulations and stiffer penalties, all of which could negatively impact our business. There is also a trend toward giving consumers greater information and greater control over how their personal data is used, and requiring notification where unauthorized access to such data occurs.  Several recent data security breaches involving well-known companies have resulted in many states adopting notification statutes that can contain inconsistent requirements.

In addition, several jurisdictions, including foreign countries, have proposed and/or adopted privacy-related laws that restrict or prohibit unsolicited e-mail solicitations, commonly known as “spamming,” and that impose significant monetary and other penalties for violations. These laws may increase concern on the part of advertisers regarding advertising in our e-mail newsletters, and advertisers may seek to impose indemnity obligations on us in an attempt to mitigate any liability under these laws. Moreover, Internet service providers may increasingly block legitimate marketing e-mails in an effort to comply with these laws, or in response to pressure from anti-spam advocacy groups.

One such law, the CAN-SPAM Act of 2003, or CAN-SPAM, became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with the sending of commercial e-mail. The language of CAN-SPAM contains ambiguities, and there is limited case law interpreting CAN-SPAM.  Depending on how it is interpreted, CAN-SPAM may impose burdens on our e-mail marketing practices, on joint marketing initiatives that we undertake with our business partners, and on features of our services. In addition, many legislators have endorsed the concept of a “Do-Not-E-Mail Registry.” If such a registry is created, it could have a detrimental effect on our ability to continue our e-mail marketing practices as well as advertisers’ willingness to participate in e-mail marketing.

Also regarding CAN-SPAM, the FTC has issued its final rule which took effect on March 28, 2005, establishing criteria for determining whether the primary purpose of an e-mail message is commercial for purposes of compliance with CAN-SPAM. In adopting the final rule, the FTC rejected many pro-business interpretations of the “primary purpose” standard that had been proposed by marketing companies, and the final rule will impose further burdens on our business.

Under CAN-SPAM, the Federal Communications Commission, or FCC, regulates commercial e-mail and certain text messages sent to wireless devices.  On August 4, 2004, the FCC issued an order prohibiting the sending of commercial messages to certain wireless devices without express prior authorization from the recipient.  This additional FCC regulation will increase the burdens on our e-mail marketing practices, on joint marketing initiatives that we undertake with our business partners, and on features of our services.

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

In addition, part of our business involves marketing to consumers who have expressed an interest in receiving health-related information from us. This aspect of our business has grown with our recent acquisitions of Healthology and HealthCentersOnline, Inc., companies that provide health-related content and marketing offers to consumers. Many jurisdictions, including the United States, have adopted complex and burdensome regulations in connection with marketing activities involving personally identifiable medical information; to the extent that such regulations may apply to us, they create additional business and liability risks, and greater legal compliance costs, for us.

We may be liable if third parties misappropriate our users’ personal information.

Third parties may be able to hack into or otherwise compromise our network security or otherwise misappropriate our users’ personal information or credit card information. If our network security is compromised, we could be subject to liability arising from claims related to, among other things, unauthorized purchases with credit card information, impersonation or other similar fraud claims or other misuse of personal information, such as claims for unauthorized marketing purposes. In such circumstances, we also could be liable for failing to provide timely notice of a data-security breach affecting certain types of personal information in accordance with the growing patchwork of notification statutes. Consumer protection privacy regulations could impair our ability to obtain information about our users, which could result in decreased advertising revenues.

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

Our network also uses “cookies” to track user behavior and preferences. A cookie is information keyed to a specific server, file pathway or directory location that is stored on a user’s hard drive or browser, possibly without the user’s knowledge, but is generally removable by the user. Information gathered from cookies is used by us to tailor content to users of our network and may also be provided to advertisers on an aggregate basis. In addition, advertisers may themselves use cookies to track user behavior and preferences. A number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws directly or indirectly limiting or abolishing the use of cookies. Other tracking technologies, such as so-called “pixel tags” or “clear GIFs,” are also coming under increasing scrutiny by legislators, regulators and consumers, imposing liability risks on our business. In addition, legal restrictions on cookies, pixel tags and other tracking technologies may make it more difficult for us to tailor content to our users, making our network less attractive to users. Similarly, the unavailability of cookies, pixel tags and other tracking technologies may restrict the use of targeted advertising, making our network less attractive to advertisers and causing us to lose significant advertising revenues.

The location of our users and subsidiaries exposes us to foreign privacy and data security laws and may increase our liability, subject us to non-uniform standards and require us to modify practices.

Our members and users are located in the United States and around the world.  As a result, we collect and process the personal data of individuals who live in many different countries.  Privacy regulators in certain of those countries have publicly stated that foreign entities (including entities based in the United States) may render themselves subject to those countries’ privacy laws and the jurisdiction of such regulators by collecting or processing the personal data of those countries’ residents, even if such entities have no physical or legal presence there.  Consequently, we may be held to be obligated to comply with the privacy and data security laws of certain foreign countries.

Following our acquisition of certain assets of iVillage UK Limited on April 29, 2005, our United Kingdom subsidiary, iVillage Limited, became the data controller of the member and user personal data used in the operation of the iVillage.co.uk business pursuant to United Kingdom law.  As a result, iVillage Limited’s operation of that business is directly subject to United Kingdom privacy and data security laws.  The United Kingdom’s privacy laws are primarily derived from Directive 95/46/EC, or the EU Data Protection Directive, as well as Directive 2002/58/EC, or the EU Privacy and Electronic Communications Directive.

Our exposure to European and other foreign countries’ privacy and data security laws impacts our ability to collect and use personal data, and increases our legal compliance costs and may expose us to liability. While we believe that iVillage Limited complies with currently applicable laws, as such laws proliferate there may be uncertainty regarding their application or interpretation, which increases our potential liability. Even if a claim of non-compliance against us does not ultimately result in liability, investigating or responding to a claim may also present a significant cost. Future legislation may also require changes in our data collection practices which may be expensive to implement.

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

The terrorist attacks of September 2001 disrupted global commerce and the continued threat of future terrorist attacks, acts of war, or governmental responses to terrorist actions or acts of war, may cause future disruptions.  Several of our offices are located in cities that have been the targets of terrorist attacks, including New York, Washington, D.C. and London.  These offices, including our New York City headquarters, are in proximity to certain possible targets that could, in the event of war or future terrorist attacks, result in damage to or the destruction of such offices, as well as the permanent or temporary loss of key personnel.  We have not developed a disaster recovery plan and we cannot assure that our insurance coverage would adequately reimburse us for any damages suffered as a result of a terrorist attack or act of war.

Risks Related to Our Common Stock

As of August 8, 2005, Hearst owned approximately 25% of our outstanding common stock and had three representatives on our board of directors. As a result, Hearst is able to significantly influence our corporate direction and policies.

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

As of August 8, 2005, Hearst owned approximately 25% of our outstanding common stock. Pursuant to an amended and restated stockholder agreement we entered into with Hearst on June 20, 2001, we appointed three Hearst representatives to our board of directors, with one Hearst designee appointed to each class of director. The amended and restated stockholder agreement provides that the number of Hearst representatives is subject to reduction if Hearst’s ownership of our common stock falls below certain threshold levels. There is also a Hearst representative on our nominating and compensation committees.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2005 and 2004, our financial instruments include cash and cash equivalents. Cash equivalents included interest bearing accounts. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our interest bearing accounts. We do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. While we maintain our cash and cash equivalents in highly rated financial institutions, at times these balances exceed insurable amounts.

Our consolidated financial statements are denominated in U.S. dollars. For the three months ended June 30, 2005, we derived 2% of our revenues from operations outside of the United States. For the six months ended June 30, 2005, we derived 1% of our revenues from operations outside of the United States. There are no comparable amounts for the three and six month periods ended June 30, 2004. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiary. This subsidiary incurs most of its expenses in the local currency. Accordingly, our foreign subsidiary uses the local currency as its functional currency. We are also exposed to foreign exchange rate fluctuations with respect to the British Pound as the financial results of the foreign subsidiary are translated into U.S. dollars for consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact net income (loss) and operating performance. Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar-denominated results. However, we will from time to time reconsider the issue of whether a foreign currency-hedging program would be beneficial to our operations.

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

(b) Changes in Internal Control over Financial Reporting.

Other than the ongoing integration of the financial systems and key controls of our Healthology, HealthCentersOnline and iVillage Limited subsidiaries into our New York headquarters, there were no changes in our internal control over financial reporting during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Healthology’s financial systems and key controls were fully integrated by June 30, 2005.  We expect the remaining financial systems and key controls of our HealthCentersOnline and iVillage Limited subsidiary to be fully integrated by December 31, 2005.

PART II

OTHER INFORMATION

Item 5.    Other Information.

On August 9, 2005, we entered into an employment agreement with Douglas W. McCormick, our Chairman and Chief Executive Officer, for the period May 31, 2005 to May 31, 2008.  This agreement represents a renewal in substantially the same form as his existing agreement as required by such agreement.  The agreement provides for an annual base salary of $600,000 and eligibility to receive a target bonus of ninety percent (90%) of his base salary under our bonus plan, with the amount of each bonus to be determined based upon the satisfaction of specified criteria.  For 2005, the criteria is EBITDA, as defined in the employment agreement, with Mr. McCormick entitled to bonuses ranging from fifty percent (50%) of the target for achieving ninety-five percent (95%) of the goal to two hundred percent (200%) of the target for achieving one hundred-fifty percent (150%) of the goal.  Bonus criteria for fiscal years 2006 and 2007 will be set by our Compensation Committee.  The employment agreement also provides that Mr. McCormick will receive the standard package of fringe benefits that we offer our other senior executives.

Pursuant to the employment agreement, we are required to pay Mr. McCormick only his base salary and benefits through the effective date of his termination if any of the following events occur:

•              Mr. McCormick is terminated for “cause,” as defined in the employment agreement;

•              Mr. McCormick voluntarily terminates his employment without “good reason,” as defined in the employment agreement;

•              Mr. McCormick dies or becomes permanently disabled; or

•              Mr. McCormick retires, as defined in the employment agreement, or the employment agreement is not renewed or a new agreement is not executed as a result of his retirement (provided, however, that in this event, Mr. McCormick’s then outstanding vested stock options will remain exercisable until the earlier of five (5) years after the effective date of termination or their scheduled termination dates).

If Mr. McCormick is terminated without cause or he resigns for good reason (which includes upon a change in control (as defined in the employment agreement) unless he does not become the Chief Executive Officer or its equivalent of the successor entity prior to the expiration of the term of the employment agreement, then Mr. McCormick will be entitled to severance, including:

•              accrued base compensation and benefits through the effective date of termination;

•              a lump-sum cash payment equal to Mr. McCormick’s base salary for the remainder of the term of the employment agreement;

•              a lump sum cash payment equal to any bonus Mr. McCormick would have earned (at the ninety percent (90%) of base salary target) had he remained employed through the end of the term; provided that if the termination occurs in 2008, then the payment will be prorated to reflect the portion of the year he was employed;

•              continued insurance coverage for the remainder of the term of the employment agreement;

•              immediate acceleration of the vesting of any unvested stock options and performance units; and

•              a post-termination exercise period for Mr. McCormick’s then outstanding stock options ending on the earlier of three (3) years after the effective date of termination or their scheduled termination dates.

The employment agreement provides that in no event shall the amount of the lump-sum cash payments of salary (excluding accrued, but unpaid salary) and bonus described above that are payable to Mr. McCormick as severance be less than the greater of $870,000 or an amount equal to his base salary and highest paid bonus for any completed year during the term of the employment agreement.

The employment agreement also provides for long-term incentives in the form of stock options, restricted stock units and performance units, as follows:

•              Stock options — The employment agreement provides for the grant of nonstatutory stock options for 567,000 shares, with an exercise price equal to the fair market value on the date of grant, vesting in three equal installments on the first, second and third anniversaries of the employment agreement.

•              Restricted stock units – The employment agreement provides for the grant of 50,000 restricted stock units on or about each of January 1, 2006, June 30, 2006 and June 30, 2007, all of which are scheduled to vest on May 31, 2008.  If there is a change in control during the term of the employment agreement, any restricted stock units not yet granted are to be granted as of the effective date of the change in control and all the restricted stock units may be exchanged for cash in an amount equal to the number of restricted stock units granted multiplied by the fair market value, as defined in the underlying agreement, of our common stock on that date.  Upon a termination without cause, or if Mr. McCormick resigns for good reason (as each is defined in the employment agreement) before January 2006, Mr. McCormick will be granted a pro-rata portion of the restricted stock units he would have received had he remained employed until January 1, 2006.  In the event of a termination of employment without cause or resignation for good reason, Mr. McCormick will receive a cash payment in exchange for his restricted stock units (with the number of such units determined as described in the following three sentences) multiplied by the fair market value of our stock at the termination date.  If the termination date is prior to July 1, 2006, then the number of restricted stock units will be 50,000 plus a pro-rata amount of 50,000 with such pro-rata portion based on the number of days Mr. McCormick was employed between July 1, 2005 and June 30, 2006.  If the termination date is on or after July 1, 2006 and before July 1, 2007, then the number of restricted stock units will be 100,000 plus a pro-rata portion of 50,000 with such pro-rata amount based on the number of days Mr. McCormick was employed between July 1, 2006 and June 30, 2007.  If the termination date is on or after July 1, 2007, then the number of restricted stock units will be 150,000.

•              Performance units – The employment agreement provides for the one-time grant of 100,000 performance units on or about January 1, 2006.  Such units shall vest in full if Mr. McCormick remains employed through May 31, 2008.  If there is a change in control during the term of the employment agreement or if Mr. McCormick's employment is terminated without cause or he resigns for good reason, any performance units not yet granted shall then be granted and all the performance units will then vest in full.  Any vested performance units will be exchanged for a lump sum cash payment equal to 100,000 multiplied by the Company's share price on the vesting date multiplied by an applicable percentage which is based on the Company's share price (with such applicable percentage ranging from zero percent (0%) if the share price is less than $8.00 to one hundred fifty percent (150%) if the share price is at least $10.00).

Item 6.  Exhibits.

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

iVILLAGE INC.
(Registrant)

Dated: August 9, 2005	By:	/s/ Douglas W. McCormick
Douglas W. McCormick
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2005	By:	/s/ Steven A. Elkes
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