Form 10-Q
period 2005-09-30
IVILLAGE INC
filed 2005-11-09
CIK 1074767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of November 8, 2005, the registrant had outstanding  72,526,395 shares of common stock.

iVillage Inc.

Form 10-Q

For the Quarter ended September 30, 2005

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

iVillage Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$53,339	$83,046
Accounts receivable, less allowance for doubtful accounts of $1,010 and $1,010 as of September 30, 2005 and December 31, 2004, respectively	15,657	9,159
Accounts receivable - related parties	490	549
Prepaid rent	318	318
Other current assets	4,206	3,740
Total current assets	74,010	96,812

Fixed assets, net	11,584	8,381
Goodwill, net	43,002	23,241
Intangible assets, net	18,156	8,832
Prepaid rent, net of current portion	3,090	3,203
Other assets	102	79
Total assets	$149,944	$140,548

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$11,494	$9,933
Accounts payable and accrued expenses - related parties	114	209
Deferred revenue	6,044	2,080
Deferred rent	144	144
Other current liabilities	24	24
Total current liabilities	17,820	12,390

Deferred rent, net of current portion	1,232	1,339
Total liabilities	19,052	13,729

Commitments and contingencies (Note 8)	—	—

Stockholders’ equity:
Preferred stock – par value $.01, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	—	—
Common stock - par value $.01, 200,000,000 shares authorized; 73,594,040 and 72,695,263 shares issued at September 30, 2005 and December 31, 2004, respectively; 72,502,542 and 71,634,412 shares outstanding as of September 30, 2005 and December 31, 2004, respectively	736	727
Additional paid-in capital	621,653	617,958
Treasury stock at cost (1,091,498 and 1,060,851 shares as of September 30, 2005 and December 31, 2004, respectively)	(966)	(766)
Unearned compensation	(56)	—
Accumulated other comprehensive income	(8)	—
Accumulated deficit	(490,467)	(491,100)
Total stockholders’ equity	130,892	126,819
Total liabilities and stockholders’ equity	$149,944	$140,548

The accompanying notes are an integral part of these condensed consolidated financial statements

iVillage Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues:
Revenues	$21,156	$15,015	$56,648	$42,939
Revenues – related parties	1,440	1,683	4,302	5,764
Total revenues	22,596	16,698	60,950	48,703

Operating expenses:
Editorial, product development and technology	8,285	7,740	25,445	22,264
Sales and marketing	6,604	4,562	19,541	13,670
General and administrative	3,535	2,440	10,096	8,233
Depreciation and amortization	2,398	1,140	6,513	4,897
Total operating expenses	20,822	15,882	61,595	49,064

Income (loss) from operations	1,774	816	(645)	(361)

Interest income, net	399	236	1,109	304
Other income, net	52	11	68	97
Gain on sale of joint venture interest	—	76	101	319
Net income	$2,225	$1,139	$633	$359

Per share data:

Basic net income per share	$0.03	$0.02	$0.01	$0.01
Diluted net income per share	$0.03	$0.02	$0.01	$0.01
Weighted average shares of common stock outstanding used in computing basic net income per share	72,427	70,891	72,197	62,834
Weighted average shares of common stock outstanding used in computing diluted net income per share	76,586	75,230	76,346	67,902

The accompanying notes are an integral part of these condensed consolidated financial statements

iVillage Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$633	$359
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,513	4,897
Deferred rent amortization	(107)	(108)
Bad debt expense	137	(62)
Expense recognized in connection with issuance/modification of terms of stock options	37	19
Gain on sale of joint venture interest	(101)	(319)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(3,534)	(324)
Prepaid rent	113	113
Other assets	(153)	(987)
Accounts payable and accrued expenses	(1,451)	323
Deferred revenue	(2,232)	315

Net cash (used in) provided by operating activities	(145)	3,596

Cash flows from investing activities:
Purchase of fixed assets	(4,551)	(2,201)
Purchase of intangible assets	(2,000)	(75)
Cash paid less cash acquired for acquisition of Healthology, Inc.	(14,149)	—
Cash paid for acquisition of The Virtual Mirror, Inc.	(6)	—
Cash paid less cash acquired for acquisition of HealthCentersOnline, Inc.	(9,425)	—
Cash paid for acquisition of assets of iVillage UK Limited	(414)	—
Proceeds from the sale of joint venture interest	101	227

Net cash used in investing activities	(30,444)	(2,049)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	890	2,224
Proceeds from securities offering, net of offering costs	—	64,674
Principal payments on stockholders’ notes receivable	—	197
Cash provided by financing activities	890	67,095

Effect of foreign exchange rate changed on cash and cash equivalents	(8)	—

Net (decrease) increase in cash for the period	(29,707)	68,642
Cash and cash equivalents, beginning of period	83,046	15,823
Cash and cash equivalents, end of period	$53,339	$84,465

Supplemental disclosure of non-cash investing and financing activities:

On January 7, 2005, iVillage acquired Healthology, Inc. partially through the issuance of our common stock and options to purchase our common stock (see Note 7).

On April 8, 2005, iVillage acquired HealthCentersOnline, Inc. partially through the issuance of our common stock (see Note 7).

On May 5, 2005, iVillage received iVillage common stock in lieu of cash for the exercise of stock options (see Note 9-Capital Stock- Treasury Stock).

During the nine months ended September 30, 2005, iVillage wrote off approximately $2.0 million of fixed assets which were fully depreciated.

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

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements of iVillage as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004, each, included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Article 10 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with iVillage’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate intercompany elimination adjustments, necessary to state fairly the financial position of iVillage at September 30, 2005, the results of its operations for the three and nine months ended September 30, 2005 and 2004, and the results of its cash flows for the nine months ended September 30, 2005 and 2004. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Revenues, Receivables and Customer Concentration

Our five largest customers accounted for approximately 19% of total revenues for each of the three and nine months ended September 30, 2005. No single customer accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2005. iVillage’s five largest customers accounted for approximately 30% of total revenues for the three months ended September 30, 2004, and approximately 31% of total revenues for the nine months ended September 30, 2004. Wal-Mart Stores, Inc. and its affiliates, or Wal-Mart accounted for approximately 11% of total revenues for the three months ended September 30, 2004. No other single customer accounted for more than 10% of total revenues for the three months ended September 30, 2004. Both Hearst, a related party, and Wal-Mart, accounted for approximately 11% of total revenues for the nine months ended September 30, 2004. At September 30, 2005 and December 31, 2004, no single customer accounted for more than 10% of total net accounts receivable. The significance of revenues from any of our customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives. We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers.

Included in total revenues are barter transactions which totaled approximately $1.2 million, or 5% of total revenues, for the three months ended September 30, 2005, and approximately $4.5 million, or 7% of total revenues, for the nine months ended September 30, 2005. For the corresponding period in 2004, barter transactions totaled approximately $1.2 million, or 7% of total revenues, for the three months ended September 30, 2004, and approximately $3.2 million, or 7% of total revenues, for the nine months ended September 30, 2004.

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

Web Site Development Costs

iVillage accounts for Web site development costs in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-2, “Accounting for Web Site Development Costs”, or EITF 00-2, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Amortization of Web site development costs is provided for by the straight-line method over the estimated useful life of two years. Development costs of approximately $0.9 million for the nine months ended September 30, 2005 were capitalized. Amortization expense of Web site development costs was approximately $0.2 million for the three months ended September 30, 2005 and approximately $0.5 million for nine months ended September 30, 2005.  Development costs of approximately $0.3 million for the three months ended September 30, 2004, and approximately $0.4 million for the nine months ended September 30, 2004, were capitalized.  Amortization expense of Web site development costs was approximately $30,000 for the three months ended September 30, 2004 and approximately $0.1 million for the nine months ended September 30, 2004.  Amortization expense of Web site development costs is included in Depreciation and amortization in the condensed consolidated statements of operations.

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

Foreign Currency Translation

iVillage’s condensed consolidated financial statements are reported in U.S. dollars as that is the reporting currency. The Company’s foreign subsidiary, iVillage Limited, maintains its records in British Pounds, the currency of the country within which it operates. Under SFAS No. 52, “Foreign Currency Translation”, the British Pound is the functional currency. Accordingly, the balance sheet accounts of iVillage Limited are translated into U.S. dollars at the rate of exchange in effect as of the balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Translation adjustments are reported in other comprehensive income within stockholders’ equity.  The cumulative effect of the foreign currency translation was approximately $8,000 at September 30, 2005.

Comprehensive Income

iVillage reflects its comprehensive income such as unrealized gains and losses on the Company’s foreign currency translation adjustments as a separate component of stockholders’ equity as required by SFAS No. 130, “Reporting Comprehensive Income”. iVillage has not recorded the tax effects related to the currency translation adjustments because such adjustments relate to indefinite investments in international subsidiaries. Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $2.2 million for the three months ended September 30, 2005 and approximately $1.1 million for the three months ended September 30, 2004. Comprehensive income was approximately $0.6 million for the nine months ended September 30, 2005 and $0.4 million for the nine months ended September 30, 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Significant estimates and assumptions made by iVillage include those related to fair values utilized to allocate revenue under the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, the useful lives of fixed assets and intangible assets, the recoverability of fixed assets, goodwill, intangible assets and deferred tax assets, the allocation of purchase price to the net assets acquired in acquisitions and deferred tax assets, the allowance for doubtful accounts, the expected period we will provide services for Healthology revenue contracts, which is tied to webcast release dates and the assessment of expected probable losses (if any) of claims and potential claims.

Accrued Expenses

In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three and nine month periods ended September 30, 2005, iVillage reversed approximately $0.4 million of accruals included in operating expenses primarily due to the reversal of a vacation accrual since earned vacation days are no longer eligible for carry forward to the following calendar year. iVillage reversed approximately $0.1 million for the three months ended September 30, 2004, and approximately $0.4 million for the nine months ended September 30, 2004, of accruals included in operating expenses primarily due to the renegotiation of a vendor contract with substantial changes in the terms and conditions of the original contract which provided a one-time benefit of approximately $0.3 million in the nine month period ended September 30, 2004.

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

Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

Included in the September 30, 2005 and September 30, 2004 calculation of weighted average number of shares of common stock outstanding are 54,605 shares and 58,394 shares, respectively, which have not been issued.  These shares are being held for former Women.com Networks, Inc., or Women.com, and Promotions.com, Inc. stockholders that have not yet exchanged their respective shares for shares of iVillage during the periods presented, but are entitled to do so.

Stock options and warrants in the amount of 828,972 shares for the three months ended September 30, 2005 and 1,457,894 shares for the nine months ended September 30, 2005 were not included in the computation of diluted net income per share as they were anti-dilutive.  Stock options and warrants in the amount of 2,039,900 shares for the three months ended September 30, 2004, and 2,038,400 shares for the nine months ended September 30, 2004 were not included in the computation of diluted net income per share as they were anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	($ in thousands except per share data)
Net income- as reported	$2,225	$1,139	$633	$359
Weighted average shares of common Stock outstanding - basic	72,427	70,891	72,197	62,834
Assumed conversion of dilutive Securities	4,159	4,339	4,149	5,068
Weight average shares of common Stock outstanding - diluted	76,586	75,230	76,346	67,902
Basic net income per share	$0.03	$0.02	$0.01	$0.01
Diluted net income per share	$0.03	$0.02	$0.01	$0.01

Stock-Based Compensation

iVillage applies Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations in accounting for its stock option issuances, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. No compensation cost related to grants of stock options was reflected in iVillage’s net income, as all options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. In January 2005, in conjunction with the acquisition of Healthology (See Note 7 – Business Acquisitions), all outstanding options to purchase Healthology common stock were converted into options to purchase shares of iVillage common stock at a predetermined exchange ratio.  The fair value of the converted options as determined by the Black Scholes model was $0.3 million. A deferred compensation charge of approximately $0.1 million was calculated as a portion of the converted options were unvested at the time of acquisition date and contained a continued service requirement. Compensation cost related to the converted Healthology options, as well as a modification of stock option terms in general, is measured at the fair value of iVillage’s common stock at the measurement date and is amortized to expense over the vesting period. Compensation costs related to the converted Healthology options was approximately $22,000 for the three months ended September 30, 2005 and $38,000 for the nine months ended September 30, 2005. Compensation costs related to the Chief Executive Officer’s employment agreement was approximately $0.1 million for both the three and nine months ended September 30, 2005 (See Note 6 – Related Party Transaction – Employment Agreement).  Forfeitures related to the converted Healthology options were approximately $17,000 for the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2005, there was no compensation costs related to the modification of stock option terms.  For the three and nine months ended September 30, 2004, compensation costs related to the modification of stock option terms was approximately $19,000. If compensation cost for iVillage’s stock options, utilizing the Black Scholes model, had been determined based on the fair value of the stock options at the grant date for awards in the three and nine months ended September 30, 2005 and 2004 consistent with the provisions of SFAS 123, iVillage’s net income would have been adjusted to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	($ in thousands except per share data)
Net income - as reported	$2,225	$1,139	$633	$359
Add: Stock-based compensation expense determined under APB 25	77	—	92	19
Less: Stock-based compensation expense determined under SFAS 123	(726)	(752)	(2,333)	(2,350)
Net income(loss) - pro forma	$1,576	$387	$(1,608)	$(1,972)
Basic and diluted net income(loss) per share – as reported	$0.03	$0.02	$0.01	$0.01
Basic and diluted net income(loss) per share – pro forma	$0.02	$0.01	$(0.02)	$(0.03)

Because options vest over several years and additional option grants are expected to be made in future years, the above pro forma results are not representative of the pro forma results for the full fiscal year or any future periods.

The weighted average assumptions used for grants made in 2005 and 2004 are as follows:

	Options granted during the nine months ended September 30,
	2005	2004

Risk-free interest rate	3.78%	3.08%
Expected option life	3.7 years	4 years
Dividend yield	0.00%	0.00%
Volatility	75%	91%

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS Statement No. 123(R), “Share-Based Payments”, or SFAS 123(R), which revises SFAS 123, supersedes APB 25 and amends FASB Statement No. 95 “Statement of Cash Flows”, or FAS 95. The statement requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.  The statement addresses the accounting for share-based payment transactions in which iVillage receives employee services in exchange for either equity instruments of iVillage or liabilities that are based on the fair value of iVillage’s equity instruments or that may be settled by the issuance of such equity instruments. In addition, iVillage’s stock employee purchase plan will need to be modified to comply with SFAS 123(R). This statement is effective for public companies for annual periods beginning after June 15, 2005.

iVillage expects to adopt FAS 123(R) using the modified prospective method on January 1, 2006. iVillage is currently evaluating option valuation methodologies and assumptions in light of FAS 123(R), and the methodologies and assumptions iVillage ultimately use to adopt FAS 123(R) may be different than those currently applied. While iVillage has not quantified the impact of FAS 123(R), upon adoption, it is expected to have a material impact on the consolidated statement of operations as iVillage will be required to expense the fair value of stock option grants.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”, or SFAS 153.  SFAS 153 eliminates an exception for nonmonetary exchanges of similar productive assets under APB Opinion No. 29, and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS 153 is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after September 15, 2005.  iVillage believes that the future adoption of SFAS 153 will not have a material impact on its financial statements.

In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, or SFAS 154. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. iVillage does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.

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

During the nine months ended September 30, 2005, iVillage acquired Healthology, Inc., HealthCentersOnline, Inc. and iVillage Limited (See Note 7 – Business Acquisitions), and incurred approximately $6,000 of additional costs related to the acquisition of Garden Web, which was acquired in November 2004. The following table sets forth the components of goodwill, net as of December 31, 2004 and September 30, 2005 (in thousands):

	December 31, 2004	Acquisition	Impairment losses	September 30, 2005
Reporting unit – 1	$19,778	$19,761	$—	$39,539
Reporting unit – 2	1,693	—	—	1,693
Reporting unit – 3	1,770	—	—	1,770
	$23,241	$19,761	$—	$43,002

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

Reporting unit –         2 includes iVillage Parenting Network, Inc., Lamaze Publishing Company and iVillage Integrated Properties, Inc.

Reporting unit –         3 includes Public Affairs Group, Inc.

Note 3 - Intangible Assets

iVillage reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS 144.  During the nine months ended September 30, 2005, iVillage acquired Healthology, HealthCentersOnline and iVillage Limited (See Note 7 – Business Acquisitions).

In July 2005, iVillage purchased certain proprietary software products and related technology, and the intellectual rights from Corsis Technology Services, Inc., or Corsis, to further expand its Promotions.com operations for $1.0 million.  In addition, Corsis was hired to further enhance and develop the software for an additional $1.0 million, which was completed in August 2005.

Identifiable intangible assets are amortized under the straight-line or accelerated method over the period of expected benefit ranging from one to ten years.  The following table sets forth the components of the intangible assets subject to amortization as of September 30, 2005 and December 31, 2004 (in thousands):

		September 30, 2005				December 31, 2004
	Range of	Gross				Gross
	useful	carrying		Accumulated		carrying	Accumulated
	life	amount	Acquisition	amortization	Net	amount	amortization	Net
Advertiser and member lists and customer Contracts	2-10 years	$20,777	$4,575	$(15,964)	$9,388	$20,777	$(13,719)	$7,058

Trademarks and domain names	3 years	3,364	1,473	(3,577)	1,260	3,364	(3,200)	164

Licensing agreement	10 years	2,900	—	(1,772)	1,128	2,900	(1,555)	1,345

Technology	3 years	935	2,064	(1,013)	1,986	935	(821)	114

Non-competition agreements	1-2 years	810	202	(881)	131	810	(810)	—

Content	3-4 years	757	5,504	(1,998)	4,263	757	(606)	151

		$29,543	$13,818	$(25,205)	$18,156	$29,543	$(20,711)	$8,832

Amortization expense for the three months ended September 30, 2005 was approximately $1.7 million and $4.5 million for the nine months ended September 30, 2005. Amortization expense for the three months ended September 30, 2004 was approximately $0.6 million and $2.9 million for the nine months ended September 30, 2004.

Estimated amortization expense for the twelve months ending September 30 are as follows (in thousands):

2006	$6,375

2007	5.913

2008	3,961

2009	1,907

$18,156

Note 4 – Deferred Gain on Sale of Joint Venture Interest

In March 2003, iVillage and Tesco.com Limited, a division of Tesco, PLC, or Tesco, restructured the terms of their joint venture so that Tesco purchased iVillage’s entire ownership interest in iVillage UK. iVillage and Tesco also entered into a twenty-year license agreement for the use of certain of iVillage’s content and intellectual property subject to earlier termination upon the occurrence of certain events, for the greater of a minimum monthly license fee or a percentage of iVillage UK’s gross revenues. In April, 2005, in connection with an asset acquisition (See Note 7 – Business Acquisitions), iVillage UK Limited and iVillage terminated this license agreement.

All monies received by iVillage under the license agreement were classified as other income and were included in the condensed consolidated statements of operations as a gain on sale of joint venture interest. iVillage has earned no amount for the three months ended September 30, 2005, and approximately $0.1 million for the nine months ended September 30, 2005. iVillage earned approximately $0.1 million for the three months ended September 30, 2004 and $0.3 million for the nine months ended September 30, 2004 for services provided.  As of September 30, 2005, iVillage was owed no amount and at December 31, 2004, iVillage was owed approximately $0.1 million for license fees.

Note 5 – Discontinued Operations

As of September 30, 2005 and December 31, 2004, approximately $24,000 of current liabilities of discontinued operations are included in the caption “Other current liabilities” in the condensed consolidated balance sheets, respectively.

Note 6 – Related Party Transactions

America Online, Inc., a division of Time Warner Inc.

America Online, Inc., a division of Time Warner Inc., or AOL, is a stockholder of iVillage.  Additionally, a member of the board of directors was an employee of AOL through June 2004.  Since the fourth quarter of 2004, AOL is no longer reported as a related party.

Included in the caption “Revenues-related parties” in the condensed consolidated statements of operations is approximately $0.1 million for each of the three and nine months ended September 30, 2004 relating to revenues recognized from AOL.

Hearst Communications, Inc.

As of September 30, 2005, Hearst owned approximately 25% of iVillage’s outstanding common stock.

From time to time, iVillage has provided production services outside the scope of its Web site services and amended and restated magazine content and hosting agreements with Hearst.

Revenues, net of royalty payments, from Hearst, were approximately $1.4 million for the three months ended September 30, 2005, and approximately $4.2 million for the nine months ended September 30, 2005. Revenues, net of royalty payments, from Hearst, were approximately $1.5 million for the three months ended September 30, 2004, and approximately $5.3 million for the nine months ended September 30, 2004. As of September 30, 2005 and December 31, 2004, iVillage was owed a net receivable from this stockholder of approximately $0.4 million.

Catalyst Group Design, Inc.

Our Senior Vice President and Editor-in-Chief is the spouse of the Chief Executive Officer of Catalyst Group Design, Inc., or Catalyst Group Design. In 2004, iVillage entered into several agreements totaling approximately $0.3 million with Catalyst Group Design for services related to the redesign of iVillage’s Web site and several revenue contracts of iVillage. In the first quarter of 2005, iVillage entered into one agreement with Catalyst Group Design for services related to the redesign of iVillage’s Astrology.com Web site for approximately $0.1 million. To date, iVillage has capitalized approximately $0.1 million of these fees as Web site development costs and approximately $0.1 million as prepaid expenses. For the three months ended September 30, 2005, approximately $17,000 was expensed and for the nine months ended September 30, 2005, approximately $0.1 million was expensed. There are no comparable amounts for the periods in 2004. As of September 30, 2005, iVillage owed Catalyst Group Design no amount and as of December 31, 2004, iVillage owed Catalyst Group Design approximately $0.1 million.

Waterfront Media, Inc.

Our Chief Executive Officer, or CEO, and another board member of iVillage, Habib Kairouz, both serve on the board of directors of one of our customers, Waterfront Media Inc., or Waterfront Media. Our CEO owns less than one percent of Waterfront Media’s fully diluted securities. As a Managing Partner of Rho Capital Partners, Inc., Habib Kairouz may be deemed to have indirect beneficial ownership of approximately 33% of Waterfront Media’s fully diluted voting securities as a result of shares owned directly by affiliates of Rho Capital Partners, Inc.

During the first quarter of 2005, iVillage signed, launched and completed one new advertising agreement with Waterfront Media, and also completed the remaining contract from 2004. Revenues from Waterfront Media were no amount for the three months ended September 30, 2005 and approximately $0.1 million for the nine months ended September 30, 2005. Revenues from Waterfront Media were approximately $0.1 million for the three months ended September 30, 2004 and approximately $0.3 million for the nine months ended September 30, 2004. At September 30, 2005, iVillage was owed no amount, and at December 31, 2004, iVillage was owed a receivable of approximately $44,000.

Employment Agreement

In August 2005, iVillage and its CEO, entered into an employment agreement which expires in May 2008. The agreement provides for a salary increase, bonus potential and a stock option grant of 567,000 shares which vests in three equal installments over three years. In addition, the CEO will be awarded a grant of 50,000 restricted stock units on or about January 1, 2006, June 30, 2006 and June 30, 2007, which all vest on May 31, 2008, and 100,000 performance units will be granted on January 1, 2006 which will also vest on May 31, 2008. The restricted stock units and the performance units entitle the CEO to cash payments based on the fair market value of iVillage’s common stock on the vesting date. The restricted stock unit and performance stock unit awards are recorded as a liability equal to the fair value of the obligation.  Changes to the underlying fair market value of the stock during the vesting period are included in the calculation of the expense.  For the three months ended September 30, 2005, the expense related to the restricted stock units was approximately $0.1 million and is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.  No expense was recorded for the performance stock unit awards, as iVillage’s common stock price did not exceed $8.00 at September 30, 2005.

Note 7 – Business Acquisitions

Healthology, Inc.

On January 7, 2005, iVillage acquired all of the outstanding equity of Healthology, a privately held company that is a leading producer and distributor of physician-generated video- and article-based health and medical information (via the internet). The aggregate purchase price, inclusive of closing costs of approximately $0.5 million, was approximately $17.5 million consisting of approximately $15.9 million in cash, 205,908 shares of iVillage’s common stock with the fair value of $1.2 million based on the five day closing price of iVillage’s common stock as reported by the NASDAQ National Market on the two days prior to, the day of and the two days following the acquisition date, and $0.3 million of common stock options (See Note 1-Organization and Basis of Presentation-Stock Based Compensation). Approximately $1.7 million of the purchase price was deposited into an escrow fund to cover possible indemnification claims.  Approximately $0.6 million of the escrow fund, representing the cash portion, is eligible

for release after 18 months, with the remaining portion, consisting solely of stock, eligible for release after 24 months.   The difference between the purchase price and the fair value of the acquired net assets of Healthology of approximately $14.0 million was recorded as goodwill (See Note 2-Goodwill). In the second quarter of 2005, we recorded an additional approximately $0.3 million of goodwill due primarily to additional transaction costs and to record additional pre-acquisition liabilities which are reflected in the below table.  In the third quarter of 2005, we reduced goodwill by approximately $0.1 million to record additional pre-acquisition other current assets which are reflected in the table below.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

Cash	$1,788
Accounts receivable	2,121
Other current assets	204
Accounts payable and accrued expenses	(1,096)
Deferred revenue	(5,433)
Deferred compensation	84
Fixed assets	54
Content	2,914
Customer contracts	1,884
Domain names	913
Non-competition agreement	181
Technology	64
Goodwill	13,842
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

HealthCentersOnline, Inc.

On April 8, 2005, iVillage acquired all of the outstanding equity of HealthCentersOnline, Inc., a privately-held, online destination for physician-edited information on health conditions, treatments and preventative care for patients.  The aggregate purchase price, inclusive of closing costs of approximately $0.2 million, was approximately $12.2 million, consisting of approximately $11.2 million in cash and 166,945 shares of iVillage common stock with a fair value of $1.0 million based on the five day closing price of iVillage’s common stock as reported by the NASDAQ National Market on the two days prior to, the day of and the two days following the announcement date. $1.8 million of the purchase price was deposited into an escrow fund to cover possible indemnification claims and is eligible for release after 18 months.  The difference between the purchase price and the fair value of the acquired net assets of

HealthCentersOnline of approximately $5.9 million was recorded as goodwill (See Note 2-Goodwill). In the third quarter of 2005, we recorded an additional approximately $0.1 million of goodwill due primarily to additional transaction costs and to record additional pre-acquisition liabilities which are reflected in the below table.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

Cash	$1,740
Accounts receivable	635
Other current assets	76
Other assets	26
Accounts payable and accrued expenses	(1,078)
Deferred revenue	(478)
Fixed assets	155
Content	2,590
Customer contracts	2,052
Trademarks/Domain names	560
Non-competition agreements	21
Goodwill	5,912
$12,211

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	($ in thousands, expect per share data)
Total revenues	$22,596	$17,840	$61,951	$51,038
Net income	$2,303	$1,319	$535	$62
Basic and diluted net income per share	$0.03	$0.02	$0.00	$0.00

iVillage UK Limited

On April 29, 2005, iVillage, through its subsidiary, iVillage Limited, acquired from iVillage UK Limited, a subsidiary of Tesco, the iVillage.co.uk Web site and certain related assets. The purchase price, inclusive of closing costs, was approximately $0.6 million and was structured as an asset purchase. In connection with the acquisition, iVillage UK Limited and iVillage terminated a license agreement pursuant to which iVillage previously licensed content and certain other intellectual property to iVillage UK Limited (See Note 4 –Deferred Gain on Sale of Joint Venture Interest). In the third quarter of 2005, iVillage incurred additional acquisition costs of approximately $44,000.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

Working capital	$(27)
Fixed assets	15
Customer relationships	639
$627

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

Note 8 – Commitments and Contingencies

Leases

iVillage leases office space and equipment under non-cancelable operating leases expiring at various dates through April 2015. Effective July 1, 2005, iVillage amended its New York lease to add 14,668 square feet, in which iVillage has consolidated its Healthology and IVPN subsidiaries. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of September 30, 2005, for the next five years:

Twelve months ending September 30:	(in thousands)
2006	$2,470
2007	2,261
2008	2,194
2009	2,048
2010	1,970
Thereafter	6,721
$17,664

In addition, in the ordinary course of business, iVillage enters into agreements with various service providers for ad serving, satellite transmissions and license/content arrangements.

Technology

In the event of an unforeseen interruption of service to the satellite technology used by IVPN to transmit its television channels, iVillage would need to find another satellite provider and/or invest in alternative technology to distribute this service.

In September 2005, iVillage outsourced certain of its information technology services functions to Corsis.  The agreement expires in August 2010 and can be extended for up to five successive one year periods by iVillage.  Under this agreement, iVillage will pay Coris approximately $3.3 million in year one, approximately $2.8 million in year two and $2.5 million a year for years three through five.  The aggregate amount of the contract will be expensed utilizing the straight-line method as the services will be performed evenly over the term.

Litigation

In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2005 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition any monetary liability or financial impact to iVillage from these matters would not be material to iVillage’s results of operations and financial condition.

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

On June 25, 2004, the plaintiffs filed a motion for preliminary approval of the settlement with the court, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and certain underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004.  On February 15, 2005, the court issued an opinion and order granting preliminary approval to the settlement and ordering the plaintiffs and issuer defendants to submit to the court a revised settlement stipulation consistent with the court’s order.  Pursuant to the court’s instruction, the parties to the settlement agreement submitted the revised settlement stipulation on May 2, 2005.  On August 31, 2005, the Court granted preliminary approval to the amended settlement stipulation.  As part of its August 31, 2005 preliminary order, the court set a deadline of March 24, 2006 for any party to file an objection to the settlement and scheduled a fairness hearing for April 24, 2006.

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

Note 9 – Capital Stock

Warrants

As of September 30, 2005 and December 31, 2004, there were outstanding warrants to purchase 5,282 shares of iVillage common stock with an exercise price of $14.35 per share. The warrants expire on June 9, 2007.

Treasury Stock

On May 5, 2005, the former owners of StudentCenter LLC, the assets of which were purchased by iVillage in September 1997 and sold in May 1998, exercised 33,334 options.  The options had a grant price of $6.00 per share representing gross proceeds of approximately $0.2 million.  In lieu of cash payment of the exercise price, the former owners of StudentCenter LLC remitted 30,647 shares with an average price of $6.53 per share to iVillage.

Note 10 – Subsequent Events

Commitments and Contingencies – Leases

In October 2005, iVillage amended and extended a lease for its California office through November 30, 2008. The future minimum payments have been included in the table in Note 8- Commitments and Contingencies – Leases.

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

•                  “Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides detailed narrative regarding significant changes in our results of operations for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.

•                  “Liquidity and Capital Resources” discusses our liquidity and cash flows for the nine months ended September 30, 2005 compared to those for the nine months ended September 30, 2004, factors that may influence our future cash requirements and the status of certain contractual obligations as of September 30, 2005.

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

The discussion and analysis below includes the results of operations of GardenWeb.com since November 22, 2004, Healthology, Inc. since January 7, 2005, HealthCentersOnline, Inc. since April 8, 2005 and the assets of iVillage UK Limited since April 29, 2005.

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

Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and assumptions made by us include those related to the useful lives of fixed assets and intangible assets, the recoverability of fixed assets, the allocation of purchase price to the fair value of net assets acquired in acquisition and deferred tax assets, the allowance for doubtful accounts, the expected period we will provide services for Healthology revenue contracts, which is tied to webcast release dates, and the assessment of expected probable losses (if any) of claims and potential claims.

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

•                  the determination of final purchase price allocations on recent acquisitions which may lead to higher than anticipated amortization costs.

Revenues

The following table sets forth revenues by property:

	Three Months Ended September 30,						Nine Months Ended September 30,
	(dollars in thousands)
	2005	(1)		2004	(1)		2005	(1)	2004	(1)
iVillage.com	$17,074	76%		$9,524	57%		$45,173	74%	$27,857	57%

Astrology.com	1,294	6%		908	5%		3,615	6%	2,536	5%

IVPN	3,348	15%		5,351	32%		9,859	16%	15,741	32%

PAG	880	4%		915	5%		2,303	4%	2,569	5%
Total revenues	$22,596	100	%(2)	$16,698	100	%(2)	$60,950	100%	$48,703	100	%(2)

(1)  Percent of total revenues.

(2)  The aggregate of this column does not equal 100% due to rounding.

iVillage.com

	Three Months Ended September 30,					Nine Months Ended September 30,
	(dollars in thousands)
	2005	(1)		2004	(1)	2005	(1)		2004	(1)
Sponsorship & advertising	$13,218	77%		$5,706	60%	$32,269	71%		$17,297	62%

Barter	1,228	7%		1,188	12%	4,498	10%		3,113	11%

iVillage Consulting	1,304	8%		1,346	14%	3,738	8%		3,582	13%

Promotions.com	925	5%		1,030	11%	3,359	7%		3,157	11%

Online services/other	399	2%		254	3%	1,309	3%		708	3%
	$17,074	100	%(2)	$9,524	100%	$45,173	100	%(2)	$27,857	100%

(1)  Percent of iVillage.com’s revenues.

(2)  The aggregate of this column does not equal 100% due to rounding.

Three Months Ended September 30

Revenues from iVillage.com accounted for approximately 76% of total revenues for the three months ended September 30, 2005, and approximately 57% of total revenues for the three months ended September 30, 2004.  Revenues from iVillage.com increased approximately $7.6 million, or 79%, for the three months ended September 30, 2005, as compared to the corresponding period in 2004.

The increase in revenues for the three months ended September 30, 2005, as compared to the corresponding period in 2004, was primarily due to an increase in sponsorship and advertising revenues, which includes revenues from sponsored links and our recent acquisitions, of approximately $7.5 million and an increase in online services revenues of approximately $0.1 million.  The increase in sponsorship and advertising revenues was primarily due to the acquisition of Healthology which contributed approximately $2.7 million, HealthCentersOnline which contributed approximately $1.3 million, iVillage Limited which contributed approximately $1.0 million and an increased number of advertisers, coupled with higher pricing of contracts, related to iVillage’s websites of approximately $2.3 million.

The increase in online services revenues of approximately 57% for the three months ended September 30, 2005, as compared to the corresponding period in 2004, was primarily due to the acquisition of HealthCentersOnline which offers subscription based and licensing services.

Included in iVillage Consulting is our Web site agreements with Hearst (see Liquidity and Capital Resources).

Nine Months Ended September 30

Revenues from iVillage.com accounted for approximately 74% of total revenues for the nine months ended September 30, 2005, and approximately 57% of total revenues for the nine months ended September 30, 2004.  Revenues from iVillage.com increased approximately $17.3 million, or 62%, for the nine months ended September 30, 2005, as compared to the corresponding period in 2004.

The increase in revenues for the nine months ended September 30, 2005, as compared to the corresponding period in 2004, was primarily due to an increase in sponsorship and advertising revenues, which includes revenues from sponsored links and our recent acquisitions, of approximately $15.0 million, an increase in barter revenue of approximately $1.4 million and an increase in online services revenues of approximately $0.6 million.  The increase in sponsorship and advertising revenues was primarily due to the acquisition of Healthology which contributed approximately $6.5 million, HealthCentersOnline which contributed approximately $2.1 million, iVillage Limited which contributed approximately $1.5 million and an increased number of advertisers, coupled with higher pricing of contracts, related to iVillage’s websites of approximately $4.4 million and increased search revenue of approximately $0.5 million. The increase in barter revenue was used to provide some traction for the iVillage.com Web site relaunch which occurred in January 2005.

The increase in online services revenues of approximately 85% for the nine months ended September 30, 2005, as compared to the corresponding period in 2004, was primarily due to the acquisition of HealthCentersOnline which offers subscription based and licensing services.

Astrology.com

	Three Months Ended September 30,				Nine Months Ended September 30,
	(dollars in thousands)
	2005	(1)	2004	(1)	2005	(1)	2004	(1)
Online services	$698	54%	$793	87%	$2,356	65%	$2,168	85%

Other	596	46%	115	13%	1,259	35%	368	15%
	$1,294	100%	$908	100%	$3,615	100%	$2,536	100%

(1)  Percent of Astrology.com’s revenues.

Three Months Ended September 30

Revenues from Astrology.com accounted for approximately 6% of total revenues for the three months ended September 30, 2005, and approximately 5% of total revenues for the three months ended September 30, 2004.  Revenues from Astrology.com increased approximately $0.4 million, or 43%, for the three months ended September 30, 2005, as compared to the corresponding period in 2004, due to an increase in other revenues of approximately $0.5 million offset by a decrease in online services revenue of approximately $0.1 million. The decrease in online services was primarily due to a decrease in direct electronic sales. The increase in other revenue was primarily due to an increase in revenue share payments received from third parties in connection with our distribution agreements.

Nine Months Ended September 30

Revenues from Astrology.com accounted for approximately 6% of total revenues for the nine months ended September 30, 2005, and approximately 5% of total revenues for the nine months ended September 30, 2004.  Revenues from Astrology.com increased approximately $1.1 million, or 43%, for the nine months ended September 30, 2005, as compared to the corresponding period in 2004, due to an increase in revenues from online services of approximately $0.2 million and other revenues of approximately $0.9 million. The increase in online services was primarily due to an increase in astrological charts sold and the introduction of new products. The increase in other revenue was primarily due to an increase in revenue share payments received from third parties in connection with our distribution agreements.

IVPN

	Three Months Ended September 30,					Nine Months Ended September 30,
	(dollars in thousands)
	2005	(1)	2004	(1)		2005	(1)	2004	(1)
Sponsorship & advertising	$2,926	87%	$3,031	57%		$8,015	81%	$8,819	56%

Custom publications	—	—%	1,963	37%		596	6%	5,851	37%

Licensing fees	422	13%	357	7%		1,248	13%	1,071	7%
	$3,348	100%	$5,351	100	%(2)	$9,859	100%	$15,741	100%

(1)  Percent of IVPN’s revenues.

(2)  The aggregate of this column does not equal 100% due to rounding.

Three Months Ended September 30

Revenues from IVPN accounted for approximately 15% of total revenues for the three months ended September 30, 2005, and approximately 32% of total revenues for the three months ended September 30, 2004. Revenues from IVPN decreased approximately $2.0 million, or 37%, for the three months ended September 30, 2005, as compared to the corresponding period in 2004.

The decrease in revenues for the three months ended September 30, 2005, as compared to the corresponding period in 2004, was primarily due to a decrease in revenue from custom publications of approximately $2.0 million. This decrease was primarily due to Wal-Mart Stores, Inc. and its affiliates, or Wal-Mart, no longer utilizing IVPN to create and distribute custom publications which were used for baby promotions in its United States stores. Sponsorship and advertising revenues also decreased approximately $0.1 million, or 3%, for the three months ended September 30, 2005, as compared to the corresponding period in 2004, primarily due to the discontinuance of a video offering. Revenues from the video offering were no amount for the three months ended September 30, 2005 and approximately $0.1 million for the three months ended September 30, 2004.

As of September 30, 2005, 708 hospitals had agreed to pay a fee for The Newborn Channel and 700 contracts had commenced. This compares to 566 hospitals that agreed to pay a fee for The Newborn Channel and 518 contracts that commenced as of September 30, 2004.  This led to the increase in revenues from licensing of approximately $0.1 million, or 18%, for the three months ended September 30, 2005 as compared to the corresponding period in 2004.

Nine Months Ended September 30

Revenues from IVPN accounted for approximately 16% of total revenues for the nine months ended September 30, 2005, and approximately 32% of total revenues for the nine months ended September 30, 2004. Revenues from IVPN decreased approximately $5.9 million, or 37%, for the nine months ended September 30, 2005, as compared to the corresponding period in 2004.

The decrease in revenues for the nine months ended September 30, 2005, as compared to the corresponding period in 2004, was primarily due to a decrease in revenue from custom publications of approximately $5.3 million and a decrease in sponsorship and advertising revenues of approximately $0.8 million. The decrease in revenues from custom publications was primarily due to Wal-Mart no longer utilizing IVPN to create and distribute custom publications which were used for baby promotions in its United States stores. The decrease in revenues from sponsorship and advertising was mainly due to a decrease in the number of customers advertising on The Newborn Channel and the discontinuance of the video offering. Revenues from the video offering were approximately $0.1 million for the nine months ended September 30, 2005 and approximately $0.4 million for the nine months ended September 30, 2004.

Revenues from IVPN may vary based upon the timing and volume of customers’ advertising and marketing initiatives.

PAG

	Three Months Ended September 30,					Nine Months Ended September 30,
	(dollars in thousands)
	2005	(1)		2004	(1)	2005	(1)	2004	(1)
Subscription-based programs	$532	60%		$456	50%	$1,517	66%	$1,366	53%

Events	275	31%		339	37%	587	25%	740	29%

Consulting/other	69	8%		104	11%	178	8%	409	16%

Barter	4	0%		16	2%	21	1%	54	2%
	$880	100	%(2)	$915	100%	$2,303	100%	$2,569	100%

(1)  Percent of PAG’s revenues.

(2)  The aggregate of this column does not equal 100% due to rounding.

Three Months Ended September 30

Revenues from PAG accounted for approximately 4% of total revenues for the three months ended September 30, 2005, and approximately 5% of total revenues for the three months ended September 30, 2004. Revenues from PAG decreased approximately $35,000, or 4%, for the three months ended September 30, 2005, as compared to the corresponding period in 2004.  The decrease in revenues for the three months ended September 30, 2005, as compared to the corresponding period in 2004, was primarily due to the timing of events which resulted in lower event revenues of approximately $0.1 million and a decrease in consulting/other revenues of approximately $35,000, or 34%, primarily due to the non-renewal of a consulting contract in the second quarter of 2005. The decrease in revenues for the three months ended September 30, 2005, as compared to the same period in 2004, was offset by an increase in revenues from subscriptions of approximately $0.1 million. The increase in subscriptions revenue was primarily due to an increase in the number of participating members in subscription-based programs.

Nine Months Ended September 30

Revenues from PAG accounted for approximately 4% of total revenues for the nine months ended September 30, 2005, and approximately 5% of total revenues for the nine months ended September 30, 2004. Revenues from PAG decreased approximately $0.3 million, or 10%, for the nine months ended September 30, 2005, as compared to the corresponding period in

2004. The decrease in revenues for the nine months ended September 30, 2005, as compared to the corresponding period in 2004, was primarily due to a decrease in events revenue of approximately $0.2 million and consulting revenues of approximately $0.2 million. Events revenue decreased approximately 21% primarily due to several events that occurred in 2004, with no like events in 2005. The decrease in consulting/other revenues of approximately 56% was primarily due to the non-renewal of contracts that expired in the later part of 2004 and the second quarter of 2005. The decrease in revenues for the nine months ended September 30, 2005, as compared to the same period in 2004, was offset by an increase in revenues from subscriptions of approximately $0.2 million. The increase in subscriptions revenue was primarily due to an increase in the number of participating members in subscription-based programs.

Revenues, Receivables and Customer Concentration

Our five largest customers accounted for approximately 19% of total revenues for each of the three and nine months ended September 30, 2005. No single customer accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2005. iVillage’s five largest customers accounted for approximately 30% of total revenues for the three months ended September 30, 2004, and approximately 31% of total revenues for the nine months ended September 30, 2004. Wal-Mart accounted for approximately 11% of total revenues for the three months ended September 30, 2004. No other single customer accounted for more than 10% of total revenues for the three months ended September 30, 2004. Both Hearst, a related party, and Wal-Mart, accounted for approximately 11% of total revenues for the nine months ended September 30, 2004. At September 30, 2005 and December 31, 2004, no single customer accounted for more than 10% of total net accounts receivable. The significance of revenues from any of our customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives. We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. Consequently, the loss of even a small number of our largest customers at any one time may adversely affect our business, financial condition and results of operations, unless we are able to enter into contracts to replace lost revenue.

Operating Expenses

The following table sets forth our operating expenses by type (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	(1)	2004	(1)	2005	(1)	2004	(1)
Editorial, product development and technology	$8,285	37%	$7,740	46%	$25,445	42%	$22,264	46%

Sales and marketing	6,604	29%	4,562	27%	19,541	32%	13,670	28%

General and administrative	3,535	16%	2,440	15%	10,096	17%	8,233	17%

Depreciation and amortization	2,398	11%	1,140	7%	6,513	11%	4,897	10%
Total operating expenses	$20,822	93%	$15,882	95%	$61,595	102%	$49,064	101%

(1)  Percent of total revenues.

Total operating expenses increased for the three and nine months ended September 30, 2005, as compared to the corresponding period in 2004, primarily due to the acquisitions of Gardenweb.com on November 22, 2004, Healthology on January 7, 2005, HealthCentersOnline on April 8, 2005, and the assets of iVillage UK Limited on April 29, 2005, collectively, the Acquisitions.  The Company expects to stabilize and/or decrease operating expenses through synergies achieved with our Acquisitions, as well as the outsourcing of certain of our information technology services functions.

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

Three Months Ended September 30

Editorial, product development and technology expenses for the three months ended September 30, 2005 were approximately $8.3 million, or 37% of total revenues. Editorial, product development and technology expenses for the three months ended September 30, 2004 were approximately $7.7 million, or 46% of total revenues.

Editorial, product development and technology expenses increased approximately $0.6 million, or 7%, for the three months ended September 30, 2005, as compared to the corresponding period in 2004, primarily due to an increase in payroll, severance and related benefits of approximately $0.7 million primarily due to the Acquisitions, an increase in licensing/ad serving fees of approximately $0.4 million, an increase in consultant expenses of approximately $0.4 million as well as other editorial, product development and technology expenses incurred in the normal course of business of approximately $0.2 million by the Acquisitions. Licensing/ad serving fees increased due to the increase in sponsorship and advertising revenue. Consultant expenses increased primarily due to outside contract costs incurred for the outsourcing of the information technology services functions to Corsis, as well as from the Acquisitions. The increase was partially offset by a decrease in costs of approximately $1.4 million associated with no custom publication created and distributed in the three months ended September 30, 2005, as compared with three custom publications created and/or distributed in the corresponding period in 2004. Wal-Mart no longer utilizes IVPN for custom publications in its United States stores. Editorial, product development and technology expenses decreased as a percentage of total revenues for the three months ended September 30, 2005, when compared to the corresponding period in 2004, due to a larger percent growth in revenues as compared to editorial, product development and technology expenses.

Nine Months Ended September 30

Editorial, product development and technology expenses for the nine months ended September 30, 2005 were approximately $25.4 million, or 42% of total revenues. Editorial, product development and technology expenses for the nine months ended September 30, 2004 were approximately $22.3 million, or 46% of total revenues.

Editorial, product development and technology expenses increased approximately $3.2 million, or 14%, for the nine months ended September 30, 2005, as compared to the corresponding period in 2004, primarily due to the following increases: payroll, severance and related benefits of approximately $2.0 million primarily due to the Acquisitions, consultant expenses of approximately $1.3 million, licensing/ad serving fees of approximately $0.8 million, expenses for IVPN’s non-custom publication products of approximately $0.3 million,  an approximate $0.2 million related to more robust video offerings on the Web site, as well as other editorial, product development and technology expenses incurred in the normal course of business of approximately $0.5 million by the Acquisitions. Consultant expenses increased due to non-capitalizable costs associated with the iVillage Web site redesign, outside contract costs incurred for the outsourcing of the information technology services functions to Corsis, as well as from the Acquisitions. Licensing/ad serving fees increased due to higher sponsorship and advertising revenue in 2005 coupled with a one-time benefit of approximately $0.3 million realized in the second quarter of 2004 stemming from the renegotiation of a vendor contract with substantial changes in the terms and conditions of the original contract. Expenses from IVPN’s non-custom publication products increased in part due to IVPN converting many of its hospitals from the satellite broadcast to a new system that eliminates the need for a constant satellite feed leading to some duplicative costs as both the satellite and new system were running through June 30, 2005. The increase was partially offset by a decrease in costs of approximately $2.3 million associated with one custom publication created and distributed in the nine months ended in September 30, 2005, as compared with four custom publication created and distributed in the corresponding period in 2004 due to Wal-Mart no longer utilizing IVPN for custom publications in its United States stores. Editorial, product development and technology expenses decreased as a percentage of total revenues for the three months ended September 30, 2005, as compared to the corresponding period in 2004, due to a larger percent growth in revenues as compared to editorial, product development and technology expenses.

Sales and Marketing

Sales and marketing expenses consist primarily of the following:

•                  payroll, commissions, severance and related expenses for sales and marketing personnel;

•                  advertising and other marketing-related expenses; and

•                  an allocation of facility expenses, which is based on the number of personnel in sales and marketing roles.

Three Months Ended September 30

Sales and marketing expenses for the three months ended September 30, 2005 were approximately $6.6 million, or 29% of total revenues. Sales and marketing expenses for the three months ended September 30, 2004 were approximately $4.6 million, or 27% of total revenues.

Sales and marketing expenses increased approximately $2.0 million, or 45%, for the three months ended September 30, 2005, as compared to the corresponding period in 2004, primarily due to an increase in advertising and marketing expenses of approximately $0.7 million which was incurred primarily by the Acquisitions, an increase in payroll, commissions, severance and related benefits of approximately $0.7 million primarily as a result of the Acquisitions, an increase in consultant expenses of approximately $0.2 million, as well as other sales and marketing expenses incurred in the normal course of business of approximately $0.3 million as a result of the Acquisitions. Sales and marketing expenses increased as a percentage of total revenues for the three months ended September 30, 2005, when compared to the corresponding period in 2004, due to a larger percent growth in sales and marketing expenses, stemming from the Acquisitions, as compared to total revenues.

Included in sales and marketing expenses are barter transactions, which amounted to approximately 19% for the three months ended September 30, 2005, and approximately 28% for the three months ended September 30, 2004, of total sales and marketing costs.

Nine Months Ended September 30

Sales and marketing expenses for the nine months ended September 30, 2005 were approximately $19.5 million, or 32% of total revenues. Sales and marketing expenses for the nine months ended September 30, 2004 were approximately $13.7 million, or 28% of total revenues.

Sales and marketing expenses increased approximately $5.9 million, or 43%, for the nine months ended September 30, 2005, as compared to the corresponding period in 2004, primarily due to an increase in advertising, marketing and barter expenses of approximately $3.1 million which were used to provide some traction for the iVillage Web site relaunch which occurred in January 2005 and keyword search buys incurred by the Acquisitions, an increase in payroll, commissions, severance and related expenses of approximately $1.9 million primarily as a result of the Acquisitions, as well as other sales and marketing expenses incurred in the normal course of business of approximately $0.7 million as a result of the Acquisitions. Sales and marketing expenses increased as a percentage of total revenues for the nine months ended September 30, 2005, when compared to the corresponding period in 2004, due to a larger percent growth in sales and marketing expenses, stemming from the Acquisitions, as compared to total revenues.

Included in sales and marketing expenses are barter transactions, which amounted to approximately 23% of total sales and marketing costs for each of the nine month period ended September 30, 2005 and 2004.

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

Three Months Ended September 30

General and administrative expenses for the three months ended September 30, 2005 were approximately $3.5 million, or 16% of total revenues. General and administrative expenses for the three months ended September 30, 2004 were approximately $2.4 million, or 15% of total revenues.

General and administrative expenses increased approximately $1.1 million for the three months ended September 30, 2005, or 45%, as compared to the corresponding period in 2004, primarily due to an increase in payroll, severance and related expenses of approximately $0.5 million primarily as a result of the Acquisitions, an increase in professional fees of approximately $0.3 million, and from general corporate overhead of approximately $0.2 million as a result of the Acquisitions. General and administrative expenses remained consistent as a percentage of total revenues for the three months ended September 30, 2005, when compared to the corresponding period in 2004, due to a similar growth in general and administrative expenses and revenues.

In the ordinary course of business, we utilize estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the three months ended September 30, 2005, we reversed approximately $0.4 million of accruals included in operating expenses primarily due to the reversal of a vacation accrual since earned vacation days are no longer eligible for carry forward to the following calendar year. For the three months ended September 30, 2004, we reversed approximately $0.1 million of accruals included in operating expenses.

Nine Months Ended September 30

General and administrative expenses for the nine months ended September 30, 2005 were approximately $10.1 million, or 17% of total revenues. General and administrative expenses for the nine months ended September 30, 2004 were approximately $8.2 million, or 17% of total revenues.

General and administrative expenses increased approximately $1.9 million for the nine months ended September 30, 2005, or 23%, as compared to the corresponding period in 2004, primarily due to the following increases: payroll, severance and related expenses of approximately $1.0 million primarily as a result of the Acquisitions, professional fees of approximately $0.3 million, rent expense of approximately $0.2 million primarily as a result of the Acquisitions, and from general corporate overhead of approximately $0.3 million from the Acquisitions. These increases were partially offset by a decrease in insurance expenses of approximately $0.4 million due to better pricing. General and administrative expenses decreased as a percentage of total revenues for the nine months ended September 30, 2005, when compared to the corresponding period in 2004, due to a higher growth in revenues as compared to general and administrative expenses.

In the ordinary course of business, we utilize estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the nine months ended September 30, 2005, we reversed approximately $0.4 million of accruals included in operating expenses primarily due to the reversal of a vacation accrual since earned vacation days are no longer eligible for carry forward to the following calendar year. We reversed approximately $0.4 million of accruals included in operating expenses for the nine months ended September 30, 2004, primarily due to the renegotiation of a vendor contract with substantial changes in the terms and conditions of the original contract which provided a one-time benefit of approximately $0.3 million.

Depreciation and Amortization

Three Months Ended September 30

Depreciation and amortization expenses were approximately $2.4 million, or 11% of total revenues, for the three months ended September 30, 2005 and approximately $1.1 million, or 7% of total revenues, for the three months ended September 30, 2004. Depreciation and amortization expenses increased approximately $1.3 million for the three months ended September  30, 2005, or 110%, as compared to the corresponding period in 2004, primarily due to increased depreciation and amortization costs of approximately $1.2 million stemming from the Acquisitions, increased depreciation and amortization for iVillage of approximately $0.2 million stemming from the purchase of certain proprietary software products and related technology, and the intellectual rights from Corsis, as well as higher fixed asset balances, offset by decreased amortization from intangibles acquired in the Promotions.com acquisition which were fully amortized in April 2005.

Nine Months Ended September 30

Depreciation and amortization expenses were approximately $6.5 million, or 11% of total revenues, for the nine months ended September 30, 2005 and approximately $4.9 million, or 10% of total revenues, for the nine months ended September 30, 2004. Depreciation and amortization expenses increased approximately $1.6 million for the nine months ended September 30, 2005, or 33%, as compared to the corresponding period in 2004, primarily due to increased amortization costs of approximately $2.9 million stemming from the Acquisitions offset by decreased amortization from intangibles acquired in the Women.com acquisition which were fully amortized in June 2004 and the Promotions.com acquisition which were fully amortized in April 2005.

Interest Income, Net

Interest income, net includes primarily interest income from our cash balances and interest earned on stockholders’ notes receivable.

Three Months Ended September 30

Interest income, net for the three months ended September 30, 2005 was approximately $0.4 million, or 2% of total revenues, and approximately $0.2 million, or 1% of total revenues for the three months ended September 30, 2004. Interest income, net increased for the three months ended September 30, 2005 as compared to the corresponding period in 2004, primarily due to higher prevailing interest rates.

Nine Months Ended September 30

Interest income, net for the nine months ended September 30, 2005 was approximately $1.1 million, or 2% of total revenues, and approximately $0.3 million, or 1% of total revenues for the nine months ended September 30, 2004. Interest income, net increased for the nine months ended September 30, 2005 as compared to the corresponding period in 2004, primarily due to larger average cash balances maintained in 2005 stemming from the public offering completed in July 2004 coupled with higher prevailing interest rates.

Other Income, Net

Three and Nine Months Ended September 30

Other income net was approximately $0.1 million for the three months ended September 30, 2005, and approximately $0.1 million for the nine months ended September 30, 2005. Both amounts represent less than 1% of total revenues. Other income net for the three months ended September 30, 2004 was approximately $11,000, and for the nine months ended September 30, 2004 was approximately $0.1 million. Both amounts represent less than 1% of total revenues. Other income, net primarily includes moneys received from the sale of securities received in a settlement agreement, a legal settlement and from a distribution in a bankruptcy claim acquired in the acquisition of Women.com and Promotions.com.

Gain on Sale of Joint Venture Interest

Three and Nine Months Ended September 30

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

Gain on sale of joint venture interest was approximately $0.1 million, or less than 1% of total revenues, for the nine months ended September 30, 2005. Gain on sale of joint venture interest was approximately $0.1 million, or less than 1% of total revenues, for the three months ended September 30, 2004, and approximately $0.3 million, or approximately 1% of total revenues, for the nine months ended September 30, 2004.

Net Income

Three Months Ended September 30

We recorded net income of approximately $2.2 million, or $0.03 per share, for the three months ended September 30, 2005. For the comparable period in 2004, we recorded net income of approximately $1.1 million, or $0.02 per share. Net income for the three months ended September 30, 2005 increased approximately $1.1 million, or 95%, as compared to the corresponding period in 2004, primarily due to the increased revenue at iVillage.com, which includes revenue of the companies acquired in the Acquisitions, and Astrology.com in 2005, offset by an increase in operating expenses associated with the companies acquired in Acquisitions in 2005 and the loss of Wal-Mart as a customer of custom publications at IVPN in 2004.

Nine Months Ended September 30

We recorded net income of approximately $0.6 million, or $0.01 per share, for the nine months ended September 30, 2005. For the comparable period in 2004, we recorded net income of approximately $0.4 million, or $0.01 per share. Net income for the nine months ended September 30, 2005 increased approximately $0.3 million, or 76%, as compared to the corresponding period in 2004, primarily due to an increase in iVillage.com’s sponsorship and advertising revenues, an increase in Astrology.com’s revenues and by decreased amortization from intangibles acquired in the Women.com acquisition which were fully amortized in June 2004 and the Promotions.com acquisition which were fully amortized in April 2005. This was partially offset by an increase in our marketing spend in 2005 which was used to provide some traction for the iVillage Web site relaunch which occurred in January 2005, an increase in amortization expense associated with the Acquisitions, coupled with the loss of Wal-Mart as a customer of custom publications in 2004.

Liquidity and Capital Resources

As of September 30, 2005, we had approximately $53.3 million in cash and cash equivalents. Cash equivalents include money market accounts. We maintain our cash and cash equivalents in highly rated financial institutions and at times these balances exceed insurable amounts.

Net cash used in operating activities was approximately $0.1 million for the nine months ended September 30, 2005. For the comparable period in 2004, approximately $3.6 million of net cash was used by operations. Net cash used in operating activities increased approximately $3.7 million within the comparable nine month period in part from the increase in total revenues which led to higher accounts receivable balances of approximately $3.2 million and a higher utilization of deferred revenue of approximately $1.9 million. In addition, the Company has decreased its accounts payable and accrued expense obligation by approximately $1.5 million for the nine months ended September 30, 2005, as compared to an increase in accounts payable and accrued expenses of approximately $0.3 million for the nine months ended September 30, 2004.  The change for the nine month period ended September 30, 2005 is primarily from the payment of liabilities acquired in connection with the Acquisitions. These amounts are offset by an overall improvement in net income less adjustments of approximately $2.3 million and a smaller utilization of cash for other assets of approximately $0.2 million in the nine months ended September 30, 2005, as compared to approximately $1.0 million in the nine months ended September 30, 2004. The increase in other assets for the nine month period was due to higher insurance premiums paid and prepaid expenses on behalf of a custom publication.

Net cash used in investing activities was approximately $30.4 million for the nine months ended September 30, 2005. For the comparable period in 2004, approximately $2.0 million of net cash was utilized in investing activities. The increase in net cash used in investing activities of approximately $28.4 million for the nine months ended September 30, 2005 compared to the corresponding period in 2004 was primarily due to the Acquisitions of approximately $27.5 million less cash acquired of approximately $3.5 million, a larger amount of fixed asset purchases and leasehold improvements for the nine months ended September 30, 2005 as compared to the comparable period in 2004 of approximately $2.4 million and the purchase of proprietary software products, related technology and the intellectual rights from Corsis of $2.0 million. Fixed asset purchases increased primarily from the purchase of some software, the purchase of hospital equipment by IVPN and the capitalization of Web site development costs.

Net cash provided by financing activities was approximately $0.9 million for the nine months ended September 30, 2005.  For the comparable period in 2004, approximately $67.1 million of cash was provided by financing activities. The decrease in net cash provided by financing activities for the nine months ended September 30, 2005, as compared to the corresponding period in 2004, was primarily attributable to proceeds from the securities offering completed in July 2004 of approximately $69.4 million, net of offering costs of approximately $4.7 million, a decrease in proceeds from the exercise of stock options and warrants of approximately $1.3 million and a decrease in proceeds from principal payments on stockholders’ note receivable of approximately $0.2 million. As of December 31, 2004, iVillage no longer had an outstanding stockholders’ note receivable.

Except for the year ended December 31, 2004, we have historically incurred net losses and negative cash flows on an annual basis. However, management believes that our current funds will be sufficient to enable us to meet our planned expenditures through at least the next twelve months.

IVPN currently broadcasts television programming to hospitals via a 24-hour, 7 days a week satellite broadcast. IVPN is in the process of converting many of its hospitals from the satellite broadcast to a new system that eliminates the need for a constant satellite feed. This new technology will only require a limited amount of satellite time each month resulting in reduced operating costs in the second half of 2005. IVPN estimates that it will cost approximately $3.0 million to $4.0 million to convert to the new technology, of which approximately $2.9 million has been incurred. To offset the costs of conversion and to provide a new revenue stream, IVPN initiated the collection of an annual fee from hospitals to receive programming broadcast by IVPN. These fees result from agreements between IVPN and the hospitals that generally have a length of three to five years. As of September 30, 2005, approximately 70% of participating hospitals have agreed to pay this fee. However, we can make no assurance that all of the hospitals will agree to pay a fee. The total value of signed contracts at September 30, 2005 is approximately $8.5 million, which will be recognized as revenue over the next several years.

In December 2003, we signed a Web site services agreement in which Hearst will pay approximately $1.8 million for production, maintenance and hosting services for three teen Web sites: Seventeen.com, CosmoGirl.com and Teen.com. The agreement terminates in December 2005. As of September 30, 2005, we have received approximately $1.5 million and earned approximately $1.6 million in connection with this agreement.

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

Through September 30, 2005, we have received $5.0 million and earned approximately $5.2 million in connection with this agreement.

On January 7, 2005, we acquired all of the outstanding equity of Healthology, a privately held company, which is a producer and distributor of physician-generated videos and articles providing health and medical information on the internet. The aggregate purchase price, inclusive of closing costs, was approximately $17.5 million, consisting of approximately $15.9 million in cash and 205,908 shares of iVillage’s common stock.

On April 8, 2005, we acquired all of the outstanding equity of HealthCentersOnline, Inc., a privately held company, that is an online destination for physician-edited information on health conditions, treatments and preventative care for patients.  The aggregate purchase price was approximately $12.2 million, inclusive of closing costs, consisting of approximately $11.2 million in cash and $1.0 million in equity consideration, representing 166,945 shares of iVillage’s common stock.

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

In July 2005, we purchased certain proprietary software products and related technology, and the intellectual rights from Corsis to further expand our Promotions.com operations for $1.0 million.  In addition, Corsis was hired to further enhance and develop the software for an additional $1.0 million, which was completed in August 2005.

In September 2005, we outsourced certain of our information technology services functions to Corsis.  The pertinent agreement expires in August 2010 and we can extended it for up to five successive one year periods.  Under this agreement, we will pay Corsis approximately $3.3 million in year one, approximately $2.8 million in year two and $2.5 million a year for years three through five.

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

In October 2005, we amended and extended a lease for our California office through November 30, 2008.  The future minimum lease payments associated with this amendment is approximately $0.5 million.

Capital expenditures were approximately $1.8 million for the three months ended September 30, 2005, and approximately $4.6 million for the nine months ended September 30, 2005, and were primarily for hospital equipment, leasehold improvements, computer hardware and software purchases, as well as, the capitalization of certain Web site development costs. Our capital requirements depend on numerous factors, including:

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, historically we have had no obligation arising from these indemnifications, and management does not expect these indemnifications to have a material and adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded as of September 30, 2005. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), which revises SFAS 123, supersedes APB 25 and amends FAS 95. The statement requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The statement addresses the accounting for share-based payment transactions in which we receive employee services in exchange for either our equity instruments or liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. In addition, our stock employee purchase plan will need to be modified to comply with SFAS 123(R).  This statement is effective for public companies for annual periods beginning after June 15, 2005. We expect to adopt FAS 123(R) using the modified prospective method on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of FAS 123(R), and the methodologies and assumptions we will ultimately use to adopt FAS 123(R) may be different than those currently applied. While we have not quantified the impact of FAS 123(R), upon adoption it is expected to have a material impact on the consolidated statement of operations as we will be required to expense the fair value of stock option grants.

In December 2004, the FASB issued SFAS 153.  SFAS 153 eliminates an exception for nonmonetary exchanges of similar productive assets under APB Opinion No. 29, and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS 153 is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after September 15, 2005.  We believe that the future adoption of SFAS 153 will not have a material impact on our financial statements.

In May 2005, FASB issued SFAS 154. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.

Legal Proceedings

iVillage and Women.com are defendants in class-action lawsuits in federal court relating to each company’s initial public offering.  In June 2003, the plaintiffs, the issuer defendants, the issuer officers and directors named as defendants, and the issuers’ insurance companies agreed in principle to settle the matter, along with similar lawsuits against more than 300 other issuers.  On February 15, 2005, the court issued an opinion and order granting preliminary approval to the settlement and ordering the plaintiffs and issuer defendants to submit to the court a revised settlement stipulation consistent with the court’s order.  Pursuant to the court’s instruction, the parties to the settlement agreement submitted the revised settlement stipulation on May 2, 2005.  On August 31, 2005, the Court granted preliminary approval to the amended settlement stipulation.  As part of its August 31, 2005 preliminary order, the court set a deadline of March 24, 2006 for any party to file an objection to the settlement and scheduled a fairness hearing for April 24, 2006.

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

Although we achieved net income on an annual basis for the first time for the year ended December 31, 2004, we have incurred significant net losses on an annual basis in every other year of our operations.  We had net income of approximately $2.2 million for the three months ended September 30, 2005, and approximately $0.6 million for the nine months ended September 30, 2005.  We achieved net income of approximately $2.7 million for the year ended December 31, 2004, and incurred a net loss of approximately $27.1 million for the year ended December 31, 2003.  As of September 30, 2005, we had an accumulated deficit of approximately $490.5 million.

Although we had net income for the year ended December 31, 2004, and for certain interim periods in 2005 and 2004, we cannot assure you that we will be able to achieve, sustain or increase net income on a quarterly or annual basis. If our revenues grow slower than we anticipate, or if our operating expenses exceed expectations or cannot be adjusted accordingly, we could continue to suffer losses.

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

Our five largest customers accounted for approximately 19% of total revenues for the three months ended September 30, 2005 and approximately 30% of total revenues for the corresponding period in 2004.  Our five largest customers accounted for approximately 19% of total revenues for the nine months ended September 30, 2005 and approximately 31% of total revenues for the corresponding period in 2004. No single customer accounted for more than 10% of our total revenues for the three month and nine months ended September 30, 2005. One customer, Wal-Mart, accounted for approximately 11% of total revenues for the three months ended September 30, 2004.  Both Wal-Mart and Hearst, a related party, accounted for approximately 11% of total revenues for the nine months ended September 30, 2004.  At September 30, 2005 and December 31, 2004, no single customer accounted for more than 10% of total net accounts receivable.

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

•      cable networks targeting women, such as Oxygen Media, Inc., Women’s Entertainment Network and Lifetime Television

•      online services or Web sites targeted at women, such as lifetime.com

•      publishers and distributors of traditional media, such as television, radio and print

•      paid advertising providers serving advertisements that are contextually relevant to search queries and content keywords, such as Google, Inc., Yahoo! Inc., and Microsoft Corporation

•      e-commerce companies such as Amazon.com, Inc.

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

We depend on various third parties for technology, software, systems and related services.  In addition, we sometimes rely on our customer’s software reporting tools to supply us, subject to our monitoring controls, with the information to record our revenue. If for any reason one or more of these service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, our ability to deliver our product and service offerings to our advertisers, sponsors and users could be impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational difficulties.  Although we are confident that alternative service providers are available, we cannot assure that we will be able to obtain such services on as favorable terms as we currently receive or in a timely manner.

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

From time to time, we have been, and expect to continue to be, subject to legal proceedings that individually, or in the aggregate, could adversely affect our business. Notably, several plaintiffs have filed class action lawsuits in federal court against us, several of our current and former executives, and our underwriters in connection with our March 1999 initial public offering. A similar class action lawsuit was filed against Women.com, several of our former executives and Women.com’s underwriters in connection with Women.com’s October 1999 initial public offering. In June 2003, the plaintiffs, the issuer defendants, the issuer officers and directors named as defendants, and the issuers’ insurance companies agreed in principle to settle the matter, along with similar lawsuits against other issuers. The plaintiffs filed a motion for preliminary approval of the settlement with the court in June 2004, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. Certain of the underwriter defendants formally objected to the proposed settlement. The plaintiffs and issuer defendants separately submitted replies to these objections on August 4, 2004. On February 15, 2005, the Court issued an opinion and order granting preliminary approval to the settlement and ordering the plaintiffs and issuer defendants to submit to the Court a revised settlement stipulation consistent with the Court’s order. Pursuant to the court’s instruction, the parties to the settlement agreement submitted the revised settlement stipulation on May 2, 2005.  On August 31, 2005, the Court granted preliminary approval to the amended settlement stipulation.  As part of its August 31, 2005 preliminary order, the court set a deadline of March 24, 2006 for any party to file an objection to the settlement and scheduled a fairness hearing for April 24, 2006.  If the proposed settlement is ultimately not approved by the Court, even if these claims are not meritorious, defending against them could require the expenditure of significant financial and managerial resources, which could harm our business.

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

In an effort to ensure that CME programs remain independent from the interests of healthcare goods and services providers who fund the development of CME programs, many entities have revised their standards of accreditation. In addition these sponsorships may be subject to regulation by state and federal agencies. In the event that the sponsorship of CME programs by pharmaceutical or medical device companies should become subject to additional regulatory scrutiny, any resulting changes to existing regulations or accreditation standards, or changes in internal compliance procedures of sponsors, may result in revisions to Healthology’s CME offering, a slow approval process for the accreditation, and a reduction in the number of CME sponsorships.

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

Our business strategy includes growth through business combinations, acquisitions and joint ventures. Our ability to implement this business strategy depends in large part on our ability to compete successfully with other entities for acquisition candidates and joint venture partners. Factors affecting our ability to compete successfully in this regard include:

•      our financial condition relative to the financial condition of our competitors

•      the attractiveness of our common stock as potential consideration for entering into these types of transactions as compared to the common stock of other entities competing for these opportunities

•      our ability to obtain additional financing from investors

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

Changes in the financial accounting standards that require us to recognize employee stock options as a compensation expense could substantially and adversely affect our financial results.

The accounting rules related to the expensing of employee stock options could cause us to account for our business in ways that may adversely affect our financial results and investor perception of those results.  As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, currently we apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and related interpretations in accounting for our employee stock-based compensation. Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. On December 16, 2004, FASB issued SFAS 123(R) which requires us, for the period beginning after June 15, 2005, to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options and restricted stock, granted to employees. On April 14, 2005, the SEC announced an amendment to the date of compliance, and we are now required to implement SFAS 123(R) beginning in the first quarter of 2006.  This is expected to have a material impact on our consolidated results of operations, as the stock-based compensation expense would be charged directly against our reported earnings.

Risks Related to Our Industry

The operating performance of computer systems and Web servers is critical to our business and reputation.

Any system failure, including network, software or hardware failure, due to a computer virus or otherwise, that causes an interruption in our Internet offerings could result in reduced traffic on our Web sites and reduced revenues for our business. Substantially all of our communications hardware and some of our other computer hardware operations are located at SAAVIS Communication Corporation’s facilities in New Jersey, Verio Inc.’s facilities in California and Florida, and Globix Corporation’s facilities in New York.  Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. We do not presently have any secondary “off-site” systems or a formal comprehensive disaster recovery plan.

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

Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. In addition, we cannot assure you that SAAVIS, Verio and Globix will be able to provide sufficient services for us or that we would be able to engage satisfactory alternative service providers.

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

In addition, part of our business involves marketing to consumers who have expressed an interest in receiving health-related information from us. This aspect of our business has grown with our recent acquisitions of Healthology and HealthCentersOnline, as both companies provide health-related content and marketing offers to consumers. Many jurisdictions, including the United States, have adopted complex and burdensome regulations in connection with marketing activities involving personally identifiable medical information; to the extent that such regulations may apply to us, they create additional business and liability risks, and greater legal compliance costs, for us.

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

Our exposure to European and other foreign countries’ privacy and data security laws impacts our ability to collect and use personal data, and increases our legal compliance costs and may expose us to liability.  iVillage Limited, our United Kingdom subsidiary, is directly subject to United Kingdom privacy and data security laws.  While we believe that iVillage Limited complies with currently applicable laws, as such laws proliferate there may be uncertainty regarding their application or interpretation, which consequently increases our potential liability.  Even if a claim of non-compliance against us does not ultimately result in liability, investigating or responding to a claim may present a significant cost.  Future legislation may also require changes in our data collection practices which may be expensive to implement.

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

The terrorist attacks of September 2001 disrupted global commerce and the continued threat of future terrorist attacks, acts of war, or governmental responses to terrorist actions or acts of war, may cause future disruptions.  Several of our offices are located in cities that have been the targets of terrorist attacks, including New York, Washington, D.C. and London.  These offices, including our New York City headquarters, are in proximity to certain possible targets that could, in the event of war or a terrorist attack, result in damage to, or the destruction of, such offices, as well as the permanent or temporary loss of key personnel.  We have not developed a disaster recovery plan and we cannot assure that our insurance coverage would adequately reimburse us for any damages suffered as a result of a terrorist attack or act of war.

Risks Related to Our Common Stock

As of November 8, 2005, Hearst owned approximately 25% of our outstanding common stock and had three representatives on our board of directors. As a result, Hearst is able to significantly influence our corporate direction and policies.

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

As of November 8, 2005, Hearst owned approximately 25% of our outstanding common stock. Pursuant to an amended and restated stockholder agreement we entered into with Hearst on June 20, 2001, we appointed three Hearst representatives to our board of directors, with one Hearst designee appointed to each class of director. The amended and restated stockholder agreement provides that the number of Hearst representatives is subject to reduction if Hearst’s ownership of our common stock falls below certain threshold levels. There is also a Hearst representative on our nominating and compensation committees.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2005 and 2004, our financial instruments include cash and cash equivalents. Cash equivalents included interest bearing accounts. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our interest bearing accounts. We do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. While we maintain our cash and cash equivalents in highly rated financial institutions, at times these balances exceed insurable amounts.

Our consolidated financial statements are denominated in U.S. dollars. For the three months ended September 30, 2005, we derived 4% of our revenues from operations outside of the United States. For the nine months ended September 30, 2005, we derived 2% of our revenues from operations outside of the United States. There are no comparable amounts for the three and nine month periods ended September 30, 2004. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiary. This subsidiary incurs most of its expenses in the local currency. Accordingly, our foreign subsidiary uses the local currency as its functional currency. We are also exposed to foreign exchange rate fluctuations with respect to the British Pound as the financial results of the foreign subsidiary are translated into U.S. dollars for consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact net income (loss) and operating performance. Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar-denominated results. However, we will from time to time reconsider the issue of whether a foreign currency-hedging program would be beneficial to our operations.

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

(b) Changes in Internal Control over Financial Reporting.

Other than the ongoing integration of the financial systems and key controls of our HealthCentersOnline and iVillage Limited subsidiaries into our New York headquarters, there were no changes in our internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect the remaining financial systems and key controls of our HealthCentersOnline and iVillage Limited subsidiary to be fully integrated by March 31, 2006.

Item 5.    Other Information.

On November 9, 2005, we entered into letter agreements with each of Steven A. Elkes, our Chief Financial Officer, Executive Vice President, Operations and Business Affairs and Secretary, and Jane Tollinger, our Executive Vice President, Operations and Strategy, or the Tollinger Letter Agreement, that amend certain provisions of each respective officer’s offer of employment letter. Pursuant to these amendments, Mr. Elkes received an annual salary increase from $345,000 to $363,000 and Ms. Tollinger received an annual salary increase from $308,000 to $339,000.  In addition, the amendments increase from 40% to 50% the percentage of such executives’ annual base salary which may be paid as a bonus pursuant to the bonus plan in which such executives participate.  The cash payments to be received upon termination in certain circumstances were also amended to provide that if an officer’s employment is terminated “without cause,” or the officer resigns for “good reason,” as such terms are defined in the offer letter, within a period of twelve (12) months after a change in control, as such term is defined in the offer letter, we will pay that officer an amount equal to his or her base salary for a period of two years after the effective date of such termination and an amount equal to the officer’s target bonus for the year in which the termination becomes effective.

The description of the terms and conditions of the letter agreements set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, each of which we intend to file with the Securities and Exchange Commission as an exhibit to our Form 10-K.

PART II

OTHER INFORMATION

Item 6.  Exhibits.

Number	Description

3.1	Restated Certificate of Incorporation, as amended, of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-A/A registration statement, filed on April 4, 2004).

3.2	By-Laws, as amended, of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2004, filed on August 8, 2004).

10	Employment Agreement, effective as of May 31, 2005, between Douglas W. McCormick and the Registrant.

11	Statement re: computation of earnings per share.

31.1	Certifications of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certifications of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

iVILLAGE INC.
(Registrant)

Dated: November 9, 2005	By:	/s/ Douglas W. McCormick
Douglas W. McCormick
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2005	By:	/s/ Steven A. Elkes
Steven A. Elkes
Chief Financial Officer,
Executive Vice President, Operations
and Business Affairs, and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Restated Certificate of Incorporation, as amended, of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-A/A registration statement, filed on April 4, 2004).

3.2	By-Laws, as amended, of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2004, filed on August 8, 2004).

10	Employment Agreement, effective as of May 31, 2005, between Douglas W. McCormick and the Registrant.

11	Statement re: computation of earnings per share.

31.1	Certifications of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certifications of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32

Certifications of the Principal Executive Officer and Principal Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.