Form 10-K
period 2005-12-31
IVILLAGE INC
filed 2006-03-16
CIK 1074767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-25469

iVillage Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3845162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Seventh Avenue New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 600-6000

Securities registered pursuant to Section 12(b) of the Act:

None

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $291,302,107 based on the closing sale price of $5.98 as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2006
Common Stock, $0.01 par value per share	72,733,710 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

iVillage Inc.

FORM 10-K

TRADEMARKS

iVillage®, iVillage.com®, gURL.com®, Newborn Channel®, WebStakes.com®, iVillage Consulting®, iVillage Solutions®, GardenWeb® and Healthology® are registered trademarks of iVillage Inc. The stylized iVillage logo, “the Internet for Women”, The iVillage Health Network, Astrology.com, BabySteps, Public Affairs Group, Inc., Business Women’s Network, Business Women’s Network Government, Diversity Best Practices, Best Practices In Corporate Communications, Promotions.com, HealthCentersOnline, Inc. and iVillage.co.uk are trademarks of iVillage Inc. All other brand names, trademarks or service marks referred to in this report are the property of their owners.

PART I

Statements in this Annual Report on Form10-K, including statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. The words or phrases “can be”, “expects”, “may affect”, “may depend”, “anticipates”, “believes”, “estimates”, “plans”, “projects”, and similar words and phrases are intended to identify such forward-looking statements. These forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future results, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, some of which are beyond our control. In addition to the risks discussed below in “Item 1A. Risk Factors” and in our other public filings, press releases and statements by our management, factors that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied in such forward looking statements include:

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

•                  the uncertainties created by the pending acquisition of our company by NBC Universal, Inc.; and

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

When used in this Annual Report on Form 10-K and unless otherwise specified, “iVillage,” “we,” “our” and “us” refer to iVillage Inc. and its consolidated subsidiaries.

Item 1. Business.

Merger Agreement with NBC Universal

On March 3, 2006, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with NBC Universal, Inc., or NBC Universal, and a wholly owned subsidiary of NBC Universal. The Merger Agreement was approved by our board of directors. Subject to various customary conditions, including the obtaining of stockholder approval and expiration or termination of the waiting period required by applicable antitrust laws, we have agreed to merge with the NBC Universal subsidiary. After the merger, we will be a subsidiary of NBC Universal. In consideration, upon the effectiveness of the merger, each of our stockholders, other than those who elect to exercise dissenters’ rights, will receive in cash and without interest $8.50 for each share of our common stock they hold at that time. Each outstanding option to purchase iVillage common stock that is unexercised immediately prior to the effective time of the merger will become fully vested as of the effective time of the merger and will be cancelled in consideration for a cash payment equal to the product of (1) the excess, if any, of $8.50 over the applicable option exercise price and (2) the number of shares of iVillage common stock subject to such option.

We have made representations, warranties and covenants in the Merger Agreement in favor of NBC Universal, including, among others:

•                                          covenants to carry on our business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and completion of the merger;

•                                          not to engage in certain kinds of transactions during such period; to cause a stockholder meeting to be held to consider approval of the merger and the other transactions contemplated by the Merger Agreement;

•                                          subject to certain exceptions, for our board of directors to recommend adoption by our stockholders of the Merger Agreement and the transactions contemplated by the Merger Agreement;

•                                          not to solicit proposals relating to alternative business combination transactions; and

•                                          subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions.

Under certain circumstances, our Board of Directors may terminate the Merger Agreement in order to accept a superior proposal, as defined in the Merger Agreement.

The Merger Agreement contains certain termination rights for both iVillage and NBC Universal, and further provides that, upon termination of the Merger Agreement under specified circumstances, iVillage may be required to pay NBC Universal a termination fee of $23.5 million.

We currently expect the merger to be completed during our second quarter of 2006. See Note 16, Subsequent Events — Merger Agreement with NBC Universal, on pages F-39 - F-40 in our Notes to Consolidated Financial Statements, for a more complete description of the merger, the Merger Agreement and related agreements.

Overview

Founded in 1995, iVillage is “the Internet for women” and consists of several online and offline media-based properties, including the iVillage.com Web site, or iVillage.com, Healthology, Inc., operator of the Healthology.com Web site and distribution network, or Healthology, HealthCentersOnline, Inc., operator of the HealthCentersOnline, Inc. Web site, or HealthCentersOnline, iVillage Limited, operator of the iVillage.co.uk Website, or iVillage Limited,  iVillage Consulting,  The Virtual Mirror, Inc., operator of the GardenWeb.com Web site, or GardenWeb.com, the gURL.com Web site, or gURL.com, Promotions.com, Inc., Knowledgeweb, Inc., operator of the Astrology.com Web site, or Astrology.com, iVillage Parenting Network, Inc., or IVPN,  Public Affairs Group, Inc., or PAG,   Cooperative Beauty Ventures, LLC, and iVillageSolutions. Following is a synopsis of our operational activities and those of our subsidiaries and divisions:

Subsidiary or Division	Operational Activity

iVillage.com	An online destination providing practical solutions on a range of topics and everyday support for women 18 years of age and over.

Healthology

Acquired on January 7, 2005, Healthology distributes physician-generated videos and articles providing health and medical information via the Healthology.com Web site, or Heathology.com, and a syndication network, and provides Web site creation and development services to healthcare related organizations.

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

We believe women are the “Chief Operating Officers” of the household, especially when it comes to decisions about healthcare. We, therefore, believe offerings related to health and wellness are a natural extension of our core content offerings. During 2005, we acquired Healthology and HealthCentersOnline to augment our existing health content appearing on iVillage.com. We refer to the aggregation of these properties as the iVillage Health Network.

We believe we are an industry leader in developing innovative sponsorships that match the desire of marketers to reach women and parents with the needs of our users to obtain relevant information, products and services. We leverage our online brand awareness by offering books, videos, and other consumer products and services under the iVillage, gURL.com, Lamaze, Business Women’s Network and Healthology brands.

Most of our Web sites are consistently recognized as leading online offerings. According to comScore Media Metrics’ January 2006 results:

•                    We had approximately 14.5 million unique users to iVillage.com and our affiliate Web sites in the month of January 2006, reaching approximately 8.5% of the total United States online population;

•                   iVillage.com was the 41st most visited Web site on the Internet in the United States;

•                  iVillage.com continues to be ranked the #1 Community-Women Site and is the #4 overall Community Site on the Internet; and

•                  iVillage’s Health Network, comprised of iVillage–Health, Healthology, Inc. and HealthCentersOnline, Inc.,  is the 4th largest health information content provider.

iVillage.com

iVillage.com is organized around content specific areas that focus on issues of importance to females and provides interactive services, peer support, and online access to experts that is updated daily. In January 2005, we completed a redesign of the iVillage.com Web site to provide a fresher design, easier-to-use navigation, enhanced functionality and additional images and streaming video. Although all of our previous content offerings remain available on iVillage.com, our content areas have been streamlined into the following categories:

Area	Description

Beauty & Style	Features timely trend reports, advice from style and beauty industry experts, product recommendations and reviews and fun interactive tools.

Health & Well-Being

Offers practical health living information for women and their families including credible expert information, inspiring stories  with real-life tips and advice on living with specific conditions and community support.

Diet & Fitness	Provides information on current diet and fitness trends, community programs and support, and advice from well-known experts and contributors.

Love & Sex	Features information on love, marriage, relationships, sex and family, trends for singles and couples, and advice from relationship experts.

Pregnancy & Parenting

Offers parents and those seeking to become parents customized content, parenting and pregnancy news, advice from leading experts, interactive calendars and tools, and personal community connections and support.

House & Home	Includes the latest entertaining trends and home decor ideas, editor’s product picks; information and experts on topics from entertaining and decorating to household finances and working from home.

Entertainment	Includes entertainment news and features including interactive quizzes, games and polls, a daily gossip blog with celebrity news, and editor’s picks for movies, CDs, books and TV.

Magazines	Features the Web sites for several Hearst magazines including Cosmopolitan, Country Living, Good Housekeeping, House Beautiful, Marie Claire, Redbook and Town & Country.

The Web site redesign was also devised to enhance our sponsorship and advertisement offerings by providing additional placements, different forms of advertisements and dynamic ad serving. Our dynamic ad serving capability allows us to regularly alter the location of an advertisement on a site page to make a user less likely to overlook a placement. In addition, we have worked with our sponsors and advertisers to create promotional announcements that are aesthetically inviting to our users within the design of the site, rather than obtrusive.

We believe that user support is critical in order to attract and retain users. We provide user support primarily through e-mail-based correspondence. Help and feedback buttons are prominently displayed throughout our network of Web sites, and our user support staff attempts to respond to all e-mail queries within two business days. In addition, community leaders provide e-mail support for a broad-range of issues. We do not charge for these services.

Sponsorship and Advertising Revenues

Our online sponsorship arrangements are designed to support our sponsors’ broad marketing objectives, including brand promotion, awareness, product introductions and online research. Sponsorship agreements typically include the delivery of impressions on our Web sites and occasionally the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include rich media, such as commercials originally created for a television format, and display or banner advertisements, links or other text or images. As part of a few of our sponsorship agreements, sponsors selling products may provide us with a commission on sales of their products generated through our Web sites. Advertising revenues are derived principally from short-term advertising contracts in which we typically guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Some sponsorship and advertising revenues are also derived from sponsored links, currently supplied by Yahoo! Inc., or Yahoo!, appearing on our Web pages that are based upon relevant content or a search query result.

These revenues are earned on a cost per thousand page views and/or a percentage of net advertising revenue earned by Yahoo! from advertisers.

Our sponsorship and advertising revenues are derived primarily from promotional agreements, in which full-screen arrival, display, banner or rich media advertisements are prominently displayed. A full-site arrival advertisement appears upon entering one of our Web sites and includes a dramatic message that quickly fades to a smaller advertising message embedded on the appearing Web site page. A display or banner advertisement consists of promotional content that can appear at the top or bottom of the pages on iVillage’s Web sites. From each “arrival ad related message”, display and banner advertisement, viewers can hyperlink directly to the sponsor’s or advertiser’s Web site, thus providing the sponsor or advertiser the opportunity to directly interact with an interested customer. Finally, a rich media advertisement precedes a multimedia offering, when an advertising message is displayed prior to a user viewing such content.

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

Customer Concentration

Revenues from our five largest customers accounted for approximately 18% of total revenues for the year ended December 31, 2005 and 27% of total revenues for each of the years ended December 31, 2004 and 2003. In 2005, no advertiser accounted for more than 10% of total revenues. In 2004, one advertiser, Hearst, a related party, accounted for approximately 10% of iVillage’s total revenues and in 2003, Hearst accounted for approximately 11% of total revenues. No other single customer accounted for more than 10% of total revenues for each of the years ended December 31, 2004 and 2003. At December 31, 2005 and 2004, no single customer accounted for more than 10% of the total net accounts receivable.

Hearst has been one of our largest customers for each of the last three years. In July 2004, we entered into a Web Site Services Agreement with Hearst, or the 2004 Web Site Services Agreement, that superseded and replaced our 2001 amended and restated magazine content license and hosting agreement. Under these agreements, we provide production, maintenance and hosting services, for which in 2005 we earned approximately $4.2 million. In addition, we are entitled to a commission derived from the sale of Hearst magazines, which in 2005 totaled approximately $0.7 million. As part of these agreements we also pay Hearst a royalty fee, which in 2005 totaled approximately $0.7 million. Unless earlier terminated for cause or at Hearst’s election following a change in control of iVillage, our 2004 Web Site Services Agreement with Hearst will expire in July 2007 and will continue on a month-to-month basis unless a party provides the other with notice of termination.

Pursuant to a Voting Agreement, dated March 3, 2006, that Hearst entered into with NBC Universal contemporaneously with our entry into the Merger Agreement with NBC Universal, Hearst agreed to waive its rights to terminate the 2004 Web Site Services Agreement as a result of completion of the merger. Hearst and NBC Universal also agreed that the 2004 Web Site Services Agreement would automatically terminate six months following completion of the merger.

The significance of revenues from any of our customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives. We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. For example, during 2004 Wal-Mart indicated to us that they would no longer be utilizing IVPN to create and distribute custom publications used for baby promotions in Wal-Mart’s United States stores. Although Wal-Mart has never accounted for more than 10% of our total revenues on an annual basis, they have accounted for more than 10% of our total revenues on a quarterly basis.

The loss of even a small number of our largest customers at any one time may adversely affect our business, financial condition and results of operations, unless we are able to enter into contracts to replace lost revenue.

Content Targeting and Search Arrangements

In August 2005, we entered into an agreement with Yahoo! to provide content and keyword targeted text advertising  links and World Wide Web search services to our network of Web sites. A user of our network of Web sites can enter a query that uses Yahoo!’s proprietary mechanism to search the World Wide Web and provide a results page which includes relevant text link advertisements. Yahoo! also provides our users with contextually relevant text link advertisements based upon the unique content contained on each individual page of our Web sites. We earn revenue from clicks generated from all of Yahoo!’s text link advertisements appearing on our Web sites and search results initiated from our Web sites.

Our agreement with Yahoo! expires in February 2007, with a mutual option to renew for one additional year.

In December 2005, we entered into an agreement with Google, to obtain search services using the Google Search Appliance. The Google Search Appliance allows a user of our network of Web sites to conduct an internal search that limits its results to information contained on our network of Web sites. Our agreement with Google related to the search appliance expires in February 2008.

Notable Content Licensing Agreements

MSN Network

In September 2003, we entered into a content license arrangement with Microsoft Online, or MSN. Under the agreement, MSN presents select iVillage content on its women’s channel, MSN Women, including editorially relevant content in the categories of Beauty, Fashion & Style, Relationships, Home & Food, and Career & Money. In exchange for the content, our logo, as well as hyperlinks to additional relevant content located at iVillage.com, appear throughout the MSN Women channel and anywhere our content appears on MSN. The links contained on MSN drive additional traffic to our Web sites. We also have the opportunity to offer and promote our for-pay products and services to MSN users. In January 2005, our content license arrangement was expanded so that our editorially relevant content would also be featured on MSN’s Health and Fitness Channel. Our agreement with MSN expires in December 2006, with an automatic renewal provided that a notice of termination is not previously provided in accordance with the terms of the agreement.

Through iVillage Limited we have also entered into an agreement with the Microsoft Corporation to provide editorially relevant content to www.msn.co.uk, MSN’s United Kingdom offering. Our agreement with the Microsoft Corporation expires in February 2007, provided that a notice of termination is not previously provided in accordance with the terms of the agreement.

Yahoo! Astrology

In March 2004, we entered into a content license and distribution agreement with Yahoo!. Under this agreement, we are the exclusive provider of astrological content to Yahoo!’s online astrology area. iVillage astrological content is also available in other areas of Yahoo!’s Web site. We provide Yahoo! with daily horoscopes and astrological reports. Links to additional content located on our Web sites appear throughout the Yahoo! astrology area. Yahoo! receives the greater of a fee for each registration for a gratuitous iVillage astrological chart or a revenue share for each iVillage astrological chart purchased by a Yahoo! user. Our agreement with Yahoo! expires in March 2007 and provides for our right to terminate with 30 days prior notice in the event defined content posting thresholds are not met, as well as an automatic renewal provided that a notice of termination is not previously provided in accordance with the terms of the agreement.

XM Satellite Radio

In November 2005, we entered into a Radio Program License Agreement with XM Satellite Radio, Inc. Under this agreement, beginning in December 2005, the iVillage Women’s Minute aired on XM satellite radio. The iVillage Women’s Minute provides brief tips on topics similar to the core categories of iVillage.com. The brief segments run weekly, 4 times a day, on XM’s Take 5 Channel, a dynamic talk radio channel that pulses lifestyles, current events, and pop culture 24 hours per day.

Healthology Distribution Network

As part of its business model, Healthology’s extensive library of medically reviewed videos and articles are distributed to thousands of media Web sites (including those with newspaper, broadcast and radio offerings), portals, ISPs, general and niche health Web sites and more. In addition, medical societies and advocacy groups often act as points of distribution. We have entered into separate agreements with each of these distribution partners which contain terms that may vary based upon the contemplated relationship.

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

Membership and Privacy

We believe a large and active membership base is important to our success and, accordingly, we provide access to some of the features and benefits of our Web sites only to members, rather than the casual user. Membership is free, and is generally available to any iVillage.com user who discloses his or her name, e-mail address, zip code, country, age and gender and chooses a member name and password to be used throughout member-only areas. Members form iVillage.com’s core audience and are our most valuable users. Access to community challenges, message boards and chat rooms are examples of iVillage.com members-only benefits.

We recognize the importance of providing members with information regarding how we collect and use their personally identifiable data. Accordingly, we have adopted a privacy policy to provide this information to members. Our current privacy policy is accessible through a link on each iVillage.com Web page, including the member registration page. Our current policy generally provides that we will not sell or disclose to third parties for their marketing purposes any member’s personal identifying information, such as his or her name or address, unless such member has provided “opt-in” consent. In limited situations that are described in our privacy policy, access to personally identifying information may be provided to third parties, such as a business partner or service provider, even in the absence of member consent. An example of which would be, in connection with the delivery of a member service such as a message board log-in. In these instances, we generally request that such third party recipient  agree to be bound by our current privacy policy. In some instances, we may use information based on a member’s activities on the site to offer relevant products and services on behalf of an advertiser. We also reserve the right to make marketing uses of aggregated data regarding our member community.

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

iVillage Parenting Network

IVPN is a holding company for Lamaze Publishing and IVIP, which collectively provide informational and instructional magazines, television programming and online properties of interest to expectant and new parents.

Lamaze Publishing

On August 20, 1999, we acquired Lamaze Publishing, Inc, the assets of which eventually formed Lamaze Publishing. Lamaze Publishing offers Lamaze-related products and services. Lamaze is a method of childbirth preparation based on the Lamaze philosophy of birth, which states that birth is “normal, natural and healthy” and “childbirth education empowers women to make informed choices in healthcare, to assume responsibility for their health and trust their inner wisdom.” Lamaze Publishing is the exclusive licensee of the LAMAZE® family of marks, owned by Lamaze International, Inc., for use in connection with consumer publications including print, audio, visual and other media. Our agreement with Lamaze Publishing grants these exclusive rights through July 2015 and we have an option to renew for an additional five years, unless either party provides the other with 12 months advance notice of termination.

Lamaze Publishing’s business strategy is to provide superior editorial products that target expectant and new parents who seek information related to pregnancy, the birth process and infant care that may not be readily available from busy healthcare professionals. Lamaze Publishing’s materials are distributed through its vast network of healthcare professionals and childbirth educators as an alternative source for such information. Lamaze Publishing gratuitously provides its materials, but offsets its expenses by selling print advertising and promotional messaging to advertisers targeting the young family market. Examples of Lamaze Publishing’s product offerings include:

•                  Lamaze Parents, a leading prenatal magazine used in childbirth education classes covering such relevant topics as prenatal nutrition, the role of the childbirth partner and the physical and emotional challenges of pregnancy, which had an annual circulation of approximately 2.7 million for 2005; and

•                  Lamaze para Padres, a leading Hispanic pre and post-natal magazine used in childbirth education classes and other healthcare facilities, which had an annual circulation of approximately 750,000 for 2005.

As a complement to the offline parenting media vehicles of IVPN, we offer the Pregnancy & Parenting area of iVillage.com, where new and expecting parents can connect, communicate and share in the joy of starting a family, with tools such as a baby name finder, pregnancy calendar, child development tracker and  information from certified healthcare experts.

IVIP

IVIP is the owner and operator of the Newborn Channel, the Newborn Channel-Spanish which is currently offered as an audio overlay to the Newborn Channel, and the Wellness Channel, all three of which we refer to as the Channels. The Newborn Channel is a 24 hours a day, 7 days a week, satellite television network offering exclusive programming to new mothers in their hospital rooms. In 2005, approximately 1,025 hospitals nationwide aired the Newborn Channel and, according to a study conducted in 2005 by NOP World/Roper ASW, the Newborn Channel is viewed by approximately 80% of all mothers giving birth in these hospitals, with an annual viewership of 3.3 million people. IVIP also transmits the Wellness Channel to hospitals offering general health and wellness-based programming covering topics such as patient’s rights, alternative pain cures and breast cancer awareness. As of December 31, 2005, the number of hospitals airing the Wellness Channel was nominal.

IVIP derives revenue from the sale of advertising messages and sponsorships on the Channels to third parties desiring to target pertinent markets. During 2003, IVIP began collecting a fee for receiving the Channels and, as of March 1, 2006, IVIP had converted approximately 70% of its viewing hospitals to an annual fee agreement. IVIP’s for-pay initiative was undertaken in anticipation of upgrades in the technology that delivers the Channels to the hospitals and may correlate with the expiration of existing non-paying agreements with the hospitals.

IVIP also owns and publishes BabySteps magazine, a leading source of post-natal information and the only magazine of its kind endorsed by the National Association of Pediatric Nurse Practitioners, or NAPNAP, a professional organization with over 7,000 members nationwide. BabySteps is often augmented with a promotional program that includes coupons, samples and literature of third-party advertisers that are bundled in a poly-bag with the magazine and distributed primarily to new parents at hospital bedside. BabySteps had an annual circulation of approximately 3.0 million for the year ended December 31, 2005.

Women.com

On June 21, 2001, we completed our acquisition of Women.com Networks, Inc., the operator of the Women.com Web site, our primary online competitor at the time of such acquisition. As part of our site redesign in 2005, the content and communities that comprised the Women.com Web site became part of the Beauty & Style, Love & Sex and Entertainment offerings on iVillage.com.

Public Affairs Group

On July 16, 2001, we acquired control of PAG, a privately held company, which is comprised of Business Women’s Network, Diversity Best Practices, and Best Practices in Corporate Communications. PAG offers several fee-based benefits and services to subscribing companies and members including:

Service	Description

Business Women’s Network	An information network of women providing resources, publications, and benchmarking services for businesses of all sizes and in all sectors.

Diversity Best Practices

A specialized service through which member companies and government entities share and exchange best practices around key diversity issues through conference calls, seminars, special reports and an online resource center.

Best Practices in Corporate Communications	A member-based business resource that facilitates efficient communication programs and the exchange of information,

provides conference calls, white papers and reports, seminars and an online resource center

Business Women’s Network Government	Assists government agencies in meeting the U.S. federal government’s 5% women and minority-owned small business procurement goal.

PAG produces several books and publications through its divisions, including, but not limited to:

•                  The BWN Directory of Business and Professional Women’s Organizations—lists over 5,000 organizations and Web sites;

•                  The BWN Calendar of Women’s Events; Best of the Best: Corporate Awards for Diversity and Women—reviews over 45 of the best lists in America for saluting corporations for their achievements related to diversity and women;

•                  Women and Diversity Enrollment Report—provides a guide to the enrollment statistics of U.S. undergraduate and graduate schools for women and minorities; and

•                  Women and Diversity WOW! Facts—includes an annual compendium of salient facts, figures and statistics on and about the women’s marketplace compiled from close to 10,000 research reports.

PAG also hosts several events including an annual Diversity and Women Leadership Summit and Gala which in 2005 was attended by over 1,600 participants from 55 major corporations and multiple continents to honor over a dozen advocates of diverse business cultures including senior executive officers of Fortune 500 companies, officials from government agencies and leaders in academia.

Promotions.com, Inc.

On May 24, 2002, we completed our acquisition of Promotions.com, Inc. Promotions.com, Inc. is comprised of two divisions: Promotions.com and Webstakes.com. The Promotions.com division provides custom solutions to create and manage promotions on a customer’s Web site. The Promotions.com division’s revenues are derived from providing services related to the creation, administration and implementation of online and offline promotions. Companies that utilized the Promotions.com division’s services in 2005 include such marketers as Kraft Foods North America, Inc., Nabisco Inc., Priceline.com Incorporated and Best Buy Company, Incorporated, and such marketing agencies as The Marketing Store Worldwide and Publicis Dialog. In 2003, we outsourced most of the operations of Promotions.com to an existing service provider.

The Webstakes.com division provides direct marketing services for third-party promoters and advertisers via the Internet and e-mail. Webstakes.com mailings are compliant with the requirements of the federal CAN-SPAM Act of 2003, or CAN-SPAM, and pertinent state legislation, which impose specific requirements in connection with the sending of commercial e-mail. As part of Webstakes.com’s standard agreement, third party advertisers are required to be CAN-SPAM compliant.

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

Substance.com

On November 3, 2003, we exercised our call option to purchase Unilever plc’s remaining ownership interest in Cooperative Beauty Ventures, L.L.C., or CBV, resulting in CBV becoming a wholly owned subsidiary of iVillage. The principal asset of CBV was Substance.com, a Web site that offered an array of personalized online services, beauty and personal care products and interactive product recommendations. As part of our site redesign in 2005, the content of Substance.com has become a part of our Beauty & Style offering of iVillage.com.

GardenWeb.com

On November 22, 2004, we acquired The Virtual Mirror, Inc. and its primary asset GardenWeb.com, a leading community of gardeners, offering content, web forums, community exchanges, and reference tools focused on horticulture. GardenWeb.com continues to operate as a stand alone Web site and augments the House & Home offering of iVillage.com.

Healthology

On January 7, 2005, we acquired Healthology, Inc., a leading producer of original, streaming video health programs and physician-authored articles. Healthology’s library consists of approximately 1,200 streaming videos and approximately 2,000 articles and transcripts on health-related topics. Prior to its release, all of Healthology’s content is peer-reviewed by physicians affiliated and unaffiliated with Healthology. Healthology often collaborates with medical societies and other medical professional organizations in its production of content, development of sponsorships and creation of continuing medical education programs. In addition to its use on Healthology.com, Healthology’s content is syndicated and appears on a distribution network of approximately 4,500 Web sites that includes prominent news media organizations, online consumer portals, health foundations and medical associations.

Healthology’s content can be condition specific or general in nature, and is targeted at consumers and healthcare professionals. Healthology’s offerings for consumers help them to become better informed about healthcare choices and assist them in playing an active role in managing their health. Healthology’s offerings for healthcare professionals enhance their clinical knowledge and their ability to communicate with patients regarding treatment options for specific health conditions. Healthology’s content augments several of the key areas of iVillage.com including the Health & Well-Being, Diet & Fitness and Pregnancy & Parenting sections.

Healthology offers clients three primary types of services: sponsorship and production, relationship management, and content licenses. Healthology charges sponsors for the creation, production and distribution of health-related content and streaming media. This content may be customized to a sponsor’s specific demographic or purpose, and can also include grants where Healthology is compensated for creating educational content, but in which Healthology does not relinquish any editorial control to the sponsor. Healthology also receives service fees for assisting clients with the development of relationships through personalized health-related electronic newsletters and turn-key Web site solutions. Finally, Healthology licenses, co-brands and re-brands its content for which it receives content-license fees and shares in the revenue derived from advertising appearing proximate to the content.

HealthCentersOnline, Inc.

On April 8, 2005, we acquired HealthCentersOnline, Inc., a provider of healthcare information on the Internet for patients and their families that assists them with understanding the complex nature of various conditions, diagnostic tests, treatment options and preventive care. HealthCentersOnline creates health content through a unique blend of original physician-edited articles, useful tools and high impact instructional animations and illustrations.

iVillage Limited

On April 29, 2005, iVillage, through its subsidiary iVillage Limited, acquired from iVillage UK Limited, a subsidiary of Tesco Stores Limited, certain assets relating to the iVillage.co.uk Web site, an online destination providing practical solutions on a range of topics and everyday support for women 18 years of age and over. Following the transaction, iVillage Limited became the sole operator of the iVillage.co.uk Web site which provides topical content generally similar to iVillage.com with a geocentric concentration on women of the United Kingdom and Ireland.

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

During 2005, iVillage Consulting provided services to Hearst, Wakefern Food Corporation, and Tesco plc. iVillage Consulting produces, maintains and hosts several online properties of Hearst. We receive a revenue share for each magazine sold through our network of Web sites and through the distribution of Hearst content to major portals.  Various areas within our network of Web sites link to the content of certain of the magazine sites. The following table describes the magazine sites that are integrated into the iVillage network of Web sites:

Magazine	Related Web Site Description

Cosmopolitan	Features fashion and relationship advice aimed at the “fun, fearless, female.”

Country Living	Provides lifestyle and home design ideas.

Good Housekeeping	Features topics relating to food and recipes, home, family and consumer reports.

House Beautiful	Features topics relating to designing, improving or remodeling one’s home.

Marie Claire	Features fashion and beauty trends.

Redbook	Focuses on family, health and marriage.

Town & Country	Focuses on living, arts, travel and weddings.

The services for the aforementioned magazines are provided by iVillage Consulting pursuant to the 2004 Web Site Services Agreement. We also provide production, maintenance and hosting services for Hearst’s corporate Web site, Hearst.com, and other Hearst properties including: Seventeen.com, CosmoGirl.com, Teenmag.com, HarpersBazaar.com, Esquire.com, GetReady4Prom.com and related merchandising sites. The services related to the Hearst teen and girl related Web sites are provided pursuant to the terms of our Web Site Services Agreement with Hearst entered into in December 2003, or the 2003 Web Site Services Agreement, which was subsequently amended in February 2006. For a further discussion of this amendment, please see “Item 13. Certain Relationships and Related Transactions – Hearst Communications, Inc.”  We collectively refer to the December 2003 Web Site Services Agreement, as amended, and the 2004 Web Site Services Agreement, as the Web Site Services Agreements.

We have also provided, from time to time, other production services outside the scope of the Web Site Services Agreements at negotiated rates.

iVillageSolutions

In July 2002, we announced our collaboration with Rutledge Hill Press to publish an iVillageSolutions branded book series. Our strategy in providing these books is to provide a logical offline extension of iVillage.com’s content. We receive a share of the royalties from the sale of the following books:

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

•                  6 Weeks to Losing It For Good—includes a six-week weight loss program for the common woman and an eating and exercise strategy tailored to a woman’s personality and lifestyle;

•                  The Frugal Woman’s Guide to a Rich Life—contains guidance and anecdotes of successful secrets that avoid wasting time, money and energy;

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

Employees

As of December 31, 2005, we employed 278 employees, of whom 106 were in sales and marketing, 86 were in editorial and community, 43 were in administration and customer service, and 43 were in technology, operations and support. Our current employees are not represented by a labor union and are not the subject of a collective bargaining agreement. We believe that relations with our employees are satisfactory.

Sales, Marketing and Public Relations

Sales

As of December 31, 2005, we had a direct sales organization consisting of 18 sales professionals. In addition to typical sales activities, our sales professionals regularly consult with agencies and advertisers on design and placement of Web-based advertising and provide clients with measurements and analyses of advertising effectiveness. Several of our subsidiaries also have their own dedicated sales team, including:

•                  eight professionals who concentrate primarily on advertising sales and annuals fees for IVPN’s Channels and print advertising;

•                  thirteen professionals involved in sales of the memberships, events and publications offered by PAG; and

•                  two professionals who sell Promotions.com’s direct marketing services.

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

To maximize distribution of IVPN publications and the Channels, and to gain the endorsement of the professional community for these products, IVPN gives particular attention to marketing efforts targeted to childbirth educators, maternity nurses and hospitals. A staff of three marketing professionals contacts hospitals for distribution of the Channels and work with the healthcare professional community to maintain distribution levels of IVPN’s publications and demonstrate how they can be used as teaching tools for expectant parents and new mothers. IVPN representatives maintain contact with the healthcare professional community through trade shows, professional conferences, consumer publication updates and personal sales calls.

Operating Infrastructure

iVillage Web Sites

Our Web site operating infrastructure must accommodate a high volume of traffic and deliver frequently updated information and consists of approximately 100 servers. Our servers run on the Sun Solaris, Linux and Microsoft Windows 2000 operating systems and use Apache, Microsoft Corporation’s IIS and Vignette Web server software. Our Web sites have in the past suffered outages or experienced slower response times because of hardware or software malfunctions. To date, this has not had a material effect on our business.

We maintain all of our production servers at the New Jersey Data Center of SAVVIS Communications Corporation, or SAAVIS, the California, Florida and Virginia facilities of Verio, Inc., or Verio, and the New York locations of Globix Corporation, or Globix, and Corsis Technologies Services, Inc., or Corsis. Our operations are dependent upon these companies’ ability to protect their respective systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins and other events. All of these companies provide comprehensive facilities management services, while either Corsis and/or our employees provide human and technical monitoring of all production servers 24 hours per day, seven days per week. Each facility is powered by multiple uninterruptible power supplies and backup generators. We cannot assure you that SAAVIS, Verio, Globix or Corsis will be able to provide sufficient services to us. If necessary, we believe we will be able to engage satisfactory alternative service providers on commercially reasonable terms.

In 2005, all of our production data and core software was routinely backed-up to removable media and stored off-site on a weekly or monthly basis. Additionally, our centralized registered member information and content database is removed and stored at a third party facility on a bi-monthly basis. We keep all of our production servers behind firewalls for security purposes and do not allow outside access except via secure channels. Strict password management and physical security measures are followed. Computer security vulnerability alerts are read, and, where appropriate, recommended action is taken to address any risks or susceptibilities.

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

Technology Services Provider

During 2005, we entered into several agreements with Corsis to further outsource our technological operations. Since our acquisition of Promotions.com in 2002, Corsis has supplied us with services that include support for the technological functions of several of our subsidiaries and divisions. Pursuant to these agreements, our relationship with Corsis has been expanded to provide for the further development of certain proprietary technologies and ongoing support, maintenance and enhancements to the majority of our Web sites and properties. We believe that by outsourcing these operations we have experienced an economic benefit due to, among other things, economies of scale. Our agreements with Corsis commence and expire based upon the terms of these agreements and the statements of work that supplement these agreements, unless they are earlier terminated by either party with prior notice.

Advertisement Serving Solutions

For many years we have used the services of DoubleClick, Inc., or DoubleClick, including DoubleClick’s scalable tools for targeting, serving and analyzing online campaigns, as well as assisting in the effective monetization of advertising inventory. In particular, we employ a product known as DART, which has become an online industry standard and is familiar to many of our advertisers and sponsors. Our services with DoubleClick are governed by a Master Services Agreement. In June 2004, we entered into an amendment to both our DART Services Attachment for Publishers Agreement that governs our DART services for standard media, and our DFP Motif Agreement that governs our DART services for rich media. Each of these agreements is now scheduled to expire in December 2007.

The Channels

We entered into an agreement with Ascent Media System and Technology Services, LLC, or Ascent, as of January 1, 2005, related to the technology that delivers our Channels to the rooms of subscribing hospitals. In the past IVIP’s broadcast of the Channels originated from a laser disc system that provided a constant uplink signal to a PanAmSat satellite which was redirected to a satellite dish at each hospital and distributed to a patient’s room for airing in real-time. In 2004, however, IVIP, through Ascent, began to install and convert existing hospital sites to a new technology that allows for customization of programming at each site, provides for multi-channel capabilities and eliminates the need for a constant satellite feed. With this technology, we can now update our programming and advertising to each individual hospital site on an as needed basis from Ascent’s facility via a satellite signal to an existing satellite dish at each hospital site. The updated content is then received and stored for airing at a specific time in the future. Ascent remains responsible for the installation and service of IVIP’s equipment located at each hospital and we maintain business interruption insurance to mitigate any significant damages related to interruptions in programming availability. As of December 31, 2005, IVIP had switched all pre-existing hospital sites to this new technology and approximately 70% of hospital sites have entered into license agreements. Our agreement with Ascent expires on December 31, 2011.

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

•                  competitor’s growth in traffic from these relationships could make their Web sites more attractive to advertisers; and

•                  our strategic partners may sever or elect not to renew their agreements with us.

Several major publishing companies produce products that are directly competitive with IVPN’s magazines. Time Inc., and Meredith Corporation all publish various pre- and post-natal publications. Disney Publishing and Children’s Television Workshop also publish general parenting magazines. All of these publishers have substantially greater marketing, research and financial resources than IVPN. IVPN competes by emphasizing the highly targeted nature of its audience, product quality and the fact that its publications are used as teaching tools by professionals, as well as the credibility and trust parents place in the LAMAZE® brand name.

While IVIP’s the Newborn Channel currently has no direct competitors, advertisers in this marketplace are heavy users of daytime network television and cable television networks targeted to young parents. The broadcasting companies that provide these opportunities have invested substantial amounts in programming, sales and marketing and are much better known to advertisers than IVPN and IVIP. To compete, IVIP must convince advertisers that advertising recall and effectiveness obtained in an educational or hospital setting is superior to that of traditional broadcasting.

The Wellness Channel currently contends with a few direct competitors, such as General Electric Company’s “The Patient Channel”, in addition to the competition experienced by the other channels. Although few in number, such direct competitors possess significant financial resources, have well-established brand names, and large existing customer bases when compared with IVIP. To compete, IVIP must up-sell the current subscribers to, and advertisers on, its other Channels and continue to offer superior programming to differentiate itself from its competitors.

The iVillage Health Network competes with both offline and online providers of healthcare information for user traffic and sponsorships from pharmaceutical, biotech, medical device and consumer products companies. Offline suppliers of healthcare information include network and cable television, print journals, conferences, continuing medical education programs and symposia. In addition, the iVillage Health Network competes online with thousands of healthcare-related Web sites, including WebMD Corporation. In addition, there are many companies that provide non-Internet based marketing and advertising services to the healthcare industry. These competitors include advertising agencies, consulting firms, marketing and communications companies and contract sales and marketing organizations. Some of these entities have well-established brand names, large existing customer bases and extensive marketing budgets. To compete, the iVillage Health Network must convince users and sponsors that the information it provides is superior to these alternative sources and utilize such content throughout the iVillage network of Web sites to increase visibility, use and brand recognition.

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

Long Lived Assets

We have long lived assets which include fixed assets, goodwill, intangible assets and prepaid rent. As of December 31, 2005, our remaining net fixed assets were approximately $12.3 million, net goodwill was approximately $43.0 million and net intangible assets were approximately $16.5 million.

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

Intellectual Property, Proprietary Rights and Domain Names

We regard our copyrights, service marks, trademarks, trade names, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success. We rely on trademark, copyright and patent law, trade secret protections of the countries in which we conduct business and confidentiality and/or license agreements with our employees, customers, independent contractors, affiliates and others to protect our proprietary rights.

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

As of December 31, 2005, we owned domestic and foreign trademark registrations or applications for registration of approximately 146 trademarks, 10 copyrights and 5 patents related to our business.

Available Information

We were incorporated in the state of Delaware on June 8, 1995. The Internet address of our corporate Web site is www.ivillage.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports available free of charge through the “investor info” section of this Web site. We also make available financial information, news releases and other information on this Web site. Our reports filed with, or furnished to, the Securities and Exchange Commission, or SEC, are also available at the SEC’s web site at www.sec.gov or at the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549. Information about the Public Reference Room is available at 1-800-SEC-0330.

Item 1A. Risk Factors.

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

Risks of our Business

Our business could be adversely impacted by our pending acquisition by NBC Universal.

Uncertainty about the effect of our pending acquisition by NBC Universal could adversely affect our business. This uncertainty could lead to a loss of customers and advertisers, a decline in revenue, an impairment in our ability to make necessary operational improvements in our business, an inability to retain or motivate current employees or attract new employees, and a deterioration in our results of operations. These adverse affects may be enhanced by the diversion of management time and attention toward completing the merger.

We have a limited history of profitability, and we may have further continuing losses from operations.

We achieved net income of approximately $9.5 million for the year ended December 31, 2005 and approximately $2.7 million for the year ended December 31, 2004. We incurred a net loss of approximately $27.1 million for the year ended December 31, 2003. As of December 31, 2005, we had an accumulated deficit of approximately $481.6 million.

Although we achieved net income on an annual basis for the years ended December 31, 2005 and December 31, 2004, we have a history of net losses and negative cash flows. We could incur net losses in the future and cannot assure you that we will be able to sustain or increase net income on a quarterly or annual basis. If our revenues grow slower than we anticipate, or if our operating expenses exceed expectations or cannot be adjusted accordingly, we could continue to suffer losses.

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
•

the timing of the creative services and/or distribution services performed on custom publications or magazines based upon customers’ advertising and marketing initiatives volatility in the media market

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

•	the competitiveness of the media, television and publishing industries	•	our ability to continue to commercialize and protect the Lamaze mark

•	our ability to sell advertising and sponsorships in IVPN’s magazines, and on the Channels and our Web sites	•	demand for our custom publications and controlled circulation magazines
•	our ability to identify and predict trends in a timely manner that may impact consumer tastes in baby- and health-related information on the Channels	•	our ability to identify and predict trends in a timely manner that may impact consumer tastes in baby- and health-related information on the Channels

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

Our five largest customers accounted for approximately 18% of total revenues for the year ended December 31, 2005, and approximately 27% of total revenues for each of the years ended December 31, 2004 and 2003. In 2005, no advertiser accounted for more than 10% of total revenues. In 2004, one advertiser, Hearst, a related party, accounted for approximately 10% of our total revenues. In 2003 Hearst, accounted for approximately 11% of total revenues. No other single customer accounted for more than 10% of our total revenues for each of the years ended December 31, 2004 and 2003. At December 31, 2005 and 2004, no single customer accounted for more than 10% of our total net accounts receivable.

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

Our 2004 Web Site Services Agreement governs our magazine content license and hosting relationship with Hearst and restricts our ability to enter into relationships with competitors of Hearst. These restrictions may prevent us from expanding our network and enhancing our content and the visibility of our brand, and may cause us to forego potential advertising revenues from competitors of Hearst. Specifically, this agreement provides that we may not, without Hearst’s consent:

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

Our business is inherently dependent upon high user traffic levels. The rates we charge to advertisers and sponsors and the number of products and services we sell are directly related to the number of users visiting our Web sites. User traffic from certain Web sites that are non-proprietary to iVillage is generally included in the reported information regarding our network of Web sites. These properties include the Hearst magazine Web sites and other parties who have agreed by contract to have traffic from their Web sites incorporated within our network. The number of users visiting our Web sites may decline. In addition, Hearst or other third parties may discontinue allowing us to include their Web sites as part of our network for traffic reporting purposes. Any decline in user traffic levels may cause our revenues to decrease and could have a material adverse affect on our business, financial condition and results of operations.

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

Increased competition could result in advertising and sponsorship price reductions, reduced margins or loss of market share, any of which could adversely affect our business, financial condition and results of operations. There are a large number of Web sites competing for the attention and spending of members, users and advertisers. Our Web sites compete for members, users and advertisers with the following types of companies:

•	Web search and retrieval and other online service companies, commonly referred to as portals, such as Time Warner’s AOL service, Microsoft Corporation’s MSN service and Yahoo! Inc.	•	publishers and distributors of traditional media, such as television, radio and print
•	cable networks targeting women, such as Oxygen Media, Inc., Women’s Entertainment Network and Lifetime Television	•	paid advertising providers serving advertisements that are contextually relevant to search queries and content keywords, such as Google, Inc., Yahoo! Inc., and Microsoft Corporation
•	online services or Web sites targeted at women, such as lifetimetv.com	•	e-commerce companies such as Amazon.com, Inc.

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

There are a number of risks in operating IVPN related to Lamaze Publishing, BabySteps magazine and the Channels, which are all primarily non-Internet businesses, including:

•	the competitiveness of the media, television and publishing industries	•	our ability to continue to commercialize and protect the Lamaze mark
•	our ability to sell advertising and sponsorships on IVPN’s magazines, videos, the Channels and our Web sites	•	demand for our custom publications and controlled circulation magazines
•	our ability to identify and predict trends in a timely manner that may impact consumer tastes in baby- and health-related information on the Channels	•	our ability to identify and predict trends in a timely manner that may impact consumer tastes in baby- and health-related information on the Channels

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

Certain factors beyond our control may affect the quarterly and annual revenues of the properties comprising the iVillage Health Network, which includes our recent acquisitions of Healthology and HealthCentersOnline.   The time between our initial contact with a potential advertiser or sponsor regarding a specific health-related program, the execution of a pertinent contract, and completion of the deliverables related to such program, may be lengthy and subject to delays we cannot control, including:

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

Changes in the financial accounting standards that require us to recognize employee stock options as a compensation expense will substantially and adversely affect our financial results.

The accounting rules related to the expensing of employee stock options will cause us to account for our business in ways that may adversely affect our financial results and investor perception of those results.  As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, currently we apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and related interpretations in accounting for our employee stock-based compensation. Under APB No. 25, no compensation expense is recognized for options granted to employees where the exercise price equals the market price of the underlying stock on the date of grant. On December 16, 2004, FASB issued SFAS 123(R) which, as amended, requires us to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options and restricted stock granted to employees, beginning in the first quarter of 2006. We estimate the expense for 2006 to be approximately $3.3 million exclusive of the charge related to the Chief Executive Officer’s performance units (see Item 11) which require the use of the lattice model to calculate. Management is currently in the process of performing such calculation. The estimated expense could change based upon the granting of additional awards, changes in forfeiture assumptions or due to changes in the value of certain awards that will be effected by the underlying stock price.

Risks Related to Our Industry

The operating performance of computer systems and Web servers is critical to our business and reputation.

Any system failure, including network, software or hardware failure, due to a computer virus or otherwise, that causes an interruption in our Internet offerings could result in reduced traffic on our Web sites and reduced revenues for our business. Substantially all of our communications hardware and some of our other computer hardware operations are located at SAAVIS’ facilities in New Jersey, Verio’s facilities in California and Florida, and Globix’s facilities in New York. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. We do not presently have any secondary “off-site” systems or a formal comprehensive disaster recovery plan.

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

Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise seriously harm our business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. There is a trend toward more burdensome regulations and stiffer penalties, all of which could negatively impact our business. There is also a trend toward giving consumers greater information and greater control over how their personally identifiable information is used, and requiring notification where unauthorized access to such data occurs.  Several recent data security breaches involving well-known companies have resulted in many states adopting notification statutes that can contain burdensome and even inconsistent requirements.

In addition, several jurisdictions, including foreign countries, have proposed and/or adopted privacy-related laws that restrict or prohibit unsolicited e-mail solicitations, commonly known as “spamming,” and that impose significant monetary and other penalties for violations. These laws may increase concern on the part of advertisers regarding advertising in our e-mail newsletters, and advertisers may seek to impose indemnity obligations on us in an attempt to mitigate any liability under these laws. Moreover, Internet service providers may increasingly block legitimate marketing e-mails in an effort to comply with these laws, in response to pressure from anti-spam advocacy groups or as a result of using overly aggressive e-mail filtering technologies.

One such law, the CAN-SPAM Act of 2003, or CAN-SPAM, became effective in the United States on January 1, 2004. CAN-SPAM imposes complex and often burdensome requirements in connection with the sending of commercial e-mail. The language of CAN-SPAM contains ambiguities, and courts to date have provided little if any guidance on interpreting CAN-SPAM. Depending on how it is interpreted, CAN-SPAM may impose burdens on our e-mail marketing practices, on joint marketing initiatives that we undertake with our business partners, and on features of our services. CAN-SPAM also limits our ability to launch innovative viral marketing campaigns designed to promote our business. In addition, many legislators have endorsed the concept of a “Do-Not-E-Mail Registry”; if such a registry were to be adopted, it could have a detrimental effect on our ability to continue our e-mail marketing practices as well as advertisers’ willingness to participate in e-mail marketing. Indeed, Michigan and Utah have recently implemented child protection registries that restrict companies from sending commercial e-mail messages to registered e-mail accounts than can be accessed by minors, where such e-mail messages promote products or services, such as alcohol or tobacco, that minors are prohibited by law from purchasing; such registries potentially impose burdens on our business.

Also regarding CAN-SPAM, the FTC has issued its final rule which took effect on March 28, 2005, establishing criteria for determining whether the primary purpose of an e-mail message is commercial for purposes of compliance with CAN-SPAM. In adopting the final rule, the FTC rejected pro-business interpretations of the “primary purpose” standard that had been proposed by marketing companies, and the final rule has imposed further burdens on our business.

Under CAN-SPAM, the Federal Communications Commission, or FCC, regulates commercial e-mail and certain text messages sent to wireless devices.  On August 4, 2004, the FCC issued an order prohibiting the sending of commercial messages to certain wireless devices without express prior authorization from the recipient.  This additional FCC regulation has increased the burdens on our e-mail marketing practices, on joint marketing initiatives that we undertake with our business partners, and on features of our services.

In addition to impacting our business through decreased collection and use of user data, the enactment of privacy and data security laws may increase our legal compliance costs. While we believe that we comply with currently applicable laws, as such laws proliferate there may be uncertainty regarding their application or interpretation, which increases our risk of non-compliance. Even if a claim of non-

compliance against us does not ultimately result in liability, investigating a claim may present a significant cost. Future legislation may also require changes in our data collection practices, which may be expensive to implement and may further increase the risk of non-compliance.

Data security laws are becoming more stringent in the United States and abroad. Third parties are engaging in increased cyber-attacks against companies doing business on the Internet, and individuals are increasingly subjected to identity and credit card theft on the Internet. Although we seek to use what we consider to be industry standard security measures, there is a risk that we may fail to prevent such activities and that users or others may assert claims against us. In addition, the FTC and state consumer protection authorities have brought a number of enforcement actions against U.S. companies for alleged deficiencies in those companies’ data security practices, and they may continue to bring such actions. Enforcement actions, which may or may not be based upon actual cyber attacks or other breaches in such companies’ data security, present an ongoing risk of liability to us, could result in a loss of users and could damage our reputation. Moreover, several of the new state notification laws require companies to notify not only consumers affected by a data security breach, but also government regulators, thereby increasing the risk of a costly and damaging enforcement actions.

We may face potential liability, loss of users and damage to our reputation for violation of privacy practices.

Our privacy policies generally prohibit the sale or disclosure to any third party of any member’s personal identifying information for marketing purposes, absent prior consent. Growing public concern about privacy and the collection, distribution and use of information about individuals may subject us to increased regulatory scrutiny and/or litigation. In the past, the FTC has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we are accused of violating the stated terms of any of our privacy policies, we may face a loss of users and damage to our reputation; we may be forced to expend significant amounts of financial and managerial resources to defend against these accusations; and we may face liability exposure.

In addition, the iVillage Health Network portion of our business involves marketing to consumers who have expressed an interest in receiving health-related information from us. This aspect of our business has grown with our acquisitions of Healthology and HealthCentersOnline, as both companies provide health-related content and marketing offers to consumers. Many jurisdictions, including the United States, have adopted complex and burdensome regulations in connection with marketing activities involving personally identifiable medical information; to the extent that such regulations may apply to us, they create additional business and liability risks, and greater legal compliance costs, for us.

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

In general, we ask our members and users to “opt-in” to receive special offers and other direct marketing opportunities from us, our advertisers and partners. Our network also requests and obtains personal data from users who register to become members of the network. Registration as a member is required in order for users to have full access to the services offered by our network. Personal data gathered from members is used to personalize or tailor content to them and is provided, on an aggregate basis, to advertisers to assist them in targeting their advertising campaigns to particular demographic groups. Current and prospective advertisers evaluate our ability to provide user data to support targeted advertising. Privacy concerns may ultimately cause users to resist providing personal data. If we become unable to collect personal data from a sufficient number of our users, we may lose significant advertising revenues.

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

We note that, on February 20, 2006, the Directive on the retention of communication data was adopted in the European Union (EU). The EU member states (such as the United Kingdom) have thirty-six months to ensure national laws comply with the Directive. The Directive will require all “providers of publicly available communication services” to store and retain communications data for law enforcement purposes for up to twenty-four months. The data covered by the Directive will include Internet access records, e-mail addresses, and, possibly, data relating to chat rooms. The data must be kept for a minimum of six months from the date of the communication and individual Member States can extend the retention period up to twenty-four months. If applicable to iVillage or iVillage Limited, this Directive may require significant expenditures in order to ensure compliance.

In addition, enforcement of legislation prohibiting unsolicited e-mail marketing in the EU without prior explicit consent is increasing in several European countries, including France, Germany, and Italy; such stepped-up enforcement activities could negatively affect our business in Europe, and create further costs for us.

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

Risks Related to Our Common Stock

Our stock price may decrease if the merger is not completed.

Our Merger Agreement with NBC Universal provides for a cash payment in the amount of $8.50 for each outstanding share of our common stock at the time of completion of the merger. Our stock price may fluctuate based upon investor perceptions regarding the likelihood of the ultimate completion of the merger. If the merger is not completed, our stock price may decline significantly or fluctuate in response to a number of events and factors, such as market expectations regarding strategic alternatives, in addition to the factors described elsewhere herein.

As of March 15, 2006, Hearst owned approximately 25% of our outstanding common stock and had three representatives on our board of directors. As a result, Hearst is able to significantly influence our corporate direction and policies.

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

As of March 15, 2006, Hearst owned approximately 25% of our outstanding common stock. Pursuant to an amended and restated stockholder agreement we entered into with Hearst on June 20, 2001, we appointed three Hearst representatives to our board of directors, with one Hearst designee appointed to each class of director. The amended and restated stockholder agreement provides that the number of Hearst representatives is subject to reduction if Hearst’s ownership of our common stock falls below certain threshold levels. There is also a Hearst representative on our nominating and compensation committees.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.           Properties.

We are headquartered in New York, New York , and currently lease 56,668 square feet at 500-512 Seventh Avenue. During 2005, we consolidated the offices of Healthology and IVPN into our headquarters. This lease for our headquarters, as amended, runs through April 2015.

We also lease a sales office in Chicago, Illinois. This lease expires on June 30, 2006.

Astrology.com leases 7,381 square feet of space in San Francisco, California. This lease expires on November 30, 2008.

PAG leases 6,794 square feet of space in Washington, D.C. This lease expires on December 4, 2006.

HealthCentersOnline leases approximately 4,281 square feet of space in Boca Raton, Florida. This lease expires on June 1, 2010.

iVillage Limited leases approximately 1,150 square feet of space in London, United Kingdom, on a month-to-month basis.

Item 3. Legal Proceedings.

In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2005 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition any monetary liability or financial impact to iVillage from these matters would not be material to iVillage’s results of operations and financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Issuer Purchases of Equity Securities Related Stockholder Matters

Market Information

During the fiscal years ended December 31, 2005 and 2004, our common stock traded on the The Nasdaq National Market. Our common stock trades under the symbol “IVIL”. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on The Nasdaq National Market:

	2005		2004
	High	Low	High	Low
First Quarter	$6.90	$5.13	$7.26	$3.23
Second Quarter	$7.25	$4.65	$9.24	$5.42
Third Quarter	$7.31	$4.95	$6.59	$4.20
Fourth Quarter	$8.70	$6.86	$6.70	$3.87

Holders

As of March 15, 2006, there were 844 holders of record of our outstanding common stock. This figure does not include the number of stockholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

Dividends

We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Pursuant to our Merger Agreement with NBC Universal, we may not pay dividends until the merger is completed or the Merger Agreement is terminated. Except for the foregoing, there are currently no restrictions on our ability to pay dividends in cash or stock.

Recent Sales of Unregistered Securities

On April 8, 2005, in connection with our acquisition of HealthCentersOnline, Inc. we issued an aggregate of 166,945 shares of our common stock to two former stockholders of HealthCentersOnline, Inc. In consideration of this issuance, we received shares of HealthCentersOnline, Inc. common stock which we valued at approximately $1.0 million in the aggregate. We relied on an exemption from registration pursuant to Rule 506 under Regulation D promulgated under the Securities Act, or Rule 506.

On January 7, 2005, in connection with our acquisition of Healthology, Inc., we issued an aggregate of 205,908 shares of common stock to two former stockholders of Healthology, Inc. In consideration of this issuance, we received shares of Healthology, Inc. common stock which we valued at approximately $1.2 million in the aggregate. We relied on an exemption from registration pursuant to Rule 506.

Item 6. Selected Financial Data.

Our selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements and other financial information included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from our audited consolidated financial statements included in this report. The consolidated balance sheet data as of December 31, 2003, 2002 and 2001 and the consolidated statements of operations data for the years ended December 31, 2002 and 2001 are derived from our audited consolidated financial statements that are not included in this report. The historical annual results presented here are not necessarily indicative of future results. We acquired an additional 30.1% interest in Cooperative Beauty Ventures, L.L.C. in March 2001 increasing our ownership to 80.1%, with the remaining 19.9% interest acquired in October 2003, Women.com Networks, Inc. in June 2001, a controlling interest in Public Affairs Group, Inc. in July 2001, an 82.3% interest in Promotions.com, Inc. in April 2002 with the remaining 17.7% interest acquired in May 2002, The Virtual

Mirror, Inc in November 2004, Healthology, Inc. in January 2005 and HealthCentersOnline, Inc. and certain assets relating to the iVillage.co.uk Web site from iVillage UK Limited in April 2005. The financial data reflect the results of operations of these subsidiaries since their dates of acquisition.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenues	$91,061	$66,903	$55,221	$59,423	$60,041
Operating Expenses:
Editorial, product development and technology	33,702	28,903	28,842	27,973	33,500
Sales and marketing	26,865	19,022	19,963	30,237	36,178
General and administrative	13,535	11,227	13,314	13,474	17,702
Lease restructuring charge and related impairment of fixed assets(1)	—	—	9,126	—	—
Depreciation and amortization(1)	8,906	6,011	8,595	11,900	23,529
Impairment of goodwill, intangible assets and fixed assets(1)	—	—	4,029	971	—
Total operating expenses	83,008	65,163	83,869	84,555	110,909
Income (loss) from operations	8,053	1,740	(28,648)	(25,132)	(50,868)
Interest income, net	1,561	642	218	485	2,285
Other income (expense), net	96	207	727	(34)	(43)
Gain on sale of joint venture interest and other assets	101	395	625	—	385
Minority interest	—	—	(51)	(74)	7
Write-down of investments	—	—	—	—	(104)
Loss from unconsolidated joint venture	—	—	—	—	(127)
Income tax expense	(355)	(307)	—	—	—
Income (loss) from continuing operations	$9,456	$2,677	$(27,129)	$(24,755)	$(48,465)
Basic income (loss) per share from continuing operations	$0.13	$0.04	$(0.49)	$(0.45)	$(1.13)
Diluted income (loss) per share from continuing operations	$0.12	$0.04	$(0.49)	$(0.45)	$(1.13)
Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	72,307	65,054	55,772	54,841	42,807
Weighted average shares of common stock outstanding used in computing diluted net income (loss) per share	76,587	69,853	55,772	54,841	42,807

(1)                                  Please see Note 3, Note 4, Note 5 and Note 12 of our Notes to Consolidated Financial Statements, included elsewhere in this report.

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$55,881	$83,046	$15,823	$21,386	$29,831
Working capital	66,357	84,422	13,080	18,403	30,966
Total assets	157,315	140,548	72,528	100,586	132,387
Long-term liabilities	1,196	1,339	1,483	3,926	4,273
Stockholders’ equity	140,083	126,819	56,947	82,200	108,757

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•                  “Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides detailed narrative regarding significant changes in our results of operations for 2005 compared to 2004, and 2004 compared to 2003.

•                  “Liquidity and Capital Resources” discusses our 2005 year-end liquidity, cash flows for the year ended December 31, 2005 compared to those for the year ended December 31, 2004, factors that may influence our future cash requirements and the status of certain contractual obligations as of December 31, 2005.

•                  “Recent Accounting Pronouncements” discusses the significance of various recent accounting pronouncements to our financial reporting.

•                  “Legal Proceedings” discusses the status of litigation relating to our initial public offering as well as that of Women.com.

Merger Agreement with NBC Universal

On March 3, 2006, we entered into a Merger Agreement with NBC Universal and a wholly owned subsidiary of NBC Universal. The Merger Agreement was approved by our board of directors. Subject to various customary conditions, including the obtaining of stockholder approval and expiration or termination of the waiting period required by applicable antitrust laws, we have agreed to merge with the NBC Universal subsidiary. After the merger, we will be a subsidiary of NBC Universal. In consideration, upon the effectiveness of the merger, each of our stockholders, other than those who elect to exercise dissenters’ rights, will receive in cash and without interest $8.50 for each share of our common stock they hold at that time. We currently expect the merger to be completed during our second quarter of 2006. See Note 16, Subsequent Events - Merger Agreement with NBC Universal, on pages
F-39-F-40 in our Notes to Consolidated Financial Statements, for a more complete description of the merger, the Merger Agreement and related agreements.

iVillage Background

iVillage is “the Internet for women” and consists of several online and offline media-based properties, including iVillage.com, Healthology, HealthCentersOnline, iVillage Limited, iVillage Consulting, GardenWeb.com, gURL.com, Promotions.com, Inc., Astrology.com, IVPN, and PAG. Following is a synopsis of certain of our operational activities, subsidiaries and divisions:

Subsidiary or Division	Operational Activity

iVillage.com	An online destination providing practical solutions on a range of topics and everyday support for women 18 years of age and over.

Healthology	Acquired on January 7, 2005, Healthology distributes physician-generated videos and articles providing health and medical information via the Healthology.com Web site, or

Heathology.com, and a syndication network, and provides Web site creation and development services to healthcare related organizations.

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

The discussion and analysis below indicates the results of operations of GardenWeb.com since November 22, 2004, Healthology since January 7, 2005, HealthCentersOnline since April 8, 2005, and certain assets relating to the iVillage.co.uk Web site since April 29, 2005.

Critical Accounting Policies

Revenue Recognition

iVillage.com

The discussion and analysis below related to iVillage.com also include information related to our Healthology, HealthCentersOnline, iVillage Limited, Promotions.com, Inc., Substance.com, Women.com and GardenWeb.com subsidiaries and gURL.com, iVillage Consulting and iVillageSolutions divisions.

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

Advertising revenues are derived principally from short-term advertising contracts in which we typically guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee or based on actual impressions delivered. Sponsorship and advertising revenues for fixed fee contracts that are both time and impression based are recognized ratably in the period in which the advertisement is displayed, provided that we have no continuing obligations and the collection of the receivable is reasonably assured, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the period of service. To the extent that minimum guaranteed impressions are not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Sponsorship and advertising revenues in which the customer specifies the timing of the delivery of impressions and payment is due upon delivery of impressions are recognized when the impressions are delivered and the collection of the receivable is reasonably assured. In certain instances the customer reports impression delivery to us. These impression reports are compared to our internal data for accuracy.

We also derive sponsorship and advertising revenues from sponsored links appearing on an iVillage Web page that is based upon relevant content or a World Wide Web search query result. These revenues are earned on a cost per thousand impressions and/or a percentage of the advertiser’s net revenue and are recognized upon notification from the search engine provider.

Revenues from Healthology are also included in sponsorship and advertising revenues. Healthology’s revenues are derived primarily from contracts in which Healthology creates, provides and distributes health related content and streaming media. We recognize revenue from Healthology’s contracts straight-line over the expected period we will provide services or upon completed contract when the content created is not owned or hosted by Healthology and when the collection of the receivable is reasonably assured. Changes to the expected services period could significantly impact the revenue recognized in a given quarter.

For contracts with multiple elements with standalone value, namely those that include delivered and undelivered products, we allocate revenue to each element based on evidence of its fair value under the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. Evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. We recognize revenue allocated to each element when the criteria for revenue set forth above are met.

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

Webstakes.com revenues are derived primarily from service contracts whereby Webstakes.com recognizes revenues based on either a “cost-per-click” or a “cost-per-action” pricing model. Webstakes.com recognizes revenue related to its cost-per-click pricing model when a user has been delivered to the customer’s Web site, the customer has reported such activity to us, and the collection of the corresponding receivable is reasonably assured. Revenue is recognized differently in a cost-per-action pricing model, which requires Webstakes.com to not only deliver the aforementioned user to a customer’s Web site, but also a specific user action such as purchasing a product or registering for more information as a member of the customer’s Web site in order for Webstakes.com to earn revenue. Webstakes.com recognizes revenue related to the cost-per-action pricing model when the specific action has been performed on its customer’s Web site, the customer has reported such activity to us, and the collection of the corresponding receivable is reasonably assured.

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

IVPN

IVPN’s revenues have been derived primarily from advertising placements in IVPN’s publications and broadcasts of the Newborn Channel and the Newborn Channel-Spanish (currently offered as an audio overlay to the Newborn Channel). In addition, sponsorship and advertising revenues are generated through a sampling and coupon program, which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant parents. Sponsorship and advertising revenues are recognized on a straight-line basis over the period of service, provided that IVPN has no continuing obligations and the collection of the receivable is reasonably assured.

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

Capitalized Production Costs

iVillage capitalizes certain costs related to the creation and production of content associated with revenue contracts for Healthology. iVillage expenses these costs generally over the expected period of benefit.

Fixed Assets and Intangibles

Depreciation of equipment, furniture and fixtures and computer software is provided for by the straight-line method over their estimated useful lives ranging from one to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions, and expenditures which extend the useful lives of existing assets, are capitalized, and repairs and maintenance costs are charged to operations as incurred. Amortization of intangible assets are over the expected life of the related asset and range from one to ten years. We have adopted Statement of Financial Accounting Standard, or SFAS, No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” or SFAS 144, regarding the recognition and measurement of the impairment of long-lived assets to be held and used.

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

Impairment Assessment

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

Income Taxes

We recognize deferred taxes by the asset and liability method of accounting for income taxes in accordance with the provisions of SFAS No.109, “Accounting for Income Taxes”. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

We have a full valuation allowance on our net deferred tax assets. If we continue to generate pre tax income in future periods, we will assess the need for a reversal of our valuation allowance. Any such reversal may be material in the period in which the reversal is recorded. The decision to reverse the valuation allowance will, among other things, consider our profitability in recent periods, as well as our future profitability and available tax planning strategies.

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

Results of Operations

In accordance with SFAS No.131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS 131, segment information is being reported consistent with our method of internal reporting. Operating segments, as defined by SFAS 131, are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We are organized primarily by subsidiaries and divisions. Our subsidiaries and divisions have no operating managers that report to the chief operating decision maker. The chief operating decision maker reviews information at a consolidated results of operations level, although the chief operating decision maker does review revenue results of subsidiaries and divisions. As a result, our discussion of revenue has been organized into separate subsidiaries and divisions, however, operating expenses and results of operations are discussed on a combined basis.

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

•                  the date of commencement of a sponsorship and advertising campaign; and

•                  the date of completion, and receipt of customer approval for the creative and/or distribution services of a custom publication, which is based upon a customer’s advertising and marketing initiatives.

Revenues

Beginning in the quarterly report for the three months ended March 31, 2004, we reclassified Promotions.com, Inc. revenues to add revenues from Promotions.com and Webstakes.com under iVillage.com. Consequently, the following discussion of our revenues may not correspond to similar discussions in prior annual reports. The following table sets forth revenues by property (dollars in thousands):

	Years Ended December 31,
	2005	(1)		2004	(1)	2003	(1)
iVillage.com(2)	$67,882	75%		$40,377	60%	$31,290	57%
Astrology.com	5,109	6%		3,461	5%	2,925	5%
IVPN	13,779	15%		18,662	28%	16,606	30%
PAG	4,291	5%		4,403	7%	4,400	8%
Total revenues	$91,061	100	%(3)	$66,903	100%	$55,221	100%

(1)                                  Percent of total revenues.

(2)                                  Included in iVillage.com revenues are iVillage.com, Healthology, HealthCentersOnline, iVillage Limited, Promotions.com, Inc., Substance.com, Women.com and GardenWeb.com properties and gURL.com, iVillage Consulting and iVillageSolutions divisions.

(3)                                  The aggregate of this column does not equal 100% due to rounding.

iVillage.com

	Years Ended December 31,
	2005	(1)	2004	(1)	2003	(1)
Sponsorship and advertising	$50,359	74%	$25,331	63%	$19,994	64%
Barter	5,537	8%	4,450	11%	3,737	12%
iVillage Consulting	5,031	7%	4,959	12%	3,206	10%
Promotions.com	5,175	8%	4,652	12%	3,546	11%
Online services/other	1,780	3%	985	2%	807	3%
	$67,882	100%	$40,377	100%	$31,290	100%

(1)                                  Percent of iVillage.com’s revenues.

Revenues from iVillage.com accounted for approximately 75% of total revenues in 2005, 60% of total revenues in 2004 and 57% of total revenues in 2003. Revenues from iVillage.com increased approximately $27.5 million, or 68%, for the year ended December 31, 2005, as compared to the year ended December 31, 2004, primarily due to an increase in sponsorship and advertising revenues, which include revenues from sponsored links and our recent acquisitions, of approximately $25.0 million, an increase in barter revenue of approximately $1.1 million, an increase in online services revenues of approximately $0.8 million, and an increase in Promotions.com, Inc. revenues of approximately $0.5 million. The increase in sponsorship and advertising revenues of approximately 99% was primarily due to the acquisition of Healthology which contributed approximately $9.9 million, HealthCentersOnline which contributed approximately $3.8 million and iVillage Limited which contributed approximately $2.7 million. iVillage.com also had an increased number of advertisers, coupled with higher pricing of contracts in 2005, as compared to 2004, generating incremental revenues of approximately $7.9 million and had increased search revenue of approximately $0.8 million. The increase in barter revenue for 2005 was used to provide some traction for the iVillage.com Web site relaunch which occurred in January 2005. The increase in online services revenues of approximately 81% for the year ended December 31, 2005, as compared to the corresponding period in 2004, was primarily due to the acquisition of HealthCentersOnline which offers subscription based and licensing services.

Revenues from iVillage.com increased approximately $9.1 million, or 29%, for the year ended December 31, 2004, as compared to the year ended December 31, 2003, primarily due to an increase in sponsorship and advertising revenues, which include revenues from sponsored links, of approximately $5.3 million, an increase in iVillage Consulting revenues of approximately $1.8 million, and an increase in Promotions.com revenues of approximately $1.1 million. The increase in sponsorship and advertising revenues was primarily due to an increase in the number of contracts and advertisers, coupled with higher pricing in 2004, as compared to 2003, generating incremental revenues of approximately $4.7 million. Revenues from sponsored links contributed approximately $0.9 million in revenues for the year ended December 31, 2004, as compared to approximately $0.3 million in 2003. The increase in iVillage Consulting revenues of approximately 55% for the year ended December 31, 2004, as compared to 2003, was primarily due to the three-year renewal of the 2004 Web Site Services Agreement to provide hosting and production services related to several of the Hearst magazine Web sites. The renewal provides for an increase in fees and lower royalty payments. In addition, iVillage Consulting fees increased due to the two-year 2003 Web Site Services Agreement with Hearst for providing production, maintenance and hosting services for three teen Web Sites.

Revenues from Promotions.com, Inc. increased $0.5 million, or 11%, for the year ended December 31, 2005, as compared to the corresponding period in 2004, primarily due to a larger number of promotional campaigns created and managed by the Promotions.com division in 2005, as compared to the corresponding period in 2004, generating incremental revenues of approximately $0.3 million. Revenues from Promotions.com, Inc. increased $1.1 million, or 31%, for the year ended December 31, 2004, as compared to the corresponding period in 2003, primarily due to a larger number of promotional campaigns created and managed by the Promotions.com division in 2004, as compared to the corresponding period in 2003, generating incremental revenues of approximately $1.6 million. The increase in revenues is offset by lower revenues of approximately $0.5 million for the year ended December 31, 2004, as compared to the corresponding period in 2003, from the Webstakes.com division due to the modification of its business model during 2003, in anticipation of the federal CAN-SPAM Act of 2003, as well as a deteriorating environment for e-mail direct marketers.

Astrology.com

	Years Ended December 31,
	2005	(1)	2004	(1)	2003	(1)
Online services	$3,066	60%	$2,971	86%	$2,744	94%
Other	2,043	40%	490	14%	181	6%
	$5,109	100%	$3,461	100%	$2,925	100%

(1)                                  Percent of Astrology.com’s revenues.

Revenues from Astrology.com accounted for approximately 6% of total revenues for the year ended December 31, 2005, and 5% of total revenues for both the years ended December 31, 2004 and 2003. Revenues from Astrology.com increased approximately $1.6 million, or 48%, for the year ended December 31, 2005, as compared to the corresponding period in 2004, primarily due to an increase in other revenues of approximately $1.6 million. Other revenues increased primarily due to an increase in revenue share payments received from third parties in connection with our distribution agreements.

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

IVPN

	Years Ended December 31,
	2005	(1)	2004	(1)	2003	(1)
Sponsorship and advertising	$11,525	84%	$11,361	61%	$12,248	74%
Custom publications	596	4%	5,851	31%	3,901	23%
Licensing fees	1,658	12%	1,450	8%	292	2%
Barter	—	—	—	—	165	1%
	$13,779	100%	$18,662	100%	$16,606	100%

(1)                                  Percent of IVPN’s revenues.

Revenues from IVPN accounted for approximately 15% of total revenues in 2005, 28% of total revenues in 2004 and 30% of total revenues in 2003. IVPN’s revenues decreased by approximately $4.9 million, or 26%, for the year ended December 31, 2005, as compared to 2004, primarily due to a decrease in revenue from custom publications of approximately $5.3 million. This decrease is offset by an increase in sponsorship and advertising revenues of approximately $0.2 million and an increase in revenues from hospital licensing fees of approximately $0.2 million. The decrease in revenues from custom publications was primarily due to Wal-Mart Stores, Inc. and its affiliates, or Wal-Mart, no longer utilizing IVPN to create and distribute custom publications which were used for baby promotions in its United States stores. Sponsorship and advertising revenues increased approximately $0.2 million primarily due to the commencement of custom programs which generated revenues of approximately $0.5 million. This amount was offset by a decrease in sponsorship and advertising revenues of approximately $0.4 million due to the discontinuance of a video offering in 2005.

IVPN’s revenues increased by approximately $2.1 million, or 12%, for the year ended December 31, 2004, as compared to 2003 primarily due to an increase in revenue from custom publications of approximately $2.0 million and an increase in revenue from hospital licensing fees of approximately $1.2 million, offset by a decrease in sponsorship and advertising revenues of approximately $0.9 million. Custom publications revenue increased approximately 50% year over year due to an increase in the number of publications created and distributed in 2004 as compared to 2003. There were five publications created and distributed in 2004 as compared to three publications in 2003. The decrease in sponsorship and advertising revenues of approximately 7% for the year ended December 31, 2004, as compared to the corresponding period in 2003, was primarily due to a decrease in advertising placements in IVPN’s publications and video, and a lower number of customers advertising on the Newborn Channel in 2004.

Licensing fees increased approximately $0.2 million, or 14%, for the year ended December 31, 2005, as compared to the corresponding period in 2004. Licensing fees also increased approximately $1.2 million, or 397%, for the year ended December 31, 2004, as compared to the corresponding period in 2003. This is primarily due to the commencement of a larger number of agreements in which hospitals pay an annual fee for the Newborn Channel. As of December 31, 2005, 712 hospitals have agreed to pay a fee for the Newborn Channel, as compared to 610 hospitals for the corresponding period in 2004 and 386 hospitals for the same period in 2003.

Revenues from IVPN may vary based upon the timing and volume of customers’ advertising and marketing initiatives. In 2004, Wal-Mart indicated to us that they would no longer be utilizing IVPN to create and distribute custom publications which were used for baby promotions in Wal-Mart’s United States stores. These publications accounted for approximately $4.8 million, or 26%, of IVPN’s total revenues for the year ended December 31, 2004, and approximately $3.9 million, or 23%, for the year ended December 31, 2003.

PAG

	Years Ended December 31,
	2005	(1)		2004	(1)	2003	(1)
Subscription-based programs	$2,049	48%		$1,824	41%	$1,705	39%
Events	1,830	43%		1,945	44%	2,082	47%
Consulting/other	367	9%		554	13%	527	12%
Barter	45	1%		80	2%	86	2%
	$4,291	100	%(2)	$4,403	100%	$4,400	100%

(1)                                  Percent of PAG’s revenues.

(2)                                  The aggregate of this column does not equal 100% due to rounding.

Revenues from PAG accounted for approximately 5% of total revenues in 2005, 7% of total revenues in 2004 and 8% of total revenues in 2003. PAG’s revenues remained relatively unchanged year over year for the years ended December 31, 2005, 2004 and 2003. Total revenues of PAG for the year ended December 31, 2005 decreased approximately $0.1 million, or 3%, as compared to the corresponding period in 2004, primarily due to a decrease in consulting/other revenues of approximately $0.2 million and a decrease in events revenue of approximately $0.1 million, offset by an increase in revenues from subscriptions of approximately $0.2 million. The increase in subscriptions revenue was primarily due to an increase in the number of participating members in subscription-based programs. Consulting/other revenues decreased approximately 34% primarily due to the non-renewal of contracts that expired in the later part of 2004 and the second quarter of 2005. Events revenue decreased approximately 6% primarily due to a small decrease in the number of sponsorships associated with our annual Diversity and Women Leadership Summit and Gala.

PAG’s revenues remained relatively unchanged year over year for the years ended December 31, 2004 and 2003. The decrease in revenues from events of approximately $0.1 million, or 7%, was primarily due to lower revenues earned on an annual event in October 2004, which we believe was caused by the then impending election .

Customer Concentration

Our five largest customers accounted for approximately 18% of total revenues for the year ended December 31, 2005, and approximately 27% of total revenues for each of the years ended December 31, 2004 and 2003. In 2005, no one advertiser accounted for more than 10% of total revenues. In 2004, one advertiser, Hearst, a related party, accounted for approximately 10% of our total revenues. In 2003, one advertiser, Hearst, accounted for approximately 11% of total revenues. No other single customer accounted for more than 10% of our total revenues for each of the years ended December 31, 2004 and 2003. At December 31, 2005 and 2004, no single customer accounted for more than 10% of our total net accounts receivable.

The significance of revenues from any of our customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives. We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. For example, during 2004 Wal-Mart indicated to us that they would no longer be utilizing IVPN to create and distribute custom publications used for baby promotions in Wal-Mart’s United States stores. Although Wal-Mart has never accounted for more than 10% of our total revenues on an annual basis, they have accounted for more than 10% of our total revenues on a quarterly basis.

The loss of even a small number of our largest customers at any one time may adversely affect our business, financial condition and results of operations, unless we are able to enter into contracts to replace lost revenue.

Operating Expenses

The following table sets forth our operating expenses by type (dollars in thousands):

	Years Ended December 31,
	2005	(1)	2004	(1)	2003	(1)
Editorial, product development and technology	$33,702	37%	$28,903	43%	$28,842	52%
Sales and marketing	26,865	30%	19,022	28%	19,963	36%
General and administrative	13,535	15%	11,227	17%	13,314	24%
Lease restructuring charge and impairment of fixed assets	—	0%	—	0%	9,126	17%
Depreciation and amortization	8,906	10%	6,011	9%	8,595	16%
Impairment of goodwill, intangibles assets, and fixed assets	—	0%	—	0%	4,029	7%
Total operating expenses	$83,008	91%	$65,163	97%	$83,869	152%

(1)                                  Percent of total revenues.

Total operating expenses for the year ended December 31, 2005, as compared to the corresponding period in 2004, increased approximately $17.8 million, or 27%, of which approximately $15.8 million of direct costs were associated with the acquisitions of GardenWeb.com on November 22, 2004, Healthology on January 7, 2005, HealthCentersOnline on April 8, 2005, and the assets of iVillage UK Limited on April 29, 2005, collectively, the Acquisitions. We expect to stabilize and/or decrease operating expenses through synergies achieved with our Acquisitions, as well as the outsourcing of certain of our information technology services functions.

Total operating expenses for the year ended December 31, 2004, as compared to the corresponding period in 2003, declined primarily as a result of cost reductions, reduced depreciation and amortization and non-cash charges incurred in 2003 but not in 2004.

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

Years Ended December 31, 2005 and 2004

Editorial, product development and technology expenses for the year ended December 31, 2005 were approximately $33.7 million, or 37% of total revenues. Editorial, product development and technology expenses were approximately $28.9 million, or 43% of total revenues, for the corresponding period in 2004. The increase in editorial, product development and technology expenses of approximately $4.8 million, or 17%, for 2005 as compared to 2004, was primarily due to the following increases: payroll, severance and related benefits of approximately $2.4 million primarily due to the Acquisitions, consultant expenses of approximately $1.6 million, licensing/ad serving fees of approximately $0.8 million, facility costs resulting in increased facilities allocation of approximately $0.3 million, expenses for IVPN’s non-custom publication products of approximately $0.3 million, an approximate $0.3 million related to more robust video offerings on the Web site, as well as other editorial, product development and technology expenses incurred in the normal course of business of approximately $0.7 million by the Acquisitions. These amounts were primarily offset by a decrease in costs of approximately $2.3 million associated with one custom publication created and distributed in 2005, as compared to four custom publications created and distributed in 2004 due to Wal-Mart no longer utilizing IVPN for custom publications in its United States stores. Payroll, severance and related benefits increased approximately $2.8 million from the Acquisitions, which is offset by approximately $0.5 million due to the outsourcing of the information technology services functions to Corsis. Consultant expenses increased due to non-capitalizable costs associated with the iVillage Web site redesign, outside contract costs incurred for the outsourcing of the information technology services functions to Corsis, as well as from the Acquisitions, offset by a decrease in consultant expenses associated with our Promotions.com division due to a renegotiation of a vendor contract. Licensing/ad serving fees increased due to higher sponsorship and advertising revenue in 2005 coupled with a one-time benefit of approximately $0.3 million realized in the second quarter of 2004 stemming from the renegotiation of a vendor contract with substantial changes in the terms and conditions of the original contract. Facility costs increased due to the increase in headcount resulting from the Acquisitions, as well as the relocation of Healthology and IVPN to the New York office. Expenses from IVPN’s non-custom publication products increased primarily due to higher printing and circulation costs. Editorial, product development and technology expenses decreased as a percentage of total revenues for the year ended December 31, 2005, as compared to the corresponding period in 2004, primarily due to a larger percent growth in revenue as compared to editorial, product development and technology expenses.

Years Ended December 31, 2004 and 2003

Editorial, product development and technology expenses for the year ended December 31, 2004 were approximately $28.9 million, or 43% of total revenues. Editorial, product development and technology expenses were approximately $28.8 million, or 52% of total revenues, for the corresponding period in 2003. The increase in such expenses for 2004 compared to 2003 was primarily due to an increase in consultant expenses of approximately $1.6 million primarily from an increase in the number of promotional campaigns created and managed by our Promotions.com division, as well as increased costs of approximately $0.8 million associated with two additional custom publications created and distributed in 2004 as compared with 2003. These amounts were primarily offset by a decrease in payroll, severance and related expenses of approximately $0.9 million, a decrease in licensing fees of approximately $0.3 million, and a decrease in facility costs resulting in a decreased facilities allocation of approximately $1.0 million. The decrease in payroll, severance and related expenses was primarily due to the capitalization of salaries associated with the redesign of our Web site in accordance with EITF 00-2 of approximately $0.7 million. Licensing fees decreased due to the renegotiation of a vendor contract in the second quarter of 2004 which had substantial changes in the terms and conditions from the original contract, and provided a one-time benefit of approximately $0.3 million, as well as reduces future obligations. Facility costs decreased in 2004, as compared to 2003, primarily due to a lease amendment and a lower bonus accrual. In the third quarter of 2003, we entered into a lease amendment with the landlord of our New York leased space whereby we received a reduction in leased space as well as a reduction in our rent per square foot. As a result, total costs for the New York leased facility for the year ended December 31, 2004 decreased approximately $0.7 million, as compared to the year ended December 31, 2003. We allocate our bonus accrual to our various departments through the facilities reallocation. At December 31, 2004, no bonus accrual was established, which compares to a bonus accrual of $0.9 million at December 31, 2003. Editorial, product development and technology expenses decreased as a percentage of total revenues for the year ended December 31, 2004, when compared to the same period in 2003, primarily as a result of the increase in total revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of the following:

•                  payroll, commissions, severance and related expenses for sales and marketing personnel;

•                  advertising and marketing-related expenses; and

•                  an allocation of facility expenses, which is based on the number of personnel in sales and marketing roles.

Years Ended December 31, 2005 and 2004

Sales and marketing expenses for the year ended December 31, 2005 were approximately $26.9 million, or 30% of total revenues. Sales and marketing expenses were approximately $19.0 million, or 28% of total revenues, for 2004. The increase for 2005 compared to 2004 of approximately $7.8 million, or 41%, was primarily due to an increase in advertising, marketing and barter expenses of approximately $3.4 million which were used to provide some traction for the iVillage Web site relaunch which occurred in January 2005 and keyword search buys incurred by the Acquisitions, as well as iVillage.com, an increase in payroll, commissions, severance and related expenses of approximately $2.8 million primarily as a result of the Acquisitions and higher revenues, as well as other sales and marketing expenses incurred in the normal course of business of approximately $1.1 million as a result of the Acquisitions. Sales and marketing expenses increased as a percentage of total revenues for the year ended December 31, 2005, as compared to the same period in 2004, due to a larger percent growth in sales and marketing expenses, stemming primarily from the Acquisitions, as compared to total revenues.

Years Ended December 31, 2004 and 2003

Sales and marketing expenses for the year ended December 31, 2004 were approximately $19.0 million, or 28% of total revenues. Sales and marketing expenses were approximately $20.0 million, or 36% of total revenues, for 2003. The decrease for 2004 compared to 2003 of approximately $0.9 million, or 5%, was primarily due to a decrease in market research costs of approximately $0.4 million, a decrease in public relations costs of approximately $0.2 million, as well as lower facility costs, resulting in a decreased facilities allocation of approximately $0.6 million. Market research costs decreased for the year ended December 31, 2004, as compared to the corresponding period in 2003, primarily due to a research study conducted by a third party vendor in 2003, with no comparable research study performed in 2004. These amounts were primarily offset by an increase in media and advertising expenses of approximately $0.3 million due to an increase in our usage of barter advertising as a means of marketing our business. Sales and marketing expenses decreased as a percentage of total revenues for the year ended December 31, 2004, as compared to the same period in 2003, due to a decrease in sales and marketing expenses as a result of our overall effort to manage costs, coupled with an increase in revenues.

Included in sales and marketing expenses are barter transactions, which amounted to approximately 20% of total sales and marketing costs in 2005, 23% in 2004, and 21% in 2003.

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

Years Ended December 31, 2005 and 2004

General and administrative expenses for the year ended December 31, 2005 were approximately $13.5 million, or 15% of total revenues. General and administrative expenses were approximately $11.2 million, or 17% of total revenues, for 2004. The increase between 2005 compared to 2004 of approximately $2.3 million, or 21%, was primarily due to the following increases: payroll, severance and related expenses of approximately $1.4 million primarily as a result of the Acquisitions, professional fees of approximately $0.3 million, bad debt expense of approximately $0.3 million, rent expense of approximately $0.2 million primarily as a result of the Acquisitions, and other general and administrative expenses of approximately $0.4 million from the Acquisitions. These amounts were primarily offset by a decrease in insurance expenses of approximately $0.5 million due to better pricing. Professional fees increased due to litigation expenses associated with various legal proceedings and legal fees associated with the sale of iVillage Inc. General and administrative expenses decreased as a percentage of total revenues for the year ended December 31, 2005, when compared to the corresponding period in 2004, primarily due to a larger growth in revenue as compared to general and administrative expenses.

Years Ended December 31, 2004 and 2003

General and administrative expenses for the year ended December 31, 2004 were approximately $11.2 million, or 17% of total revenues. General and administrative expenses were approximately $13.3 million, or 24% of total revenues, for 2003. The decrease between 2004 compared to 2003 of approximately $2.1 million, or 16%, was primarily due to a decrease in payroll, severance and related expenses of approximately $1.9 million, decreased bad debt expenses of approximately $0.3 million, decreased insurance costs of approximately $0.5 million, as well as lower facility costs, resulting in a decrease in facilities allocation of approximately $0.4 million. These amounts were primarily offset by an increase in professional fees of approximately $1.1 million for the year ended December 31, 2004, as compared to the corresponding period in 2003. Payroll, severance and related expenses decreased for the year ended December 31, 2004, as compared to the corresponding period in 2003, primarily due to the departure of some management personnel in the third quarter of 2003 that were not replaced. Professional fees increased approximately 80% to $2.5 million from $1.4 million in 2004 primarily due to costs of compliance with the Sarbanes-Oxley Act of 2002 and the settlement of the Euregio.net litigation. General and administrative expenses decreased as a percentage of total revenues for the year ended December 31, 2004, when compared to the corresponding period in 2003, primarily as a result of a decrease in payroll, severance and related expenses, coupled with an increase in revenues.

In the ordinary course of business, we utilize estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the year ended December 31, 2005, we reversed approximately $0.6 million of previous years’ accruals included in operating expenses, due to changes in estimates on services previously provided for and due to the reversal of a vacation accrual since earned vacation days are no longer eligible for carryforward to the following calendar year. For the year ended December 31, 2004, iVillage reversed approximately $0.4 million of previous years’ accruals included in operating expenses, due to changes in estimates and the renegotiation of a vendor contract in the second quarter of 2004 which had substantial changes in the terms and conditions from the original contract and provided for a one-time benefit of approximately $0.3 million. For the corresponding period in 2003, iVillage reversed, in total, approximately $0.7 million of accruals included in operating expenses due to changes in estimates on services previously provided for. These amounts were offset by additional accruals for various operating expenses.

Lease Restructuring Charge and Impairment of Fixed Assets

In the second quarter of 2003, we abandoned a significant portion of our leased real estate that houses our New York headquarters. As a result, we incurred a lease restructuring charge of approximately $0.6 million. In addition, we wrote off fixed assets of approximately $5.2 million that were impaired with the abandonment of the leased space and reduced the liability for deferred rent associated with the abandoned leased space by approximately $1.8 million.

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

There are no comparable amounts for the years ended December 31, 2005 and 2004.

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2005 were approximately $8.9 million, or 10% of total revenues. For 2004, depreciation and amortization expenses were approximately $6.0 million, or 9% of total revenues. The increase in depreciation and amortization for 2005 compared to 2004 was primarily due to increased depreciation and amortization costs of approximately $4.0 million stemming from the acquisitions of Healthology, Inc., The Virtual Mirror, Inc., HealthCentersOnline, Inc. and the assets of iVillage UK Limited offset by decreased amortization from intangibles acquired in the Women.com acquisition which were fully amortized in June 2004 and the Promotions.com, Inc acquisition which were fully amortized in April 2005.

Depreciation and amortization expenses for the year ended December 31, 2003 were approximately $8.6 million, or 16% of total revenues. The decrease in depreciation and amortization expenses for 2004 as compared to 2003 was primarily due to the impairment of intangible assets and fixed assets in the second and third quarters of 2003 associated with the restructuring of our headquarters’ lease, the restructuring of the business operations of the Promotions.com division, and changing the Webstakes.com business model, each of which reduced the cost basis on which depreciation and amortization is calculated. In addition, depreciation and amortization expenses decreased in 2004 as a result of certain assets being fully depreciated or amortized in 2003, as well as the intangible assets acquired in the Women.com acquisition being fully amortized in June 2004.

Impairment of Goodwill, Intangible Assets and Fixed Assets

No impairment of goodwill, intangible assets and fixed assets was recorded for the years ended December 31, 2005 and 2004. Impairment of goodwill, intangible assets and fixed assets for the year ended December 31, 2003 was approximately $4.0 million, or 7%, of total revenues. The $4.0 million impairment recorded for the year ended December 31, 2003 was attributable to the restructuring of the business operations of the Promotions.com business unit and changing the Webstakes.com business model in the second quarter of 2003.

Interest Income, Net

Interest income, net includes primarily interest income from our cash balances and interest earned on stockholders’ notes receivable. Interest income, net was approximately $1.6 million, or 2% of total revenues, for the year ended December 31, 2005, approximately $0.6 million, or 1% of total revenues, for the year ended December 31, 2004, and approximately $0.2 million, or less than 1% of total revenues, for the year ended December 31, 2003. Interest income increased year over year primarily due to larger average cash balances maintained in each year stemming from the public offering completed in July 2004 coupled with higher prevailing interest rates.

Other Income, Net

Other income, net was approximately $0.1 million for the year ended December 31, 2005, and approximately $0.2 million for the year ended December 31, 2004. Both amounts represent less than 1% of total revenues. Other income, net was approximately $0.7 million, or 1% of total revenues for the year ended December 31, 2003. In 2005, other income, net primarily includes moneys received from various legal settlements and a reversal of a previously established purchase accrual for Promotions.com, Inc. In 2004, other income, net primarily includes moneys received from a legal settlement, distribution in a bankruptcy claim acquired in the acquisition of Promotions.com and from a reversal of a previously established purchase accrual relating to a bankruptcy claim acquired in the acquisition of Women.com. In 2003, other income, net primarily includes a negotiated settlement concerning disputed amounts between us and the owners of a prior business acquisition of $0.5 million.

Gain on Sale of Joint Venture Interest and Other Assets

Gain on sale of joint venture interest and other assets was approximately $0.1 million, or less than 1% of total revenues, for the year ended December 31, 2005. Gain on sale of joint venture interest and other assets was approximately $0.4 million for the year ended December 31, 2004, and approximately $0.6 million for the year ended December 31, 2003. Both amounts represent approximately 1% of total revenues. Gain on sale of joint venture interest resulted from the restructuring of our Tesco relationship in March 2003, under which a division of Tesco purchased our entire ownership interest in iVillage UK Limited. The gain on sale also related to amounts we received pursuant to the license agreement entered into with the Tesco division contemporaneously with such restructuring.

On April 29, 2005, iVillage, through our subsidiary iVillage Limited, acquired from iVillage UK Limited, a subsidiary of Tesco, the iVillage.co.uk Web site and certain related assets. In connection with the acquisition, iVillage UK Limited and iVillage terminated a license agreement pursuant to which we previously licensed content and certain other intellectual property to iVillage UK Limited. As a result, the approximate $0.1 million we received on a quarterly basis for licensing fees ceased on April 29, 2005. We do not expect this to have a material affect on our results of operations.

Income Tax Expense

Income tax expense was approximately $0.4 million for the year ended December 31, 2005, and approximately $0.3 million for the year ended December 31, 2004. Both amounts represent less than 1% of total revenues. There was no comparable amount for the year ended December 31, 2003. For the year ended December 31, 2005, income tax expense relates to an alternative minimum tax for federal tax purposes, taxes due on our UK entity and state taxes owed by one of our operating subsidiaries. The subsidiary files these returns on a stand alone basis, and as such can not utilize our consolidated net operating loss carryforwards. For the year ended December 31, 2004, income tax expense relates to state taxes owed by one of our operating subsidiaries.

iVillage has undergone several ownership changes as defined by Section 382 of the Internal Revenue Code. As of December 31, 2005, we have net operating loss carryforwards for federal income tax purposes of approximately $244.3 million, of which approximately $182.1 million are subject to an annual limitation of approximately $2.0 million and approximately $62.2 million have no annual limitation. The net operating loss carryforwards begin to expire in 2010, and we estimate approximately $150.2 million will expire unutilized. Future changes in our ownership may result in annual limitations on the amount of carryforwards which we can realize in future periods. The net deferred tax asset has been fully reserved due to the uncertainty of our ability to realize this asset in the future. To the extent that deferred tax assets created as a result of our acquisitions reverse in future periods, the benefit of the reversal will be recorded as goodwill. In addition, to the extent that deferred tax assets, created as a result of excess stock compensation deduction, reverse in future periods, the benefit of this reversal will be recorded as additional paid in capital.

The difference between our U.S. federal statutory rate of 34%, as well as our state and local rate, net of our federal benefit of 7%, when compared to our actual effective tax rate of 3.6%, is principally attributed to a partial reversal of the valuation allowance related to our deferred tax assets. We have a full valuation allowance on our net deferred tax assets. If we continue to generate pre tax income in future periods, a partial or full reversal of the valuation allowance against the deferred tax assets may be required, and such reversal may be material in the period in which the reversal is recorded. The decision to reverse the valuation allowance will, among other things, consider our profitability in recent periods, as well as our future profitability and available tax planning strategies.

Discontinued Operations

During 2005, approximately $25,000 was reversed from a previously established reserve, due to a change in estimate, and is included in the consolidated statements of operations as a gain on discontinued operations.

During 2004, approximately $0.1 million was reversed from a previously established reserve, due to a change in estimate, and is included in the consolidated statements of operations as a gain on discontinued operations.

Net Income (Loss)

We recorded net income of approximately $9.5 million, or $0.12 per diluted share, for the year ended December 31, 2005 and approximately $2.7 million, or $0.04 per diluted share, for the year ended December 31, 2004. We recorded a net loss of approximately $27.1 million, or $0.49 per diluted share, for the year ended December 31, 2003. Net income for the year ended December 31, 2005 increased approximately $6.7 million, or 245%, as compared to the corresponding period in 2004, primarily due to the effect of the Acquisitions, as well as an increase in iVillage.com’s sponsorship and advertising revenues, Astrology.com’s and Promotion.com’s revenues and by decreased amortization from intangibles acquired in the Women.com acquisition which were fully amortized in June 2004 and the Promotions.com, Inc. acquisition which were fully amortized in April 2005. This was partially offset by an increase in our marketing spend in 2005 which was used in part to provide some traction for the iVillage Web site relaunch which occurred in January 2005, coupled with the loss of Wal-Mart as a customer of custom publications in 2004.

We achieved net income for the year ended December 31, 2004, compared to a net loss in 2003, primarily due to the following:

•                  In 2004: higher revenues of approximately $11.7 million; and lower operating expenses, excluding the 2003 events listed below, of approximately $5.6 million.

•                  In 2003: lease restructuring charges and related impairment of fixed assets associated with our New York office leased space of approximately $9.1 million; and the restructuring of our Promotions.com business resulting in an impairment of goodwill, intangible assets and fixed assets of approximately $4.0 million.

Recent Events

Hearst Communications, Inc.

In February 2006, we amended our 2003 Web Site Services Agreement with Hearst for services related to the three teen magazine Web sites.  The amendment is effective as of December 20, 2005 and, among other things, (i) extends the term of the agreement to December 31, 2006, which may be further extended at Hearst’s option to June 30, 2007 upon certain conditions, (ii) provides for a termination right for convenience upon 120 days notice by either party and a termination right upon a “change in control” of iVillage (as such term is defined in the Agreement) upon 10 days notice by Hearst, (iii) adds another Hearst website to which iVillage shall provide services, and (iv) increases the maintenance fees due to iVillage for providing the contemplated services. Pursuant to this agreement, Hearst will pay approximately $0.9 million for services rendered through December 31, 2006.

Corsis Technology Services, Inc.

On March 2, 2006, we entered into an amendment to its Information Technology and Services Agreement with Corsis to outsource certain of Healthology’s information technology services functions. Under this agreement, we will pay Corsis an additional $0.1 million per quarter from March 2, 2006 through December 31, 2007.

Merger Agreement with NBC Universal

On March 3, 2006, we entered into the Merger Agreement with NBC Universal and a wholly owned subsidiary of NBC Universal. The Merger Agreement was approved by our board of directors. Subject to various customary conditions, including the obtaining of stockholder approval and expiration or termination of the waiting period required by applicable antitrust laws, we have agreed to merge with the NBC Universal subsidiary. After the merger, we will be a subsidiary of NBC Universal. In consideration, upon the effectiveness of the merger, each of our stockholders, other than those who elect to exercise dissenters’ rights, will receive in cash and without interest $8.50 for each share of our common stock they hold at that time. Each outstanding option to purchase iVillage common stock that is unexercised immediately prior to the effective time of the merger will become fully vested as of the effective time of the merger and will be cancelled in consideration for a cash payment equal to the product of (1) the excess, if any, of $8.50 over the applicable option exercise price and (2) the number of shares of iVillage common stock subject to such option. The Merger Agreement contains certain termination rights for both iVillage and NBC Universal, and further provides that, upon termination of the Merger Agreement under specified circumstances, iVillage may be required to pay NBC Universal a termination fee of $23.5 million. While the Merger Agreement prohibits us from soliciting competing acquisition proposals, we may accept a superior proposal prior to approval of the Merger Agreement by our stockholders, subject to compliance with the terms of the Merger Agreement and payment of this termination fee. We currently expect the merger to be completed during our second quarter of 2006.

We have incurred and will continue to incur professional fees and other expenses, including fees and expenses of our external legal counsel, independent auditors and financial advisors related to the negotiation of the Merger Agreement with NBC Universal and the completion of the merger, substantially all of which will be accrued or paid during the first two quarters of 2006. In addition, we expect to engage a proxy solicitation firm and will incur printing and mailing expenses for the preparation of a proxy statement and related proxy materials in connection with a special meeting of stockholders to be held for the purpose of approving the merger.

Pursuant to a voting agreement that Hearst entered into with NBC Universal at the time that we entered into the Merger Agreement with NBC Universal, Hearst agreed to waive its rights to terminate the 2004 Web site Services Agreement between iVillage and Hearst as a result of completion of the merger. Hearst and NBC Universal also agreed that this agreement would automatically terminate six months following completion of the merger.

Liquidity and Capital Resources

As of December 31, 2005, we had approximately $55.9 million in cash and cash equivalents. Cash equivalents include money market accounts. We maintain our cash and cash equivalents in highly rated financial institutions and at times these balances exceed insurable amounts.

Years Ended December 31, 2005 and 2004

Net cash provided by operating activities decreased by approximately $0.9 million to $3.4 million for the year ended December 31, 2005, from approximately $4.4 million for the year ended 2004. The overall decrease in net cash provided by operating activities for the year ended December 31, 2005 compared to the comparable period in 2004 was primarily from:

•                  an increase in accounts receivable of approximately $6.1 million primarily from an increase in sponsorship and advertising revenue on iVillage.com with a high percentage of the growth occurring in the fourth quarter, coupled with the Acquisitions;

•                  an increase in restricted cash and other assets of approximately $1.2 million primarily due to the Acquisitions, higher prepaid expenses on behalf of our IVPN  publications and money owed by Corsis to Promotions.com, Inc., in relation to an amended services agreement.

•                  a decrease in accounts payable and accrued expenses in 2005 of approximately $1.3 million primarily from the payment of liabilities acquired in connection with the Acquisitions; and

•                  a decrease in deferred revenue in 2005 of approximately $2.9 million primarily due to the recognition of deferred revenues acquired with the Healthology acquisition,

offset by:

•                  an improvement in the results of operations, as adjusted by non-cash items, of approximately $10.4 million.

Net cash used in investing activities increased to approximately $31.8 million for the year ended December 31, 2005, from approximately $4.3 million for the year ended 2004. The overall increase in net cash used in investing activities for 2005 compared to 2004 was primarily due to increased merger and acquisition activity of $23.1 million, increased fixed asset purchases as compared to 2004 of approximately $2.2 million and the purchase of proprietary software products, related technology and the intellectual rights from Corsis of $2.0 million. Capital expenditures for fixed assets were primarily for hospital video equipment, computer hardware and software purchases, leasehold improvements as well as the capitalization of certain Web site development costs.

Net cash provided by financing activities totaled approximately $1.3 million for the year ended December 31, 2005, compared to approximately $67.2 million for the year ended December 31, 2004. The overall decrease in cash provided by financing activities for 2005 compared to 2004 was due to the securities offering completed in July 2004 of approximately $69.4 million, net of offering costs of approximately $4.7 million, a decrease in proceeds from the exercise of stock options and warrants of approximately $1.1 million and a decrease in proceeds from principal payments on stockholders’ note receivable of approximately $0.2 million. As of December 31, 2004, iVillage no longer had an outstanding stockholders’ note receivable.

Years Ended December 31, 2004 and 2003

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

Factors that could affect our business, financial condition and results of operations include the loss of any of our major customers or a significant downturn in the advertising market or economy, in general. Additional factors that could have an adverse affect are described below under “Risks” as well as elsewhere in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of December 31, 2005, IVPN converted all of its pre-existing hospitals from a 24 hours per day, 7 days per week satellite broadcast to a new system that eliminates the need for a constant satellite feed. This new technology only requires a limited amount of satellite time each month resulting in reduced operating costs beginning in the second half of 2005. IVPN estimates that it cost approximately $3.5 million to $4.0 million to convert to the new technology. To offset the costs of conversion and to provide a new revenue stream, IVPN initiated the collection of an annual fee from hospitals to receive programming broadcast by IVPN. These fees result from agreements between IVPN and the hospitals that generally have a length of three to five years. As of December 31, 2005, approximately 70% of participating hospitals have agreed to pay this fee. However, we can make no assurance that all of the hospitals will agree to pay a fee. The total value of signed contracts at December 31, 2005 is in excess of $10.5 million, which will be recognized as revenue over the next several years.

In December 2003, we signed the 2003 Web Site Services Agreement in which Hearst will pay approximately $1.8 million for production, maintenance and hosting services for three teen Web sites: Seventeen.com, CosmoGirl.com and Teen.com. This agreement was amended in February 2006 (see Recent Events). As of December 31, 2005, we have received approximately $1.7 million and earned approximately $1.8 million in connection with the 2003 Web Site Services Agreement.

In July 2004, we entered into the three-year 2004 Web Site Services Agreement with Hearst that superseded and replaced the amended and restated magazine content license and hosting agreement we assumed as part of our acquisition of Women.com. Pursuant to the 2004 Web Site Services Agreement:

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

As of December 31, 2005, we have received $6.1 million and earned approximately $6.2 million in connection with this agreement.

In January, 2005, we acquired all of the outstanding equity of Healthology, a privately held company, which is a producer and distributor of physician-generated videos and articles providing health and medical information on the internet. The aggregate purchase price, inclusive of closing costs, was approximately $17.5 million, consisting of approximately $15.9 million in cash and 205,908 shares of iVillage’s common stock.

In April, 2005, we acquired all of the outstanding equity of HealthCentersOnline, Inc., a privately held company, that is an online destination for physician-edited information on health conditions, treatments and preventative care for patients.  The aggregate purchase price was approximately $12.2 million, inclusive of closing costs, consisting of approximately $11.2 million in cash and $1.0 million in equity consideration, representing 166,945 shares of iVillage’s common stock.

In April, 2005, we, through our subsidiary, iVillage Limited, acquired from iVillage UK Limited, a subsidiary of Tesco, the iVillage.co.uk Web site and certain assets related to Web site. The purchase price was approximately $0.6 million, inclusive of closing costs, consisting solely of cash and was structured as an asset purchase. In connection with the acquisition, we terminated a license agreement with iVillage UK Limited pursuant to which we previously licensed content and certain other intellectual property to iVillage UK Limited.

In July 2005, we purchased certain proprietary software products and related technology, and the intellectual rights from Corsis to further expand our Promotions.com operations for $1.0 million.  In addition, Corsis was hired to further enhance and develop the software for an additional $1.0 million, which was completed in August 2005.

In September 2005, we outsourced certain of our information technology services functions to Corsis.  The agreement expires in August 2010 and we can extended it for up to five successive one year periods.  Under this agreement, we will pay Corsis approximately $3.3 million in year one, approximately $2.8 million in year two and $2.5 million a year for years three through five. In December 2005, we expanded the scope of outsourced information technology services functions to Corsis to encompass the oversight of the technical functions at three of our subsidiaries. In consideration, we will pay Corsis an additional approximate $0.3 million per quarter from January 1, 2006 through December 31, 2007. Thereafter,  Corsis will receive an additional approximate $0.2 million per quarter through the end of the contract.

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

The following is a schedule of future minimum non-cancelable contractual obligations and the affect such obligations are expected to have on our liquidity and cash flows in future periods as of December 31, 2005 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Non-cancelable operating leases	$17,086	$2,485	$4,398	$3,961	$6,242
Purchase obligations (1)	8,604	3,079	3,176	1,576	773
Total contractual obligations	$25,690	$5,564	$7,574	$5,537	$7,015

(1)                                  Purchase obligations also include the minimum payment required for material cancelable contracts of the Company, such as our information technology services contract with Corsis.

Capital expenditures, which includes fixed assets acquired in the Acquisitions, were approximately $6.6 million for the year ended December 31, 2005 and were primarily for hospital video equipment, computer hardware and software purchases, leasehold improvements as well as the capitalization of certain Web site development costs. Our capital requirements depend on numerous factors, including:

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded as of December 31, 2005. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

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

iVillage will adopt FAS 123(R) using the modified prospective method on January 1, 2006. iVillage is currently evaluating option valuation methodologies and assumptions in light of FAS 123(R), and the methodologies and assumptions iVillage ultimately use to adopt FAS 123(R) may be different than those currently applied. We estimate the expense for 2006 to be approximately $3.3 million exclusive of the charge related to the Chief Executive Officer’s performance units (see Item 11) which require the use of the period ending underlying stock price and the lattice model to calculate. Currently, such an amount has not been determined. The estimated expense could change based upon the granting of additional awards, changes in forfeiture assumptions or due to changes in the value of certain awards that will be effected by the underlying stock price.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”, or SFAS 153. SFAS 153 eliminates an exception for nonmonetary exchanges of similar productive assets under APB Opinion No. 29, and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after September 15, 2005. The adoption of SFAS 153 did not have a material impact on our financial statements.

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

On August 16, 2005, a complaint was filed in the United States District Court for the Northern District of California against us and our subsidiary, Knowledgeweb, Inc, or Knowledgweb, on behalf of Kelli and David Fox. Mr. and Mrs. Fox are the founders of Astrology.com, an online astrological information services Web site that we acquired in 1999, and are parties to several agreements with us related to such acquisition. Mr. and Mrs. Fox were also our employees until 2003. The complaint set forth ten causes of action for (1) breach of contract; (2) trademark infringement under the Lanham Act; (3) common law trademark infringement; (4) federal dilution; (5) California state law dilution; (6) federal false advertising; (7) California false advertising; (8) cybersquatting; (9) violation of the right of publicity; and (10) California state unfair competition. The complaint sought a permanent injunction, enjoining us and our subsidiary from infringing the KELLI FOX mark, among other things; assignment of the KELLI FOX trademark registrations; cancellation of the kellifox.com domain name; an order declaring the Marketing Agreement void; compensatory, treble and punitive damages; and attorneys’ fees.

We responded to the complaint on October 4, 2005 and made a motion to dismiss the claims for failure to state a claim upon which relief could be granted and for lack of subject matter jurisdiction.  On November 23, 2005, the Court entered an order granting our motion and dismissing the complaint in its entirety for failure to state a federal claim for lack of subject matter jurisdiction. The Court did not address the merits of the Foxs’ California law claims.

On December 1, 2005, the Foxs filed an action against us and Knowledgeweb in the Superior Court of the State of California asserting claims for breach of contract, violation of the right of publicity, state law false advertising and unfair competition under California state law. On January 19, 2006, we filed a demurrer to the complaint, seeking dismissal of all claims. As a companion motion, we also filed a Motion to Strike various allegations in the complaint that had been improperly asserted.  Arguments were heard on these motions on March 8, 2006. The Court granted the motion with leave to amend, but otherwise denied our motions. An amended complaint is due to be filed 10 days after the Court enters its order on the motion. Document requests and interrogatories directed to us and Knowledgeweb, dated March 8, 2006, have been served by the Foxs. Our response is due on April 11, 2006.

On January 19, 2006, we commenced a lawsuit in the Supreme Court of the State of New York, New York County, by filing an action against the Foxs asserting a cause of action for breach of contract. The Foxs moved to dismiss the Complaint by motion dated February 17, 2006. We opposed that motion on March 2, 2006. The motion was submitted to the Court on March 9, 2006. No date for oral argument has been set.

We intend to defend and pursue the aforementioned matters vigorously and at this point in time it is not possible to determine the ultimate disposition of this matter.

 We received a letter, dated December 16, 2005, from Acacia Technologies Group, a division of Acacia Research Corporation (“Acacia”) which identified three United States patents related to pop-up and pop-under advertising which Acacia and its subsidiary/affiliate InternetAd Systems, LLC, allege we have infringed. The letter also contemplates the entry into a license agreement for the use of such patented technology. We are presently reviewing the validity of these allegations with the assistance of our outside legal advisors and are considering engaging with Acacia in preliminary discussions related to a license agreement should we deem it to be necessary.

At this point in time, it is not possible to quantify the ultimate impact of the aforementioned allegations on us.

We are not currently subject to any other material legal proceedings.  We may from time to time, however, become a party to various legal proceedings arising in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2005 and 2004, our financial instruments included cash and cash equivalents. Cash equivalents include interest bearing accounts. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our interest bearing accounts. We do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. While we maintain our cash and cash equivalents in highly rated financial institutions, at times these balances exceed insurable amounts.

Our consolidated financial statements are denominated in U.S. dollars. For the year ended December 31, 2005, we derived 3% of our revenues from operations outside of the United States. There are no comparable amounts for the year ended December 31, 2004. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiary. This subsidiary incurs most of its expenses in the local currency. Accordingly, our foreign subsidiary uses the local currency as its functional currency. We are also exposed to foreign exchange rate fluctuations with respect to the British Pound as the financial results of the foreign subsidiary are translated into U.S. dollars for consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact net income (loss) and operating performance. Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar-denominated results. However, we will from time to time reconsider the issue of whether a foreign currency-hedging program would be beneficial to our operations.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are included in this Form 10-K beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Other than the ongoing integration of the financial systems and key controls of our HealthCentersOnline and iVillage Limited subsidiaries into our New York headquarters, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We expect the remaining financial systems and key controls of our HealthCentersOnline and iVillage Limited subsidiary to be fully integrated by March 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in this Form 10-K on page F-2.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Executive Officer Information

The following table sets forth our executive officers, their ages and the positions held by them with us as of March 15, 2006.

Name	Age	Position
Douglas W. McCormick	56	Chief Executive Officer and Chairman of the Board
Steven A. Elkes	44	Chief Financial Officer and Executive Vice President, Operations and Business Affairs
Jane Tollinger	63	Executive Vice President, Operations and Strategy
Richard J. Kolberg	34	Senior Vice President & Chief Accounting Officer
Richard Caccappolo	40	Senior Vice President, iVillage Consulting
Kellie Gould	36	Senior Vice President and Editor-in-Chief
Peter R. Naylor	40	Senior Vice President, Sales
Barry S. Kresch	52	Senior Vice President, Research
Steven Haimowitz	42	President—Healthology, Inc.

Douglas W. McCormick, age 56, has been a director of iVillage since February 1999 and Chairman of the Board since April 2001. From April 2000 through July 2000, he served as our President and has been our Chief Executive Officer since July 2000. From 1998 to April 2000, Mr. McCormick was President of McCormick Media, a media consulting firm. From 1993 to 1998, Mr. McCormick was President and Chief Executive Officer of Lifetime Television Network, a joint venture of The Hearst Corporation and The Walt Disney Company. Mr. McCormick held various other positions at Lifetime from 1984 to 1993 in the sales, marketing and research areas. Mr. McCormick also serves on the boards of directors and compensation committee of Waterfront Media Inc. (formerly known as Agora Media Inc.) .. Mr. McCormick received an M.B.A. from the Columbia University School of Business and a B.A. from the University of Dayton.

Steven A. Elkes, age 44, has been our Chief Financial Officer since June 2004 and continues to be our Executive Vice President, Operations and Business Affairs, a position he has held since July 2000, and Secretary, a position he has held since October 1999. From April 1999 to July 2000, Mr. Elkes was our Senior Vice President, Business Affairs. From August 1996 to April 1999, Mr. Elkes held various management positions with us, including Vice President, Business Affairs. From August 1993 to August 1996, Mr. Elkes was Vice President Credit/Structured Finance at CNA Insurance Company. From August 1991 to August 1993, Mr. Elkes served as Assistant Vice President at CNA Insurance Company. Mr. Elkes received an M.B.A. from Baruch College and a B.A. from Grinnell College.

Jane Tollinger, age 63, has been our Executive Vice President, Operations and Strategy since August 2003. From September 2000 to August 2003, Ms. Tollinger was our Senior Vice President, Operations & Business Affairs. From June 2000 to September 2000, Ms. Tollinger served as our Vice President, Business Affairs. From June 1999 to June 2000, Ms. Tollinger served on several advisory boards. From September 1993 through June 1999, Ms. Tollinger served as Executive Vice President of Lifetime Television Network. Prior to September 1993, Ms. Tollinger held various management positions at Lifetime Television Network. Prior to joining Lifetime Television Network, Ms. Tollinger was an attorney with Columbia Pictures and an associate with the Coudert Brothers law firm. Ms. Tollinger received a J.D. from Columbia Law School, an M.A. from Harvard University and a B.A. from Beloit College.

Richard J. Kolberg, age 34, has been our Senior Vice President, Chief Accounting Officer and Controller since June 2004. From September 2003 until June 2004, Mr. Kolberg was our Vice President, Chief Accounting Officer and Controller. From September 2000 until September 2003, Mr. Kolberg was our Vice President and Controller. From August 1999 to September 2000, Mr. Kolberg was our Director and Assistant Controller. From October 1996 to August 1999 was employed by Goldstein Golub Kessler LLP as an Audit Manager. Mr. Kolberg is a Certified Public Accountant and received his B.S. from State University of New York, Albany.

Richard Caccappolo, age 40, has been our Senior Vice President, iVillage Consulting since November 2001. From September 2000 until November 2001, Mr. Caccappolo was our Chief Technology Officer and Senior Vice President of Product Development. From March 1999 to September 2000, Mr. Caccappolo served as our Chief Technology Officer. From January 1998 to March 1999, Mr. Caccappolo served as the Chief Information Officer of Kodak Polychrome Graphics, a

supplier of products and services to graphics arts industries. From October 1994 to December 1997, Mr. Caccappolo served as Sun Chemicals’ Director, Information Systems—Europe. Mr. Caccappolo received his M.B.A. from New York University, Leonard N. Stern School of Business and his B.S. from Cornell University.

Kellie Gould, age 36, has been our Senior Vice President and Editor-in-Chief since July 2003. From October 2001 to July 2003, Ms. Gould was our Senior Vice President, Programming. Ms. Gould has also held the following positions with us: Vice President, Programming from August 1999 to October 2001, Editorial Director from October 1998 to August 1999, Managing Editor—Parent Soup from December 1997 to October 1998, and Associate Producer—Parent Soup from December 1996 to December 1997. Ms. Gould serves on the Board of Directors of Childbirth Connection (formerly known as The Maternity Center Association), a not-for-profit organization that promotes safe, effective, and satisfying maternity care through research, education, and advocacy. Prior to joining us, Ms. Gould was a Features Associate at Vogue Magazine and a reporter for AdWeek Magazines. Ms. Gould received a B.A. from the University of Wisconsin-Madison.

Peter R. Naylor, age 40, has been our Senior Vice President, Sales since January 2004. From January 2003 to December 2003, Mr. Naylor was the our Vice President & General Manager, Sales. From April 2002 until December 2002, Mr. Naylor was our Vice President, Sales. Prior to joining us in April 2002, he served as Vice President of Sales, Eastern Region/National Agency Relations, for Terra Lycos, an Internet portal. From 1996 to 1999, he served as Eastern Sales Director for Wired Digital Interactive, an online commercial publisher. Mr. Naylor has also held advertising sales positions with Vanity Fair and Spin magazines. Mr. Naylor is a member of the Board of Directors of the Interactive Advertising Bureau, an association dedicated to helping online, interactive broadcasting, e-mail, wireless and Interactive television media companies increase their revenues, 212, Inc., a networking forum for ad agencies and publishers located in the New York City area, and Goodwill of New York City. Mr. Naylor received a B.A. from Denison University.

Barry S. Kresch, age 52, has been our Senior Vice President, Research since June 2003. From August 2002 to June 2003, Mr. Kresch was our Vice President, Research. Prior to August 2002, Mr. Kresch was a consultant to us, as well to other media companies. From September 1993 to June 1999, Mr. Kresch was the Senior Vice President of Research and Marketing Services for Lifetime Television. From September 1984 to September 1993, Mr. Kresch held other management positions at Lifetime. Prior to joining Lifetime Mr. Kresch was a Research Manager for Nielsen Media Research. Mr. Kresch received an M.B.A. from Fairleigh Dickinson University and a B.A. from Dickinson College.

Steven Haimowitz, age 42, has been our President—Healthology, Inc. since January 2005. Prior to our acquisition of Healthology, Inc., Dr. Haimowitz was the President, Chief Executive Officer and Co-Founder of Healthology, Inc. since July 1998. Dr. Haimowitz received his M.D. from the Downstate Medical Center of the State University of New York and his B.A. from Brooklyn College of the City University of New York.

Director Information

The following provides information about each nominee and continuing director, including data on their business backgrounds and the names of public companies and other selected entities for which they also serve as directors. The information concerning the directors and their security holdings has been furnished to us by each director. Our Board if Directors is divided into three classes, designated Class I, Class II and Class III, the terms of which expire successively over a three-year period. One class of directors is elected at each annual meeting of the stockholders.

Pursuant to our amended and restated stockholder agreement with Hearst, or the Hearst Stockholder Agreement, we are required to appoint three representatives of Hearst to our Board of Directors, and one representative to our nominating and governance committee and another representative to our compensation committee. Accordingly, Messrs. Bronfin and Sikes and Ms. Black were appointed to our Board of Directors and Mr. Sikes was appointed to our compensation committee and Mr. Bronfin was appointed to our nominating and governance committee. For a further discussion of the terms of the Hearst Stockholder Agreement, please see “Item 13. Certain Relationships and Related Transactions—Hearst Communications, Inc.” below.

Class I Directors

Kenneth A. Bronfin, age 46, has been a director of iVillage since May 2002. Mr. Bronfin is President of Hearst Interactive Media, a unit of The Hearst Corporation, a diversified communications company specializing in print media, television and Internet businesses. Mr. Bronfin has been with The Hearst Corporation since 1996. Prior to joining The Hearst Corporation, Mr. Bronfin was with the National Broadcasting Company, Inc., or NBC, as a founder of the Interactive Media Group as well as General Manager of NBC’s digital television group and Vice President of NBC Cable and Business Development. Mr. Bronfin was also Director of Business Development for NBC Technology and was Director of NBC’s

Broadcast Engineering Group. Mr. Bronfin serves as a director of Circle Company Associates and E Ink Corporation. Mr. Bronfin also serves as a member of the Audit Committees of Circle Company Associates and E Ink Corporation, and the compensation and audit committees of E Ink Corporation. Mr. Bronfin received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.S. from the University of Virginia.

John T. (Jack) Healy, age 66, has been a director of iVillage since November 2000. Since January 1997, Mr. Healy has been a Principal of H.A.M. Media Group, LLC, an international investment and advisory firm specializing in the entertainment and communications industries. From July 1996 to July 1998, Mr. Healy served as a consultant to The Walt Disney Company and ABC International Television. From August 1970 to July 1996, Mr. Healy held various positions, most recently as President, ABC International Operations and Executive Vice President, ABC Cable & International, at Capital Cities/ABC Inc. Mr. Healy also serves as a director of StoryFirst Communications, Inc. Mr. Healy received a Masters of Economics and a B.A. from Brooklyn College.

Lennert J. Leader, age 50, has been a director of iVillage since July 1998. Since January 2005, Mr. Leader has served as President of Leader Development Group, LLC, a land acquisition and real estate development firm. Mr. Leader served as a consultant to Time Warner Inc., or Time Warner, from June 2004 to December 2004 and was the President of the Venture Group of AOL Time Warner Investments, the investment unit of an Internet-powered media and communications company, since the merger of America Online, Inc., or AOL, and Time Warner in January 2001. Prior to the merger, Mr. Leader served as President of AOL Investments, a division of AOL, beginning in February 1998. Mr. Leader served as Senior Vice President, Chief Financial Officer and Treasurer of AOL from September 1989 until July 1998. Prior to joining AOL, Mr. Leader was Vice President-Finance of LEGENT Corporation, a computer software and services company, from March 1989 to September 1989, and Chief Financial Officer of Morino, Inc., a computer software and services company, from 1986 to March 1989 and Director of Finance from 1984 to 1986. Prior to joining Morino, Inc. in 1984, he was an audit manager at Price Waterhouse. Mr. Leader received a B.S. in Accounting from the University of Baltimore.

Class II Directors

Cathleen P. Black, age 61, has been a director of iVillage since June 2001. Since January 1996, Ms.  Black has served as the President, Hearst Magazines, a division of The Hearst Corporation, a diversified communications company specializing in print media, television and Internet businesses. Ms.  Black is also a Senior Vice President of The Hearst Corporation. From 1991 to December 1995, Ms.  Black served as the President and Chief Executive Officer of the Newspaper Association of America. From 1983 to 1991, Ms.  Black was the President and Publisher of USA Today. Ms.  Black also serves as a director of The Coca-Cola Company, International Business Machines Corporation and The Hearst Corporation. Ms. Black also serves as a member of the Compensation Committee of the Coca-Cola Company and the Directors and Corporate Governance Committee of International Business Machines Corporation. Ms.  Black received a B.A. from Trinity College.

Edward D. Horowitz, age 58, has been a director of iVillage since April 2003. Since May 2005, Mr. Horowitz has served as the President and Chief Executive Officer of SES Americom, a market-leading satellite operator, or SES, and a member of the executive committee of its parent company, SES Global (Euronext Paris, Luxembourg Stock Exchange: SESG). Prior to SES, Mr. Horowitz founded EdsLink LLC a venture fund providing strategic financial, operations, and technology consulting services. From 1997 through 2001 Mr. Horowitz served at Citigroup, a provider of banking, insurance and investment services, as an Executive Vice President and as Founder and Chairman of the e-Citi business unit of Citigroup. Mr. Horowitz also serves as a director of American Reprographics Company, a business-to-business document management services company, and is a member of the company’s audit and compensation committees. Mr. Horowitz is also a member of the Board of the New York Hall of Science.  Mr. Horowitz received a B.S. in Physics from the City College of New York and an M.B.A. from the Columbia University School of Business.

Douglas W. McCormick, please see disclosure under “Item 10. Directors and Officers of the Registrant - Executive Officer Information”

Class III Directors

Ajit M. Dalvi, age 64, has been a director of iVillage since September 2004.  Mr. Dalvi was appointed to our Board of Directors in September 2004, after a review of his credentials by our Board of Directors and at the recommendation of our CEO.  Since June 1999, Mr. Dalvi has worked as an independent business consultant and as a senior advisor to several corporations in the cable television and broadband industries.  In 2002, Mr. Dalvi performed consulting services for iVillage for which he received a grant of options (valued at the time of grant at less than $60,000).  From February 1982 to June 1999,

Mr. Dalvi was a Senior Vice President of Cox Communications, Inc., a cable Multiple Service Operator. Mr. Dalvi also serves as a director of Scientific Learning Corporation, a developer of  neuroscience based products designed to improve the reading skills of K-12 children, and is a member of its Audit and Research Committees.  Mr. Dalvi received a B.A. from the Bombay University and an M.B.A. from the Indian Institute of Management, Ahemedabad.

Habib Kairouz, age 39, has been a director of iVillage since March 1998. Since 1993, Mr. Kairouz has been employed by Rho Capital Partners, Inc., an investment and venture capital management company, where he currently serves as a Managing Partner. Mr. Kairouz also serves on the boards of directors of several private companies, including Waterfront Media, Inc. Mr. Kairouz received a B.S. in Engineering and a B.A. in Economics from Cornell University and an M.B.A. in Finance from Columbia University.

Edward T. Reilly, age 59, has been a director of iVillage since April 2001. Since June 2001, Mr. Reilly has been President and Chief Executive Officer of the American Management Association, a not-for-profit membership-based association providing management development and educational services. Mr. Reilly is also a former Chairman of the Board of the Advertising Council, a private nonprofit organization. From June 2000 to May 2001, Mr. Reilly focused his activities on serving on several boards, including the Board for the National Council of La Raza and as a Trustee of Lynchburg College. From May 1997 to June 2000, Mr. Reilly was President and Chief Executive Officer of Big Flower Holdings, Inc., an integrated marketing and advertising services company. From April 1996 to May 1997, Mr. Reilly was President and Chief Operating Officer of Big Flower Holdings, Inc. Prior to April 1996, Mr. Reilly held various management positions at McGraw-Hill Companies and McGraw-Hill Broadcasting, most recently as President of McGraw-Hill Broadcasting. Mr. Reilly currently serves as a director of AARP Services Inc., a wholly owned subsidiary of AARP (a nonprofit membership organization dedicated to the needs of persons age 50 and over) that manages a range of products and services available to AARP members, Media and Entertainment Holdings, Inc., a special purpose acquisition corporation, and USO Worldwide, a not-for-profit organization. Mr. Reilly received a B.B.A. from St. Francis College.

Alfred C. Sikes, age 66, has been a director of iVillage since June 2001. Since January 2002, Mr. Sikes has been a consultant to The Hearst Corporation, a diversified communications company specializing in print media, television and Internet businesses. From March 1993 to December 2001, Mr. Sikes served as both Vice President of The Hearst Corporation and President of Hearst Interactive Media, a division of Hearst Communications, Inc. From August 1989 to January 1993, Mr. Sikes served as Chairman of the Federal Communications Commission. Mr. Sikes also serves as a director of Cymfony Inc., a research and information service technology provider. In New York City, Mr. Sikes serves as Chairman of the Reading Excellence and Discovery Foundation, and serves as a director of both Student Sponsor Partners and the New York School Choice Scholarships Foundation. Mr. Sikes received a B.A. from Westminster College and a J.D. from the University of Missouri Law School.

Director Compensation

On September 28, 2004, our Board of Directors adopted a policy regarding the compensation for certain of our directors.  Pursuant to the policy, directors who are not employees or designees of Hearst are entitled to receive $20,000 annually, paid ratably at the completion of each quarter.  Additionally, such directors are also entitled to receive an annual option grant on October 15th of each year to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant.  All of our directors are reimbursed for expenses in connection with attendance at board and committee meetings.

From time to time, some of our directors may also receive grants of options to purchase shares of our common stock pursuant to the 1995 Amended and Restated Employee Stock Option Plan, the 1999 Acquisition Stock Option Plan and the Amended and Restated 1999 Employee Stock Option Plan. Under our 1999 Director Option Plan, non-employee directors are eligible to receive non-discretionary, automatic stock option grants.

Members of our Board of Directors who are designees of Hearst have waived receipt of director compensation.

Meetings, Committees and Independence

The Board of Directors held ten meetings and acted once by unanimous consent during the fiscal year ended December 31, 2005.  The Board of Directors has formed an Audit Committee, Compensation Committee and Nominating and Governance Committee.  Each committee is governed by a charter that may be amended by the Board of Directors at any time. The current version of each committee’s charter is available on our Web site at www.ivillage.com/investor.

During fiscal year 2005, each incumbent director attended 75% or more of the aggregate number of meetings of our

Board of Directors and of the committees of our Board of Directors on which the director served during the period for which he or she was a director or committee member, respectively, except for Messrs. Bronfin, Leader and Sikes and Ms. Black with respect to attendance at the meetings of our Board of Directors.  In September 2004, our Board of Directors adopted a policy that encourages director attendance at our annual meeting of stockholders.  Directors Bronfin, Kairouz and McCormick attended our annual meeting of stockholders in 2005.

Our Board of Directors has determined that Messrs. Dalvi, Healy, Horowitz, Leader, Kairouz and Reilly are “independent” in accordance with NASDAQ Marketplace Rules 4200 and 4350.  As our employee, Mr. McCormick cannot be considered independent.  The remaining three directors, Messrs. Bronfin and Sikes and Ms. Black, were appointed to our Board of Directors as designees pursuant to the Hearst Stockholder Agreement and were therefore not determined to be independent by our Board of Directors.

Nominating and Governance Committee

Our Nominating and Governance Committee currently consists of directors Bronfin, Healy and Leader. Messrs. Healy and Leader have been determined by our Board of Directors to be independent directors within the meaning of NASDAQ Marketplace Rules 4200 and 4350.  Mr. Bronfin was appointed to our Nominating and Governance Committee pursuant to the Hearst Stockholder Agreement.  Our Board of Directors has determined in their business judgment that it is in our best interest, and the best interest of our stockholders, that iVillage honor its contractual obligations and allow Mr. Bronfin to serve on the Nominating and Governance Committee even though the Board of Directors has not been able to conclude that he is independent within the meaning of NASDAQ Marketplace Rules 4200 and 4350. The Nominating and Governance Committee, in accordance with its charter, reviews and recommends to the Board of Directors the composition, size and organization of our Board of Directors, establishes criteria for membership to our Board of Directors and seeks out candidates for election as directors and committee members, as well as oversees certain of our corporate governance policies and procedures. The Nominating and Governance Committee did not hold any meetings during the fiscal year ended December 31, 2005, as pertinent actions were brought before our entire Board of Directors.

In recommending to our Board of Directors candidates to fill new or vacant positions, the Nominating and Governance Committee may retain consultants and consider such factors as it deems appropriate in developing a board of directors that is diverse in nature and comprised of experienced members.  In general, the Nominating and Governance Committee seeks candidates who possess or have demonstrated the following attributes: judgment, skill, diversity (including factors such as race, gender or experience), integrity, experience with businesses of comparable size to us, the interplay of the candidate’s experiences with that of our other directors, and the extent to which such candidate would be a desirable addition to our Board of Directors and its committees.  The Nominating and Governance Committee, however, has not determined specific minimum qualifications for serving on our Board of Directors.

Our Nominating and Governance Committee is also charged with the preparation and recommendation to our Board of Directors of corporate governance guidelines and the review and modification of existing policies, including our Code of Business Conduct and Ethics, or Code of Ethics.  Our Code of Ethics applies to all of our employees, directors, advisors and consultants.  On February 18, 2005, our Board of Directors revised the Code of Ethics. The current Code of Ethics as well as our Senior Executive Code, which applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, are available on our website at www.ivillage.com/investor.

The Nominating and Governance Committee will consider a candidate to our Board of Directors and relay any communication to our Board of Directors that is submitted by one of our stockholders. Any submissions by stockholders should be in writing and directed to the Chairman of the Nominating and Governance Committee, c/o Steven A. Elkes, Secretary, iVillage Inc., 500 Seventh Avenue, 14th Floor, New York, NY 10018.  Each submission should include a statement by the stockholder that such person is a stockholder of iVillage as well as proof of stock ownership.  In addition, each candidate submission should include biographical information relating to the proposed individual, including contact information and a brief statement, not to exceed 500 words, as to why such person should be appointed to our Board of Directors.

In addition, our By-laws permit our stockholders to nominate individuals for consideration as members of our Board of Directors at an annual stockholders meeting, provided that stockholders intending to nominate candidates for election provide notice in writing to our Secretary, at least 120 days prior to the date specified in our proxy statement for our previous year’s annual meeting.  In the event that the date of the annual meeting has been changed by more than 30 days from the date contemplated at the time of our previous year’s proxy statement, such notice must be received a reasonable time before the solicitation is made. The notice must include the full name and address of the nominee and the stockholder making the nomination, proof of the stockholder’s ownership, other information about the nominee that must be disclosed in proxy solicitations under Rule 14(a) of the Securities Exchange Act of 1934, as amended, the nominee’s consent to the nomination and to serve, if elected, and certain other information set forth in our By-laws.

Audit Committee

Our Audit Committee currently consists of directors Healy, Leader and Reilly. The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements, our independent registered public accounting firm’s qualifications and independence, and the performance of our independent registered public accounting firm. Our Board of Directors has determined that each member of our Audit Committee is independent under the corporate governance rules of the NASDAQ, including, without limitation, NASDAQ Marketplace Rule 4350(d)(2).  The Audit Committee held 13 meetings and acted once by unanimous written consent during the fiscal year ended December 31, 2005.

The Audit Committee appoints, compensates, retains and oversees the work of the independent registered public accounting firm employed by us to conduct the annual audit examination of our consolidated financial statements. The members of our Audit Committee meet with representatives from iVillage’s independent registered public accounting firm and management to review: the scope of proposed audits for the year; audit fees; and, at the conclusion of the audits, the audit reports. In addition, the Audit Committee reviews the financial statements, the related footnotes and the independent registered public accounting firm’s report thereon and makes related recommendations to the Board of Directors as the Audit Committee deems appropriate.

Our Board of Directors has determined that each member of the Audit Committee is able to read and understand fundamental financial statements and otherwise complies with the financial literacy requirements of the NASDAQ, including NASDAQ Marketplace Rule 4350(d)(2).  Further, each member of the Audit Committee has been deemed to be an “independent director” as such term is defined in Marketplace Rule 4200(a)(15) and under the independence requirements applicable to the Audit Committee prescribed by the National Association of Securities Dealers and SEC.  Our Board of Directors has designated Mr. Leader as our “Audit Committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. This determination was premised, in part, upon Mr. Leader’s former employment as Senior Vice President, Chief Financial Officer and Treasurer of AOL and his other relevant experience.

Compensation Committee

Our Compensation Committee currently consists of directors Horowitz, Reilly and Sikes. Messrs. Horowitz and Reilly have been determined by our Board of Directors to be independent directors within the meaning of NASDAQ Marketplace Rules 4200 and 4350.  Mr. Sikes was appointed to our Nominating and Governance Committee pursuant to the Hearst Stockholder Agreement.  Our Board of Directors has determined in their business judgment that it is in our best interest, and the best interest of our stockholders, that iVillage honor its contractual obligations and allow Mr. Sikes to serve on the Nominating and Governance Committee even though the Board of Directors has not been able to conclude that he is independent within the meaning of NASDAQ Marketplace Rules 4200 and 4350. The Compensation Committee, in accordance with its charter, reviews and recommends to our Board of Directors the compensation and benefits of our executive officers, oversees the administration of our stock option plans and establishes and reviews general policies relating to the compensation and benefits of our employees. The Compensation Committee held four meetings and acted three times by unanimous written consent during the fiscal year ended December 31, 2005.

Our Compensation Committee reviews and approves corporate goals and objectives relevant to the compensation of executive officers and develops programs designed to incentivize the achievement of corporate and individual objectives. These programs use salaries, bonuses and stock options to attract and retain the services of qualified executives and are structured to reward exceptional individual and corporate performance by iVillage employees.  To assist with its duties and responsibilities, the Compensation Committee may retain consultants, including those which can provide perspective on the salaries, incentive awards and benefit plans of similarly situated companies.

Code of Business Conduct

Our Code of Business Conduct and Ethics, or Code of Ethics, was originally adopted by our board of directors on January 13, 2000, to apply to all of our employees and directors, including specific provisions related to senior officers and directors. On March 23, 2004, our board of directors revised the Code of Ethics and supplemented it with our Code of Ethics for Senior Executive Officers, or Senior Executive Code, which applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Controller. Our Code of Ethics and Senior Executive Code are reviewed, at minimum, on an annual basis by our board of directors, or a committee thereof. Following such a review, our Code of Ethics was amended as of

February 18, 2005. The Code of Ethics and Senior Executive Code have been included as exhibits to this report and are also available on the “investor info” section of our Web site located at www.ivillage.com.

Item 11. Executive Compensation.

SUMMARY EXECUTIVE COMPENSATION TABLE

The following table sets forth the compensation earned for services rendered to us in all capacities for the fiscal years ended December 31, 2005, 2004, and 2003, by our Chief Executive Officer, and our four next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2005, which we refer to as our Named Executive Officers.

Name and Principal Position	Annual Compensation				Long-Term Compensation Awards Securities Underlying Options/SARs (#) (2)	All Other Compensation ($ ) (3)
	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)

Douglas W. McCormick	2005	558,333	—	—	567,000	90
Chairman and Chief	2004	500,000	600,000	—	450,000	96
Executive Officer	2003	500,000	—	—	500,000	96

Steven A. Elkes (4)	2005	347,594	—	—	25,000	90
Chief Financial Officer,	2004	327,000	27,500	—	125,000	96
Executive Vice President,	2003	309,000	45,000	—	40,000	96
Operations and Business
Affairs and Secretary

Jane Tollinger	2005	312,469	—	—	25,000	90
Executive Vice President,	2004	308,000	—	—	125,000	96
Strategy and Business	2003	260,000	45,000	—	40,000	96
Affairs

Steven Haimowitz (5)	2005	$300,000	—	$6,000	125,000	90
President – Healthology, Inc.	2004	—	—	—	—	—
	2003	—	—	—	—	—

Peter Naylor	2005	250,000	—	189,351	15,000	90
Senior Vice President, Sales	2004	250,000	—	117,826	—	96
	2003	200,000	—	80,394	90,000	96

(1)          Represents an annual automobile allowance for Mr. Haimowitz and sales commissions for Mr. Naylor.

(2)          Options were granted under our 1995 Amended and Restated Employee Stock Option Plan, Amended and Restated 1999 Employee Stock Option Plan, Amended and Restated 1999 Non-Qualified Stock Option Plan, 2001 Non-Qualified Stock Option Plan, as amended, or Healthology, Inc. Stock Option Plan and generally vest to the extent of 25% after the first anniversary date of employment and the remainder in equal quarterly installments over the next three years, unless the Named Executive Officer has already been our employee for one year or more, in which case stock option grants immediately begin to vest in equal quarterly installments over a four year period, except for Mr. McCormick’s grant of 500,000 options in  2003 which vest quarterly over three years and 567,000 options in 2005 which vest on an annual basis over three years.

(3)          Represents the value of premiums paid by us on behalf of the Named Executive Officers for term life and accidental death and dismemberment insurance policies.

(4)          Mr. Elkes was appointed to the position of Chief Financial Officer in June 2004, and continues to hold his former office of Executive Vice President, Operations and Business Affairs.

(5)          Mr. Haimowitz was appointed to the position of President – Healthology, Inc. on January 7, 2005, in connection with our acquisition of Healthology, Inc.

Employment Arrangements

Douglas W. McCormick

On August 9, 2005, we entered into an employment agreement with Douglas W. McCormick, our Chairman and Chief Executive Officer, for the period May 31, 2005 to May 31, 2008, which was subsequently amended on December 30, 2005. The agreement provides for an annual base salary of $600,000 and eligibility to receive a target bonus of ninety percent (90%) of his base salary under our bonus plan, with the amount of each bonus to be determined based upon the satisfaction of specified criteria.  Pursuant to the amendment to the agreement, Mr. McCormick waived his right to receive a bonus for 2005 and the share price conditions in the performance units were modified to provide that no value from the performance units will be received by the CEO if the Company’s share price is less than $9.00 on the date of vesting of the performance units. In return, the amount of restricted stock units to be awarded to the CEO in January 2006, June 2006 and June 2007, respectively, was increased from 50,000 to 70,000 per grant. The bonus criteria for fiscal years 2006 and 2007 will be set by our Compensation Committee.  The employment agreement also provides that Mr. McCormick will receive the standard package of fringe benefits that we offer our other senior executives.

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

If Mr. McCormick is terminated without cause or he resigns for good reason (which includes upon a change in control (as defined in the employment agreement)) unless he does not become the Chief Executive Officer or its equivalent of the successor entity prior to the expiration of the term of the employment agreement, then Mr. McCormick will be entitled to severance, including:

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

The employment agreement also provides for long-term incentives in the form of stock options, restricted stock units and performance units, as follows:

•                                          Stock options — The employment agreement provides for the grant of nonstatutory stock options for 567,000 shares, with an exercise price equal to the fair market value on the date of grant, vesting in three equal installments on the first, second and third anniversaries of the employment agreement;

•                                          Restricted stock units – The employment agreement provides for the grant of 70,000 restricted stock units on or about each of January 1, 2006, June 30, 2006 and June 30, 2007, all of which are scheduled to vest on May 31, 2008.  If there is a change in control during the term of the employment agreement, any restricted stock units not yet granted are to be granted as of the effective date of the change in control and all the restricted stock units may be exchanged for cash in an amount equal to the number of restricted stock units granted multiplied by the fair market value, as defined in the underlying agreement, of our common stock on that date.  In the event of a termination of employment without cause or resignation for good reason, Mr. McCormick will receive a cash payment in exchange for his restricted stock units (with the number of such units determined as described in the following three sentences) multiplied by the fair market value of our stock at the termination date.  If the termination date is prior to July 1, 2006, then the number of restricted stock units will be 70,000 plus a pro-rata amount of 70,000 with such pro-rata portion based on the number of days Mr. McCormick was employed between July 1, 2005 and June 30, 2006.  If the termination date is on or after July 1, 2006 and before July 1, 2007, then the number of restricted stock units will be 100,000 plus a pro-rata portion of 70,000 with such pro-rata amount based on the number of days Mr. McCormick was employed between July 1, 2006 and June 30, 2007.  If the termination date is on or after July 1, 2007, then the number of restricted stock units will be 210,000; and

•                                          Performance units – The employment agreement provides for the one-time grant of 100,000 performance units on or about January 1, 2006.  Such units shall vest in full if Mr. McCormick remains employed through May 31, 2008.  If there is a change in control during the term of the employment agreement or if Mr. McCormick’s employment is terminated without cause or he resigns for good reason, any performance units not yet granted shall then be granted and all the performance units will then vest in full.  Any vested performance units will be exchanged for a lump sum cash payment equal to 100,000 multiplied by the Company’s share price on the vesting date multiplied by an applicable percentage which is based on the Company’s share price (with such applicable percentage ranging from zero percent (0%) if the fair market value of one share of Company common stock is less than $9.00, (ii) 100% if the fair market value of one share of Company common stock is equal to or greater than $9.00 and less than $10.00, or (iii) 150% if the fair market value of one share of Company common stock is equal to or greater than $10.00.

Steven Haimowitz

On January 7, 2005, in connection with our acquisition of Healthology, Inc., we entered into an employment agreement with Dr. Steven Haimowitz through our subsidiary, Healthology. Pursuant to this employment agreement, Dr. Haimowitz was appointed to the position of President – Healthology, Inc. The employment agreement provides for an annual salary of $300,000 and has a term of two years. In connection with the acquisition of Healthology, and pursuant to his employment agreement, Dr. Haimowitz was also granted options to purchase 125,000 shares of iVillage common stock. These options vest as follows: 25% on the first anniversary of the grant date and the remaining 75% ratably on a quarterly basis over the three years thereafter. The options granted to Dr. Haimowitz were granted under the Healthology, Inc. Stock Option Plan.

Pursuant to the employment agreement, we are required to pay Dr. Haimowitz severance payments if he is terminated without cause within two years of the date of the agreement or resigns for good reason. The severance payments are equal to the greater of 100% of Dr. Haimowitz’s annual salary, or the salary for the period remaining in the two year Employment Agreement.  ”Cause” for our termination of Dr. Haimowitz’s employment shall mean he:

•                                          has materially breached a material provision of the Employment Agreement;

•                                          has engaged in continuous, gross neglect of his duties as an executive of Healthology

•                                          has committed an act of gross negligence or gross misconduct, including, without limitation, his theft, misuse or unauthorized disclosure of proprietary information; or

•                                          is convicted of a felony or a crime involving moral turpitude.

“Good Reason” for Dr. Haimowitz’s resignation of employment shall mean:

•                                          without his prior written consent, the assignment to Dr. Haimowitz of any duties materially inconsistent with the his position, duties, responsibilities and status with Healthology as set forth in the Employment Agreement;

•                                          without his consent, a reduction by iVillage of Dr. Haimowitz’s base salary;

•                                          we require Dr. Haimowitz to be based anywhere other than within 40 miles from our current principal offices, except for required travel on Healthology’s, iVillage’s or an affiliate’s business to an extent substantially consistent with his present business travel obligations; or

•                                          any other material breach by us of a material provision of Dr. Haimowitz’s employment agreement.

Other Agreements

We have also entered into agreements with Messrs. Elkes and Naylor and Ms. Tollinger, as well as other non-senior executive level employees. These agreements provide that if the such employee’s employment is terminated “without cause”, as defined in the agreements, or the employee resigns for “good reason”, as defined in the agreements, we will pay that employee his or her base compensation and benefits for up to twenty-four months plus the maximum bonus or incentive the executive officer would have earned under any of our bonus or incentive plans for the year in which they are terminated. Any unvested stock options held by those employees will continue to vest for up to a twenty-four month period and the period during which the employee must exercise his or her options will extend for an additional twelve months thereafter. In addition, these agreements provide that any unvested stock options under our stock option plans held by the officer will immediately vest upon a “change of control”, as defined in such agreements, of iVillage.

Option Grants

The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers during the fiscal year ended December 31, 2005. We have never granted any stock appreciation rights, other than the restricted stock and performance stock units contemplated under Mr. McCormick’s employment agreement. The exercise price per share of each option is generally equal to the fair market value of the common stock on the date of grant as determined by the Board of Directors. The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the fair market value of common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the Securities Exchange Commission, or SEC, and do not reflect our estimate of future stock price growth.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Option Grant (#)(1)	Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price Per Share ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5% ($)	10% ($)
Douglas W. McCormick	567,000	50%	6.20	8/8/15	5,726,216	9,118,042
Steven A. Elkes	25,000	2%	7.62	11/8/15	310,304	494,108
Jane Tollinger	25,000	2%	7.62	11/8/15	310,304	494,108
Steven Haimowitz	125,000	11%	5.75	1/6/15	1,170,768	1.864,252
Peter Naylor	15,000	1%	7.62	11/8/15	186,183	296,465

(1)        These options vest in equal quarterly installments commencing three months from the date of grant and continue to vest quarterly over a remaining period of 45 months, with the exceptions of  (i) Mr. McCormick’s options which vest in three equal annual installments beginning on May 31, 2006, and (ii) Dr. Haimowitz’s options which vest to the extent of 25% of such grant on January 7, 2006, with the remainder vesting in equal quarterly installments over a remaining period of 36 months.

Option Exercises/Values

The following table sets forth information with respect to the Named Executive Officers concerning stock options held during the fiscal year ended December 31, 2005 and exercisable and unexercisable options held as of December 31, 2005. The value of unexercised in-the-money options at fiscal year-end is based on $8.02 per share, the closing sales price for our common stock on the NASDAQ Stock Market on that date, less the applicable exercise price.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

	Shares Acquired On	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Douglas W. McCormick	—	—	3,209,899	1,029,500	19,337,123	2,520,315

Steven A. Elkes	—	—	328,523	130,938	1,145,206	297,789

Jane Tollinger	—	—	359,062	130,938	1,708,461	297,789

Steven Haimowitz	—	—	—	125,000	—	435,125

Peter Naylor	—	—	53,500	57,500	329,633	271,613

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2006 for:

•                  each person known by us to beneficially own more than 5% of the common stock;

•                  each of our directors or director nominees;

•                  each Named Executive Officer; and

•                  all of our directors, director nominees, and executive officers as a group.

Name and Address of Beneficial Owner	Number and Nature of Shares Beneficially Held (1)	Percent of Class(%) (1)

Hearst Communications, Inc. (2)	18,184,653	25.0
959 Eighth Avenue
New York, NY 10019
NBC Universal, Inc.(3)	18,184,653	25.0
30 Rockefeller Plaza
New York, NY 10112

FMR Corp. (4)	8,586,964	11.8
82 Devonshire Street
Boston, MA 02109
Capital Research and Management Company/SMALLCAP World Fund, Inc. (5)	6,440,000	8.9
420 Montgomery Street
San Francisco, CA 9410
Wells Fargo & Company (6)	3,657,771	5.0
420 Montgomery Street
San Francisco, CA 9410
Douglas W. McCormick (7)	3,324,148	4.6
Habib Kairouz (8)	1,772,977	2.4
Jane Tollinger (9)	432,499		*
Steven A. Elkes (10)	352,985		*
Edward T. Reilly (11)	132,342		*
John T. Healy (12)	96,925		*
Peter Naylor (13)	66,624		*
Edward D. Horowitz (14)	63,593		*
Steven Haimowitz (15)	62,500
Lennert J. Leader(16)	21,447		*
Alfred Sikes (17)	11,161		*
Cathleen P. Black	11,160		*
Ajit M. Dalvi (18)	5,000		*
Kenneth A. Bronfin	161		*

All directors and executive officers as a group (14 persons) (19)	6,353,522	8.7

* Less than one percent of the outstanding common stock.

(1)          Unless otherwise indicated, the address for each listed director or officer is c/o iVillage Inc., 500 Seventh Avenue, New York, New York 10018. As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. For purposes of this table, a person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 15, 2006 through the exercise of any option or warrant. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 72,733,710 shares of common stock outstanding as of March 15, 2006. This number does not include:

•                  1,091,498 shares of stock classified as treasury stock;

•                  52,923 shares of common stock reserved for issuance to former stockholders of Women.com in exchange for cancellation of their Women.com stock certificates; and

•                  1,650 shares of common stock reserved for issuance to former stockholders of Promotions.com in exchange for cancellation of their Promotions.com stock certificates.

(2)          According to an Amended Schedule 13D/A filed on March 8, 2006, each of Hearst Communications, Inc., or Hearst Communications, Hearst Magazines Property, Inc., or Hearst Magazines, Communications Data Services, Inc., or CDS, Hearst Holdings, Inc., or Hearst Holdings, The Hearst Corporation and The Hearst Family Trust, or the Trust, may be deemed to beneficially own the 18,184,653 shares registered in the name of Hearst. Hearst Magazines has the power to direct the voting and disposition of the 18,184,653 shares as the controlling stockholder of Hearst. CDS has the power to direct the voting and disposition of the 18,184,653 shares as the sole stockholder of Hearst Magazines. Hearst Holdings has the power to direct the voting and disposition of the 18,184,653 shares as the sole stockholder of CDS. The Trust and The Hearst Corporation have the power to direct the voting and disposition of the 18,184,653 shares as the direct or indirect sole stockholders of The Hearst Corporation and Hearst Holdings. Accordingly, Hearst shares the power to direct the voting and disposition of the 18,184,653 shares beneficially owned by it, and Hearst Magazines, CDS, Hearst Holdings, The Hearst Corporation and the Trust share the power to direct the voting and disposition of the 18,184,653 shares beneficially owned by Hearst. Contemporaneously with the execution of the Merger Agreement, dated as of March 3, 2006, among iVillage, NBC Universal and a subsidiary of NBC Universal, NBC Universal, and Hearst Communications, Inc., Hearst entered into a Voting Agreement, dated as of March 3, 2006. Pursuant to this voting agreement, Hearst has agreed that it will:

•                  from the effective date of the voting agreement until any termination of the voting agreement, at any meeting of our stockholders (or any action by written consent in lieu of a meeting) or any adjournment thereof, vote all of the shares owned by Hearst (or cause them to be voted) or execute written consents in respect thereof, as appropriate, (i) in favor of the adoption of the merger agreement and the approval of the transactions contemplated thereby, (ii) against any action or agreement that would result in a breach of any representation, warranty, covenant, agreement or other obligation by us in the merger agreement, (iii) against any Merger Agreement or merger (other than the merger agreement and the merger), consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by us or any other proposed acquisition and (iv) against any agreement, amendment of the our charter documents or other action that is intended or could reasonably be expected to prevent, impede, interfere with, delay, postpone or discourage the consummation of the Merger;

•                  appoint NBC Universal and NBC Universal’s designees, and each of them individually, as Hearst’s proxy and attorney-in-fact (with full power of substitution), for and in the name, place and stead of Hearst to vote all shares owned by Hearst (at any meeting of our stockholders or any adjournment thereof), or to execute one or more written consents in respect of such shares owned by Hearst for the purpose of complying with the provisions set forth in the above bullet;

•                  not (i) sell, transfer (including by operation of law), give, pledge, encumber, assign or otherwise dispose of, or collectively, Transfer, or enter into any contract, option or other arrangement (including any profit sharing arrangement) or understanding with respect to the Transfer of, any shares owned by Hearst (or any interest therein), (ii) deposit any shares owned by Hearst into a voting trust or grant any proxies or enter into a voting agreement, power of attorney or voting trust with respect to any shares owned by Hearst, (iii) commit to do any of the foregoing or (iv) take any action that would make any representation or warranty of Hearst set forth in the voting agreement untrue or incorrect in any material respect or have the effect of preventing, disabling or delaying Hearst from performing any of its obligations under the voting agreement;

•                  cause its subsidiaries and its subsidiaries’ respective directors, officers, employees, investment bankers,

financial advisors, attorneys, accountants, agents and other representatives, or collectively, the Stockholder Representatives, to immediately cease any existing discussions or negotiations, if any, with any person that may be ongoing with respect to any other proposed acquisition; and

•                  except as permitted under the voting agreement, not authorize or permit any Stockholder Representative to, directly or indirectly, (i) solicit, initiate or knowingly facilitate or encourage any other proposed acquisition or any proposal that is reasonably likely to lead to any other proposed acquisition, (ii) furnish or disclose to any person non-public information with respect to or in furtherance of any other proposed acquisition, (iii) negotiate or engage in discussions with any person with respect to or in furtherance of any other proposed acquisition or (iv) enter into any agreement (whether or not binding) or agreement in principle with respect to any other proposed acquisition.

(3)          According to a Schedule 13D filed with the SEC on March 13, 2006 by NBC Universal for and on behalf of itself, National Broadcasting Company Holding, Inc., or NBC Holding, and General Electric Company, or GE. Reflects shares over which NBC Universal shares the right to vote pursuant to a voting agreement, dated March 3, 2006, by and among NBC Universal and Hearst. Pursuant to the voting agreement, Hearst agreed to vote all of our securities they beneficially own, discussed in footnote 2 above, in favor of the adoption of the merger agreement. NBC Universal, NBC Holding and GE disclaim beneficial ownership in the reported securities held by Hearst.

(4)          According to a Schedule 13G filed on January 10, 2006, each of FMR Corp. and Edward C. Johnson 3d, or collectively FMR Corp., may be deemed to beneficially own 8,586,964 shares. FMR Corp. does not possess the sole power to direct the voting of any shares (as such power resides with Fidelity Management & Research Company Funds Boards of Trustees), but has the sole power to direct the disposition of 8,586,964 shares.

(5)          According to a Schedule 13G filed on February 10, 2006, Capital Research and Management Company, or Capital Research may be deemed to beneficially own 6,440,000 shares, of which SMALLCAP World fund, Inc., or SMALLCAP may be deemed to beneficially own 4,690,000 of such shares. Capital Research possesses the sole power to direct the voting and disposition of 6,440,000 shares. SMALLCAP does not possess the sole power to direct the voting or disposition of any shares.

(6)          According to a Schedule 13G/A filed on February 14, 2006, each of Wells Fargo & Company and Wells Capital Management Incorporated, or collectively Wells Fargo, may be deemed to beneficially own 3.657,771 shares. Wells Fargo has the sole power to direct the voting of 1,930,159 shares and the sole power to direct the disposition of 3,657,771 shares.

(7)          Includes (a) options to purchase 3,316,148 shares of common stock exercisable within 60 days from May 15, 2006 and (b) 3,000 shares of common stock beneficially owned by Mr. McCormick’s wife. Mr. McCormick disclaims beneficial ownership of the shares of common stock held by his wife.

(8)          Includes 1,480,892 shares beneficially owned by Rho Capital Partners. Based on information provided by Rho Capital Partners, Rho Capital Partners may be deemed to be the beneficial owner of 1,480,892 shares pursuant to an investment advisory relationship by which Rho Capital Partners exercises voting and investment control over the 1,480,892 shares registered in the name of a number of investment vehicles. Mr. Kairouz is a stockholder of Rho Capital Partners. In such capacity, Mr. Kairouz may be deemed to share voting and investment control of the 1,480,892 shares beneficially owned by Rho Capital Partners, but Mr. Kairouz disclaims beneficial ownership of these shares and has no pecuniary interest in any such shares. Includes options to purchase 92,340 shares of common stock exercisable within 60 days from April 19, 2005.

(9)          Includes options to purchase 372,499 shares of common stock exercisable within 60 days from March 15, 2006.

(10)    Includes options to purchase 335,293 shares of common stock exercisable within 60 days from March 15, 2006.

(11)    Includes options to purchase 107,342 shares of common stock exercisable within 60 days from March 15, 2006.

(12)    Consists of options to purchase 96,925 shares of common stock exercisable within 60 days from March 15, 2006.

(13)    Consists of options to purchase 66,624 shares of common stock exercisable within 60 days from March 15, 2006.

(14)    Includes options to purchase 62,500 shares of common stock exercisable within 60 days from March 15, 2006.

(15) Consists of options to purchase 43,593 shares of common stock exercisable within 60 days from March 15, 2006.

(16)    Includes (a) 200 shares owned by a family trust of which Mr. Leader is the trustee, and (b) options to purchase 21,247 shares of common stock exercisable within 60 days from March 15, 2006.

(17) Includes (a) 161 shares of common stock beneficially owned by Mr. Sikes’ wife and (b) 1,000 shares of common stock held by the Whitestone Foundation. The Whitestone Foundation is a family owned trust of which Mr. Sikes is a trustee.

(18) Consists of options to purchase 5,000 shares of common stock exercisable within 60 days from March 15, 2006.

(19) Includes options to purchase 4,519,511 shares of common stock exercisable within 60 days from March 15, 2006.

Merger Agreement with NBC Universal

On March 3, 2006, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with NBC Universal, Inc., or NBC Universal, and a wholly owned subsidiary of NBC Universal which is intended to result in a change of control of iVillage. The Merger Agreement was approved by our board of directors. Subject to various customary conditions, including the obtaining of stockholder approval and expiration or termination of the waiting period required by applicable antitrust laws, we have agreed to merge with the NBC Universal subsidiary. After the merger, we will be a subsidiary of NBC Universal. In consideration, upon the effectiveness of the merger, each of our stockholders, other than those who elect to exercise dissenters’ rights, will receive in cash and without interest $8.50 for each share of our common stock they hold at that time. We currently expect the merger to be completed during our second quarter of 2006. See Note 16, Subsequent Events - Merger Agreement with NBC Universal, on pages F-39-F-40 in our Notes to Consolidated Financial Statements, for a more complete description of the merger, the Merger Agreement and related agreements.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and related rules, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are required to file with the SEC and NASDAQ reports of their ownership of, and transactions in, our common stock. Based solely on a review of copies of such reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2005, our executive officers and directors complied with the Section 16(a) requirements.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005, with respect to shares of our common stock that may be issued under our existing equity compensation plans which consist of the following:

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

•                  1999 Acquisition Stock Option Plan, or 1999 ASOP;

•                  1999 Director Option Plan;

•                  Amended and Restated 1999 Non-Qualified Stock Option Plan, or 1999 NQSOP;

•                  1999 Employee Stock Purchase Plan, or 1999 ESPP;

•                  Amended 2001 Non-Qualified Stock Option Plan, or 2001 NQSOP; and

•                  Healthology, Inc. Stock Option Plan, or Healthology Plan.

A number of our equity compensation plans were approved by our stockholders, but were subsequently amended without stockholder approval. Our 1995 ESOP, 1999 ESOP and 2001 NQSP were amended to increase the number of securities underlying the 1995 ESOP by 289,049 shares, the 1999 ESOP by 1,812,545 shares, and the 2001 NQSP by 500,000 shares. In connection with our acquisition of Healthology, Inc. and without the approval of stockholders, we assumed the Healthology Plan and converted options to purchase shares of Healthology, Inc. into a right to purchase our common stock based upon an equity conversion ratio. We also re-priced certain outstanding options under each of the 1995 ESOP and 1997 ASOP in September 1997 without stockholder approval. Consequently, we have characterized all shares underlying the 1995 ESOP, 1997 ASOP, 1999 ESOP and Healthology Plan. as “not approved by security holders” in the table below even though each of these plans initially were approved by our stockholders.

The table does not include information with respect to equity compensation plans of companies acquired by us that were terminated as part of, or subsequent to, such acquisitions.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	112,092	$4.11	248,730	(2)
Equity compensation plans not approved by security holders(3)	8,302,262	$4.36	749,622	(4)
Total(5)	8,414,354	$4.35	998,352	(4)

(1)                                  Consists of the 1999 ASOP, 1999 Director Option Plan and 1999 ESPP.

(2)                                  Includes shares available for future issuance under the 1999 ESPP. As of December 31, 2005, none of the 83,333 shares reserved for issuance under this plan had been issued.

(3)                                  Consists of the 1995 ESOP, 1997 ASOP, 1999 ESOP, 1999 NQSOP, 2001 NQSOP and Healthology Plan, and a warrant to purchase 5,282 shares of our common stock held by Leasing Technologies International, Inc. that is exercisable through June 9, 2007, at an exercise price of $14.35, that we assumed in connection with our acquisition of Promotions.com, Inc.

(4)                                  Includes 155,718 shares of common stock available for future issuance under the 1999 ESOP that could be issued as restricted stock.

(5)                                  The table does not include information for an equity compensation plan assumed by us in connection with our acquisition of Family Point Inc. No additional options may be granted under this plan and no options are currently outstanding or exercisable.

For further information regarding the features of our stock option plans please see the disclosures in Note 11 of our Notes to Consolidated Financial Statements, included elsewhere in this report.

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

The price at which our common stock may be purchased under the 1999 ESPP is equal to 85% of the fair market value of our common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. Participants may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. The maximum number of shares that a participant may purchase on the last day of any offering period is determined by dividing the payroll deductions accumulated during the purchase period by the purchase price. However, no person may purchase shares under the 1999 ESPP to the extent such person would own 5% or more of the total combined value or voting power of all classes of our capital stock or of any of our subsidiaries, or to the extent that such person’s rights to purchase stock under all employee stock purchase plans would accrue at a rate that exceeds $25,000 worth of stock for any calendar year. The Board of Directors may amend the 1999 ESPP at any time. The 1999 ESPP will terminate in December 2009, unless terminated earlier in accordance with its provisions.

Item 13. Certain Relationships and Related Transactions.

Hearst Communications, Inc.

On June 20, 2001, we entered into the Hearst Stockholder Agreement pursuant to which we are required to appoint three representatives of Hearst to separate classes of our Board of Directors. We must also appoint one of these representatives to our nominating and governance committee and one to our compensation committee. In addition, the Hearst Stockholder Agreement requires that we appoint five independent directors to our Board of Directors. The Hearst Stockholder Agreement defines an independent director as any person who is not, and has not been for the past three years, affiliated with Hearst or its affiliates or an employee of iVillage or any of its subsidiaries. Pursuant to the Hearst Stockholder Agreement, Messrs. Bronfin and Sikes and Ms. Black were appointed to our Board of Directors as designees of Hearst. Mr. Sikes was also appointed as a member of our compensation committee and Mr. Bronfin appointed as a member of our nominating and governance committee based upon the terms of the Hearst Stockholder Agreement.

Under the Hearst Stockholder Agreement, so long as Hearst or its affiliates holds at least 10% of the our outstanding voting securities, Hearst may recommend and our nominating and governance committee must recommend to our Board of Directors that number of nominees of Hearst or its affiliates as follows:

•                  so long as Hearst holds at least 14,547,723 shares of our common stock, Hearst may designate three nominees;

•                  so long as Hearst holds at least 12,001,871 shares of our common stock, but less than 14,547,723 shares of our common stock, Hearst may designate two nominees; and

•                  so long as Hearst holds at least 1,818,466 shares of our common stock, but less than 12,001,871 shares of our common stock, Hearst may designate one nominee.

If the number of voting securities held by Hearst decreases below the stated thresholds, any Hearst designees serving on our Board of Directors must immediately resign. If the number of voting securities held by Hearst falls below 1,818,466 shares of our common stock, all Hearst designated directors must immediately resign. However, if the number of voting securities held by Hearst returns to 1,818,466 shares or more of our common stock, all rights and obligations under the Hearst Stockholder Agreement revive for the duration of the term of the agreement. The Hearst Stockholder Agreement terminates on June 20, 2006 unless earlier terminated by either party. Upon any early termination, any Hearst designees serving on our Board of Directors must immediately resign.

 In July 2004, we entered into the 2004 Web Site Services Agreement with Hearst that superseded and replaced our previous amended and restated magazine content license and hosting agreement. Pursuant to the 2004 Web Site Services Agreement, which has a three-year term, Hearst will pay iVillage approximately $12.5 million over three years for hosting and production services related to the following Hearst magazine Web sites, all of which will continue to be incorporated into our network of Web sites: Cosmopolitan, Country Living, Good Housekeeping, Redbook, House Beautiful, Marie Claire and Town & Country. In addition, we will receive a commission on Hearst magazine subscription sales. Hearst will receive a revenue share from us on a percentage of the advertising sales from the Hearst magazine Web sites we host. The commissions to and from Hearst will vary based on performance. The 2004 Web Site Services Agreement provides Hearst with a termination right upon a “change in control” of iVillage (as such term is defined in the agreement) upon 10 days notice by Hearst.

Pursuant to the terms of the Voting Agreement between Hearst and NBC Universal, dated March 3, 2006, Hearst has waived any rights it may have to terminate the 2004 Web Site Services Agreement due to the contemplated merger of iVillage into a subsidiary of NBC Universal, provided that the 2004 Web Site Services Agreement shall automatically terminate, and be of no further force and effect, from and after the date that is six months following the effective time of the merger.

We also entered into the 2003 Web Site Services Agreement (a different agreement from the 2004 Web Site Services Agreement referenced above) in December 2003, pursuant to which Hearst will pay approximately $1.8 million for maintenance and hosting services for three teen sites: Seventeen.com, CosmoGirl.com and Teen.com. In February 2006, we amended the 2003 Web Site Services Agreement for services related to the three teen sites. The amendment became effective as of December 20, 2005 and, among other things, (i) extended the term of the 2003 Web Site Services Agreement to December 31, 2006, which may be further extended at Hearst’s option to June 30, 2007 upon certain conditions, (ii) provided for a termination right for convenience upon 120 days notice by either party and a termination right upon a “change in control” of iVillage (as such term is defined in the agreement) upon 10 days notice by Hearst, (iii) added another Hearst Web site to which we shall provide services, and (iv) increased the maintenance fees we receive for providing the contemplated services. Pursuant to the 2003 Web Site Services Agreement, Hearst will pay approximately $0.9 million for services rendered through December 31, 2006.

Additionally, we have provided, from time to time, other production services outside the scope of the Web Site Services Agreements at negotiated rates.

As of March 15, 2006, Hearst owned approximately 25% of our outstanding common stock, and had three designees, Messrs. Bronfin and Sikes and Ms. Black, serving on our Board of Directors.

Waterfront Media, Inc.

Our Chief Executive Officer and another board member of iVillage, Habib Kairouz, both serve on the board of directors of one of our customers, Waterfront Media Inc., or Waterfront Media. Our Chief Executive Officer owns less than one percent of Waterfront Media’s fully diluted securities. As a Managing Partner of Rho Capital Partners, Inc., Habib Kairouz may be deemed to have indirect beneficial ownership of approximately 31% of Waterfront Media’s fully diluted voting securities as a result of shares owned directly by affiliates of Rho Capital Partners, Inc.

In 2004, iVillage signed nine advertising agreements with Waterfront Media, of which all except one was completed by December 31, 2004. In 2003, iVillage signed five advertising agreements with Waterfront Media, all of which were completed as of December 31, 2003. Revenues from Waterfront Media were approximately $0.1 million for the year ended December 31, 2005, approximately $0.3 million for the year ended December 31, 2004, and approximately $0.2 million for the year ended December 31, 2003. At December 31, 2004, iVillage was owed a receivable of approximately $44,000. There was no receivable owed to iVillage at December 31, 2005.

In addition, in 2004, iVillage signed an agreement with Waterfront Media, whereby iVillage was given the right to purchase Waterfront Media’s advertising inventory with the ability to resell the advertising inventory to third parties. The agreement also grants iVillage the right to count Waterfront Media’s page views as part of iVillage’s reported metrics. This agreement, as amended, expired in April 2005.

Catalyst Group Design, Inc.

Our Senior Vice President and Editor in-Chief is the spouse of the Chief Executive Officer of Catalyst Group Design, Inc., or Catalyst Group Design. In 2004, we entered into several agreements totaling approximately $0.3 million with Catalyst Group Design, for services related to the redesign of our iVillage.com Web site and several revenue contracts of iVillage. In 2005, we entered into one agreement with Catalyst Group Design for services related to the redesign of our Astrology.com Web site for approximately $0.1 million. To date, iVillage has capitalized approximately $0.1 million of these fees as Web site development costs. As of December 31, 2005, approximately $0.1 million was included in prepaid expenses. For the year ended December 31, 2005 and 2004, approximately $0.1 million was expensed, respectively. As of December 31, 2005 and 2004, we owed Catalyst Group Design approximately $0.1 million, respectively.

Indemnification Agreements

We have entered into indemnification agreements with certain of our officers and directors containing provisions which may require us, among other things, to indemnify our officers and directors against any and all expenses (including attorney’s fees and all other costs, expenses and obligations incurred in connection with investigating, defending, being a witness in or participating in or preparing to defend, being a witness in or participating in any action, suit, proceeding, alternative dispute resolution mechanism, hearing, inquiry or investigation), judgments, fines, penalties, and amounts paid in settlement of any pending, threatened or completed action, suit, claim, hearing, proceeding or alternative dispute resolution mechanism, whether civil, criminal, administrative, investigative or other including all taxes imposed on such payment that may arise by reason of their status or service as officers or directors, other than liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The aggregate fees and expenses billed for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2005 and December 31, 2004 were as follows:

	2005	2004
Audit Fees (1)	$987,561	$990,570
Audit-Related Fees (2)	84,750	89,007
Tax Fees(3)	210,000	255,000
All Other Fees(4)	7,251	0
Total	$1,289,562	$1,334,577

(1)          Relates to the audit of annual financial statements for the fiscal year ended and review of the financial statements included in our Quarterly Reports on Form 10-Q during such fiscal year. It also includes testing activities related to Section 404 of the Sarbanes-Oxley Act of 2002. In addition, 2005 audit fees includes audit work performed on acquisitions and other matters.

(2)          Relates to the audit of our 401(k) Plan. For 2004, it also includes due diligence reviews of several potential acquisitions and services related to our July 2004 public offering of securities.

(3)          Relates to tax compliance, tax advice and tax planning, including the preparation of our tax returns.

(4)          Relates to license of software for accounting literature and preparation of the Form 5500 for our Health and Welfare plan.

The Audit Committee has considered whether the services listed above are compatible with maintaining the auditors’ independence. The Audit Committee, in accordance with the SEC’s requirements regarding auditor independence, approved all services rendered by PricewaterhouseCoopers LLP. The Audit Committee’s current policy is to pre-approve all of PricewaterhouseCoopers LLP’s services.

Our Audit Committee has considered whether the independent registered public accounting firm’s provision of non-audit services to us is compatible with the auditors’ independence. The iVillage Audit Committee also reviewed, among other things, the amount of fees paid to the independent registered public accounting firm for audit and non-audit services.

Policy on Pre-Approval of Independent Registered Public Accounting Firm Services

Our Audit Committee pre-approves on a case-by-case basis all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services not prohibited by law. Our Audit Committee is considering adopting, but has not yet adopted, a policy regarding pre-approval of particular services or categories of services that may be performed over a specified time period and within a specified budget.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)                                  Financial Statements

1.                                       The financial statements filed as part of this report are listed on the index to the financial statements on page F-1.

2.                                       The following Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts.	S-1

All other schedules to the consolidated financial statements for which provision is made in the accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.                                       Exhibits:

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated March 3, 2006, by and among iVillage Inc., NBC Universal, Inc. and iVillage Acquisition Corp. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 000-25469, filed on March 6, 2006).

3.1

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A/A registration statement, File No. 000-25469, filed on April 4, 2004).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2004, File No. 000-25469, filed on August 8, 2004).
4.1	Form of Registrant’s common stock certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 000-25469 filed on June 30, 2004).
10.1

Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-68749, filed on February 24, 1999).

10.2*	Letter Agreement, dated April 22, 2003, between Peter Naylor and the Registrant.
10.3*

1995 Amended and Restated Employee Stock Option Plan, as amended, of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-86999, filed on September 13, 1999).

10.4*

1997 Amended and Restated Acquisition Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, File No. 333- 68749, filed on December 11, 1998).

10.5*

Amended and Restated 1999 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, File No. 333- 31988, filed on March 8, 2000).

10.6*	1999 Director Option Plan of the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-85437, filed on August 17, 1999).
10.7*	1999 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-85437, filed on August 17, 1999).
10.8*

1999 Acquisition Stock Option Plan, as amended, of the Registrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 File No. 333-86999, filed on September 13, 1999).

10.9*

Amended and Restated 1999 Non-Qualified Stock Option Plan, as amended by Amendment Number 2 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4, File No. 333-84532, filed on March 19, 2002).

10.10*

Amended 2001 Non-Qualified Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2002, File No. 000-25469, filed on August 14, 2002).

10.11*	Healthology Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 000-25469, filed on January 13, 2005).
10.12

Form of Non-Competition, Non-Disclosure and Assignment of Inventions Agreement dated September 9, 1995, and Amendment dated May 6, 1996, between the Registrant and Nancy Evans (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, File No. 333-68749, filed on December 11, 1998).

10.13

Lease, dated March 14, 2000, between 500-512 Seventh Avenue Limited Partnership and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the period ended March 31, 2000, File No. 000-25469, filed on May 15, 2000).

10.14

First Amendment to Lease, dated as of June 7, 2000, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469, filed on November 14, 2000).

10.15

Second Amendment to Lease, dated January 10, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-4, File No. 333-56150, filed on February 23, 2001).

10.16

Third Amendment to Lease, dated October 17, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2001, File No. 000-25469, filed on November 14, 2001).

10.17	Fourth Amendment to Lease, dated December 3, 2001, between the Registrant and 500-512 Seventh Avenue

Limited Partnership (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-4, File No. 333-84532, filed on March 19, 2002).
10.18

Fifth Amendment to Lease, dated June 30, 2003, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2003, File No. 000-25469, filed on August 14, 2003).

10.19

Letter Agreement, dated December 23, 2002, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002, File No. 000-25469, filed on March 31, 2003).

10.20

License Agreement, dated as of September 8, 2000, among Lamaze International, Inc., Lamaze Publishing Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469, filed on November 14, 2000).

10.21

Amendment to License Agreement, dated as of January 1, 2003, among Lamaze International, Inc., Lamaze Publishing Company and the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002, File No. 000-25469, filed March 31, 2003).

10.22

Amended and Restated Securities Purchase Agreement, dated as of February 22, 2001, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-4, File No. 333- 56150, filed on February 23, 2001).

10.23

Amended and Restated Stockholder Agreement, dated as of June 20, 2001, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-4, File No. 333-84532, filed on March 19, 2002).

10.24

Web Site Services Agreement, dated as of December 19, 2003, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003, File No. 000-25469, filed on March 30, 2004).

10.25

Web Site Services Agreement, dated as of July 1, 2004, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit 10 to the Registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2004, File No. 000-25469, filed on August 8, 2004).

10.26*

Employment Agreement, dated January 7, 2005, between Steven Haimowitz and Healthology, Inc., a subsidiary of the Registrant (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2004, File No. 000-25469, filed on March 16, 2005).

10.27*

Employment Agreement, dated as of May 31, 2005, between Douglas W. McCormick and the Registrant (incorporated by reference to Exhibit 10 to the Registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2005, File No. 000-25469, filed on November 9, 2005).

10.28*

First Amendment to Employment Agreement, dated as of May 31, 2005, between Douglas W. McCormick and the Registrant (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, File No. 000-25469, filed on January 5, 2006).

10.29*	Letter Agreement, dated November 9, 2005, between Steven A. Elkes and the Registrant.
10.30*	Letter Agreement, dated November 9, 2005, between Jane Tollinger and the Registrant.
10.31

Stock Exchange and Merger Agreement, dated as of January 7, 2005, by and among the Registrant, Virtue Acquisition Corporation and Healthology, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 000-25469, filed on January 13, 2005).

10.32

Stock Exchange and Merger Agreement, dated as of January 7, 2005, by and among the Registrant, Virtue Acquisition Corporation 2 and HealthCentersOnline, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 000-25469, filed on April 14, 2005).

10.33

Agreement for the Sale and Purchase of the Business of iVillage UK Limited, dated March 31, 2005, by and among iVillage UK Limited, Tesco Stores Limited, iVillage Limited and the Registrant (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 000-25469, filed on May 4, 2005).

11	Computation of earnings per share
14.1

Code of Business Conduct and Ethics, as amended February 18, 2005 (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2004, File No. 000-25469, filed on March 16, 2005).

14.2

Code of Ethics for Senior Executive Officers (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003, File No. 000-25469, filed on March 30, 2004).

21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certifications of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1

Certifications of the Principal Executive Officer and Principal Financial Officer furnished pursuant to Rules 13a-14(b) and 15d- 14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

iVILLAGE INC.
(Registrant)

Date: March 16, 2006	By:	/s/ Douglas W. McCormick
Douglas W. McCormick Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
	Chairman of the Board and Chief Executive Officer	March 16, 2006
/s/ Douglas W. McCormick	(Principal Executive Officer)
Douglas W. McCormick

	Chief Financial Officer, Executive Vice President,	March 16, 2006
/s/ Steven A. Elkes	Operations & Business Affairs and Secretary
Steven A. Elkes	(Principal Financial Officer)

/s/ Richard J. Kolberg	Chief Accounting Officer and Controller	March 16, 2006
Richard J. Kolberg	(Principal Accounting Officer)

/s/ Kenneth A. Bronfin	Director	March 16, 2006
Kenneth A. Bronfin

/s/ Cathleen P. Black	Director	March 16, 2006
Cathleen P. Black

/s/ Ajit M. Dalvi	Director	March 16, 2006
Ajit M. Dalvi

/s/ John T. Healy	Director	March 16, 2006
John T. Healy

/s/ Edward D. Horowitz	Director	March 16, 2006
Edward D. Horowitz

/s/ Habib Kairouz	Director	March 16, 2006
Habib Kairouz

/s/ Lennert J. Leader	Director	March 16, 2006
Lennert J. Leader

/s/ Edward T. Reilly	Director	March 15, 2006
Edward T. Reilly

/s/ Alfred Sikes	Director	March 16, 2006
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

Management’s Report on Internal Control Over Financial Reporting

iVillage management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. iVillage’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. iVillage’s internal control over financial reporting includes those policies and procedures that:

(i)                                     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of iVillage’s assets;

(ii)                                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of iVillage’s management and directors; and

(iii)                               provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of iVillage’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of iVillage’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Management has excluded HealthCentersOnline, Inc. and iVillage Limited from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by iVillage in purchase business combinations during 2005. HealthCentersOnline, Inc. and iVillage Limited are wholly-owned subsidiaries whose total assets and total revenue represent 10% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Based on this assessment, management determined that iVillage maintained effective internal control over financial reporting as of December 31, 2005.

Management’s assessment of the effectiveness of iVillage’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-3 and F-4.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of iVillage Inc.:

We have completed integrated audits of iVillage Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of iVillage Inc., and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On March 3, 2006, the Company signed a definitive Merger Agreement with NBC Universal, Inc. (see Note 16–Subsequent Events–Merger Agreement with NBC Universal).

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting listed in the index appearing under Item 15(a)(1), that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded HealthCentersOnline, Inc. and iVillage Limited from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by iVillage in purchase business combinations in 2005. We have also excluded HealthCentersOnline, Inc. and iVillage Limited from our audit of internal control over financial reporting. HealthCentersOnline, Inc. and iVillage Limited are wholly-owned subsidiaries whose total assets and total revenue represent 10% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 16, 2006

iVILLAGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$55,881	$83,046
Accounts receivable, less allowance for doubtful accounts of $706 and $1,010, respectively	20,321	9,159
Accounts receivable—related parties	499	549
Prepaid rent	318	318
Other current assets	5,374	3,740
Total current assets	82,393	96,812
Fixed assets, net	12,272	8,381
Goodwill	42,989	23,241
Intangible assets, net	16,506	8,832
Prepaid rent, net of current portion	3,051	3,203
Other assets	104	79
Total assets	$157,315	$140,548
Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,506	$9,933
Accounts payable and accrued expenses—related parties	229	209
Deferred revenue	4,157	2,080
Deferred rent	144	144
Other current liabilities	—	24
Total current liabilities	16,036	12,390
Deferred rent, net of current portion	1,196	1,339
Total liabilities	17,232	13,729
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Preferred stock—par value $.01, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock—par value $.01, 200,000,000 shares authorized 73,762,298 and 72,695,263 shares issued at December 31, 2005 and 2004, respectively; 72,670,800 and 71,634,412 shares outstanding at December 31, 2005 and 2004, respectively	738	727
Additional paid-in capital	622,025	617,958
Treasury stock at cost (1,091,498 and 1,060,851 shares at December 31, 2005 and 2004, respectively)	(966)	(766)
Unearned compensation	(48)	—
Accumulated other comprehensive income	(47)	—
Accumulated deficit	(481,619)	(491,100)
Total stockholders’ equity	140,083	126,819
Total liabilities and stockholders’ equity	$157,315	$140,548

The accompanying notes are an integral part of these consolidated financial statements.

iVILLAGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenues:
Revenues	$85,318	$59,558	$48,198
Revenues—related parties	5,743	7,345	7,023
Total revenues	91,061	66,903	55,221
Operating expenses:
Editorial, product development and technology	33,702	28,903	28,842
Sales and marketing	26,865	19,022	19,724
Sales and marketing—Hearst expenses	—	—	239
General and administrative	13,535	11,227	13,314
Lease restructuring charge and related impairment of fixed assets	—	—	9,126
Depreciation and amortization	8,906	6,011	8,595
Impairment of goodwill, intangible assets and fixed assets	—	—	4,029
Total operating expenses	83,008	65,163	83,869
Income (loss) from operations	8,053	1,740	(28,648)
Interest income, net	1,561	642	218
Other income, net	96	207	727
Gain on sale of joint venture interest and other assets	101	395	625
Income (loss) from continuing operations before income taxes and minority interest	9,811	2,984	(27,078)
Income tax expense	355	307	—
Minority interest	—	—	(51)
Income (loss) from continuing operations	9,456	2,677	(27,129)
Income from discontinued operations, net of income tax expense	25	69	—
Net income (loss)	$9,481	$2,746	$(27,129)

Basic per share data:
Income (loss) from continuing operations per share	$0.13	$0.04	$(0.49)
Income from discontinued operations per share	$0.00	$0.00	—
Basic net income (loss) per share	$0.13	$0.04	$(0.49)

Diluted per share data:
Income (loss) from continuing operations per share	$0.12	$0.04	$(0.49)
Income from discontinued operations per share	$0.00	$0.00	—
Diluted net income (loss) per share	$0.12	$0.04	$(0.49)

Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	72,307	65,054	55,772
Weighted average shares of common stock outstanding used in computing diluted net income (loss) per share	76,587	69,853	55,772

The accompanying notes are an integral part of these consolidated financial statements.

iVILLAGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Year ended December 31,
	2003	2004	2005

Common stock:
Balance, beginning of year	$565	$572	$727
Issuance of common stock in connection with the exercise of stock options	7	17	7
Issuance of common stock in connection with the exercise of warrants	—	22	—
Issuance of common stock in connection with the securities offering, net	—	116	—
Issuance of common stock in connection with business acquisitions, net	—	—	4

Balance, end of year	$572	$727	$738

Additional paid in capital:
Balance, beginning of year	$549,203	$550,892	$617,958
Issuance of common stock in connection with the exercise of stock options	867	2,500	1,457
Issuance of common stock in connection with the securities offering, net	—	64,547	—
Issuance of treasury stock in connection with business acquisition	514	—	—
Modification of stock option terms	308	19	—
Issuance of common stock in connection with business acquisitions	—	—	2,243
Fair value of outstanding options assumed in acquisitions	—	—	367

Balance, end of year	$550,892	$617,958	$622,025

Treasury stock:
Balance, beginning of year	$(502)	$(430)	$(766)
Issuance of treasury stock in connection with business acquisition	72	—	—
Receipt of common stock in lieu of cash payment for the exercise of stock options	—	(212)	(200)
Receipt of common stock in lieu of cash payment for the repayment of stockholder note receivable	—	(124)	—

Balance, end of year	$(430)	$(766)	$(966)

Stockholders’ notes receivable:
Balance, beginning of year	$(262)	$(241)	$—
Repayment of stockholder notes receivable	21	197	—
Receipt of common stock in lieu of cash payment for the repayment of stockholder note receivable	—	124	—
Reversal of reserve of stockholder note receivable	—	(80)	—

Balance, end of year	$(241)	$—	$—

Unearned compensation and deferred advertising cost:
Balance, beginning of year	$(87)	$—	$—
Deferred compensation charge on converted options	—	—	(111)
Amortization of unearned compensation and deferred advertising cost	87	—	42
Forfeitures related to unvested stock options assumed in acquisition	—	—	21

Balance, end of year	$—	$—	$(48)

Accumulated deficit:
Balance, beginning of year	$(466,717)	$(493,846)	$(491,100)
Net income (loss)	(27,129)	2,746	9,481

Balance, end of year	$(493,846)	$(491,100)	$(481,619)

Accumulated other comprehensive income:
Balance, beginning of year	$—	$—	$—
Foreign currency translation adjustment	—	—	(47)

Balance, end of year	—	—	(47)

Total stockholders’ equity	$56,947	$126,819	$140,083

Comprehensive income (loss):
Net income (loss)	$(27,129)	$2,746	$9,481
Other comprehensive income:
Foreign currency translation adjustment	—	—	(47)

Balance, end of year	$(27,129)	$2,746	$9,434

Common stock shares:
Balance, beginning of year	55,328,339	56,230,024	71,634,412
Issuance of common stock in connection with business acquisition	16,497	134,391	375,275
Issuance of common stock in connection with the exercise of stock options	685,188	1,672,226	691,760
Issuance of treasury stock in connection with business acquisition	200,000	—	—
Issuance of common stock in connection with the exercise of warrants	—	2,095,144	—
Issuance of common stock in connection with the securities offering	—	11,560,032	—
Receipt of common stock in lieu of cash payment for the exercise of stock options	—	(37,405)	(30,647)
Receipt of common stock in lieu of cash payment for the repayment of stockholder note receivable	—	(20,000)	—

Balance, end of year	56,230,024	71,634,412	72,670,800

Treasury stock shares:
Balance, beginning of year	1,203,446	1,003,446	1,060,851
Issuance of treasury stock in connection with business acquisition	(200,000)	—	—
Receipt of common stock in lieu of cash payment for the exercise of stock options	—	37,405	30,647
Receipt of common stock in lieu of cash payment for the repayment of stockholder note receivable	—	20,000	—

Balance, end of year	1,003,446	1,060,851	1,091,498

The accompanying notes are an integral part of these consolidated financial statements.

iVILLAGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$9,481	$2,746	$(27,129)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,906	6,011	8,595
Expense recognized in connection with issuance/modification of terms of warrants, stock options and restricted stock units	205	19	395
Deferred rent	(143)	(144)	(246)
Bad debt expense	188	6	258
Gain on sale of joint venture interest and other assets	(101)	(395)	(625)
Reserve for stockholder notes receivable	—	(80)	—
Gain from discontinued operations	(25)	(69)	—
Real estate restructuring	—	—	4,375
Impairment of goodwill (including change in accounting principle)	—	—	4,029
Non-cash print advertising expense		—	418
Minority interest	—	—	51
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,258)	(2,175)	(2,439)
Prepaid rent	152	151	(3,672)
Restricted cash and other assets	(1,322)	(141)	10,626
Accounts payable and accrued expenses	(1,497)	(266)	32
Deferred revenue	(4,143)	(1,291)	(191)

Net cash provided by (used in) operating activities	3,443	4,372	(5,523)

Cash flows from investing activities:
Purchase of fixed assets	(5,845)	(3,623)	(1,343)
Purchase of intangible assets	(2,000)	(75)	(150)
Cash paid of $15,959 less cash acquired of $1,788 for acquisition of Healthology, Inc.	(14,171)	—	—
Cash paid of $11,196 less cash acquired of $1,740 for acquisition of HealthCentersOnline, Inc.	(9,456)	—	—
Cash paid for acquisition of assets of iVillage UK Limited	(448)	—	—
Cash paid for acquisition of The Virtual Mirror, Inc.	(6)	(937)	—
Cash paid of $11,108 less cash acquired of $10,198 for acquisition of Promotions.com, Inc.	—	—	(9)
Purchase of 19.9% of Cooperative Beauty Ventures, L.L.C.	—	—	(150)
Proceeds from the sale of joint venture interest	101	303	717

Net cash used in investing activities	(31,825)	(4,332)	(935)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,264	2,327	874
Principal payments on stockholders’ notes receivable	—	197	21
Proceeds from securities offering, net of offering costs	—	64,663	—

Net cash provided by financing activities	1,264	67,187	895

Effect of foreign currency exchange rate changes on cash and cash equivalents	(47)	—	—
Cash used in operating activities for discontinued operations	—	(4)	—
Net (decrease) increase in cash for the period	(27,165)	67,223	(5,563)
Cash and cash equivalents, beginning of period	83,046	15,823	21,386

Cash and cash equivalents, end of period	$55,881	$83,046	$15,823

Cash paid during the period for interest	$17	$5	$8

Cash paid during the period for taxes	$481	$186	$210

Supplemental disclosure of non-cash investing and financing activities:

During 2003, iVillage acquired Cooperative Beauty Ventures, L.L.C. partially through the issuance of stock (see Note 7— Business Acquisitions and Dispositions).

During 2005 and 2004, iVillage disposed of fixed assets of approximately $2.3 million and $0.7 million, respectively.

During 2005 and 2004, iVillage reversed a purchase reserve previously established with respect to the Public Affairs Group, Inc. acquisition of approximately $33,000 against goodwill, respectively.

During 2004, iVillage took ownership of iVillage’s shares that were previously collateralized against a stockholder note receivable (see Note 14—Capital Stock—Treasury Stock).

During 2005 and 2004, iVillage received iVillage common stock in lieu of cash for the exercise of stock options (see Note 14—Capital Stock—Treasury Stock)

On January 7, 2005, iVillage acquired Healthology, Inc. partially through the issuance of iVillage common stock and options to purchase iVillage common stock (see Note 7— Business Acquisitions and Dispositions).

On April 8, 2005, iVillage acquired HealthCentersOnline, Inc. partially through the issuance of iVillage common stock (see Note 7— Business Acquisitions and Dispositions).

At December 31, 2005, fixed assets of approximately $0.6 million were included in accounts payable.

The accompanying notes are an integral part of these consolidated financial statements.

iVILLAGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation

iVillage is “the Internet for women” and consists of several online and offline media-based properties, including the iVillage.com Web site, or iVillage.com, Healthology Inc., or Healthology, HealthCentersOnline, iVillage Limited, operator of the iVillage.co.uk Web site, iVillage Consulting, The Virtual Mirror, Inc., operator of the GardenWeb.com Web site, or GardenWeb.com, the gURL.com Web site, or gURL.com, Promotions.com, Inc., Knowledgeweb, Inc., operator of the Astrology.com Web site, or Astrology.com, iVillage Parenting Network, Inc., or IVPN, and Public Affairs Group, Inc., or PAG. Following is a synopsis of certain of our operational activities, subsidiaries and divisions:

Subsidiary or Division	Operational Activity
iVillage.com	An online destination providing practical solutions on a range of topics and everyday support for women 18 years of age and over.

Healthology

Acquired on January 7, 2005, Healthology distributes physician-generated videos and articles providing health and medical information via the Healthology.com Web site, or Heathology.com, and a syndication network, and provides Web site creation and development services to healthcare related organizations.

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

On March 3, 2006, the Company signed a definitive Merger Agreement with NBC Universal, Inc. (see Note 16).

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of iVillage and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures About Segments of an Enterprise and Related Information”, or SFAS 131, segment information is being reported consistent with our method of internal reporting. In accordance with SFAS 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. iVillage is organized primarily by subsidiaries and divisions. iVillage’s subsidiaries and divisions have no operating managers that report to the chief operating decision maker. The chief operating decision maker reviews information at a consolidated results of operations level, although the chief operating decision maker does review revenue results of subsidiaries and divisions. As a result, iVillage’s discussion of revenue has been organized into separate subsidiaries and divisions, however, operating expenses and results of operations are discussed on a combined basis.

Revenue Recognition

iVillage.com

The discussion and analysis below related to iVillage.com also includes information related to our Healthology, HealthCentersOnline, iVillage Limited, Promotions.com, Inc., Substance.com, Women.com and GardenWeb.com subsidiaries and gURL.com, iVillage Consulting and iVillageSolutions divisions.

Revenues from iVillage.com, HealthCentersOnline, iVillage Limited, Substance.com, Women.com and gURL.com are derived primarily from the sale of sponsorship and advertising contracts. Sponsorship revenues are derived principally from contracts designed to support the customer’s broad marketing objectives, including brand promotion, awareness, product introductions and online research. Sponsorship agreements typically include the delivery of impressions on iVillage.com’s Web sites and occasionally the design and development of customized sites that enhance the promotional objectives of the sponsor. An impression is the viewing of promotional material on a Web page, which may include rich media and display or banner advertisements, links, buttons or other text or images. As part of a small number of sponsorship agreements, sponsors selling products may provide iVillage.com with a commission on sales of its products generated through iVillage.com’s Web sites. To date, amounts received from the sale of sponsor’s products have not been significant.

Advertising revenues are derived principally from short-term advertising contracts in which iVillage.com typically guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee or based on actual impressions delivered. Sponsorship and advertising revenues for fixed fee contracts that are both time and impression based are recognized ratably in the period in which the advertisement is displayed, provided that iVillage.com has no continuing obligations and the collection of the receivable is reasonably assured, at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight-line basis over the period of service. To the extent that minimum guaranteed impressions are not met, iVillage.com defers recognition of the corresponding revenues until the guaranteed impressions are achieved. Sponsorship and advertising revenues in which the customer specifies the timing of the delivery of impressions and payment is due upon delivery of impressions are recognized when the impressions are delivered and the collection of the receivable is reasonably assured. In certain instances the customer reports impression delivery to iVillage. These impression reports are compared to internal iVillage data for accuracy.

Sponsorship and advertising revenues are also derived from sponsored links appearing on an iVillage Web page that is based upon relevant content or a World Wide Web search query result. These revenues are earned on a cost per thousand impressions and/or a percentage of net advertising revenue and are recognized upon notification from the search engine provider.

Revenues from Healthology are also included in sponsorship and advertising revenues. Healthology’s revenues are derived primarily from contracts in which Healthology creates, provides and distributes health related content and streaming media. iVillage recognizes revenue from Healthology’s contracts straight-line over the expected period it provides services or upon completed contract when the content created is not owned or hosted by Healthology and when the collection of the receivable is reasonably assured.

Sponsorship and advertising revenues on iVillage.com were approximately $50.4 million for the year ended December 31, 2005, $25.3 million for the year ended December 31, 2004, and $20.0 million for the year ended December 31, 2003.

For contracts with multiple elements with standalone values, namely those that include delivered and undelivered products, iVillage allocates revenue to each element based on evidence of its fair value under the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, or EITF 00-21. Evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. iVillage recognizes revenue allocated to each element when the criteria for revenue set forth above are met.

Barter revenues generally represent exchanges by iVillage.com of advertising space on its Web sites for reciprocal advertising space on or traffic from other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered in accordance with EITF No. 99-17, “Accounting for Advertising Barter Transactions”. Fair value of advertisements delivered is based upon iVillage.com’s recent practice of receiving cash from similar advertisers. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are generally recognized when iVillage.com’s advertisements are displayed on the reciprocal Web sites or properties, generally in the same period as when advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are included as part of sales and marketing expenses. Revenues from barter transactions on iVillage.com were approximately $5.5 million for the year ended December 31, 2005, $4.5 million for the year ended December 31, 2004, and $3.7 million for the year ended December 31, 2003.

iVillage Consulting is a business unit within iVillage.com that provides production and back-end provisioning for customers, primarily Hearst, a related party, in need of these services. iVillage.com recognizes revenues from these services based upon a number of factors, including actual hours worked at negotiated hourly rates, completed contract or straight-line over the life of the contract. Revenues from iVillage Consulting were approximately $5.0 million for each of the years ended December 31, 2005 and 2004, and $3.2 million for the year ended December 31, 2003.

iVillage.com has received revenues from initiatives involving subscription-based properties, the sale of iVillage-branded products and services, the sale of third-party products, the licensing of portions of iVillage content and services, and the sale of research. Revenues from GardenWeb.com are included as part of iVillage.com’s subscriptions—based properties. iVillage.com recognizes revenues from these initiatives when products are shipped and/or provided to the customer, or straight-line over the life of the agreement and when the collection of the receivable is reasonably assured and no further obligation remains. Revenues through these offerings were approximately $1.8 million for the year ended December 31, 2005, $1.0 million for the year ended December 31, 2004, and $0.8 million for the year ended December 31, 2003.

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

Webstakes.com revenues are derived primarily from service contracts whereby Webstakes.com recognizes revenues based on either a “cost-per-click” or a “cost-per-action” pricing model. Webstakes.com recognizes revenue related to its cost-per-click pricing model when a user has been delivered to the customer’s Web site, the customer has reported such activity, and the collection of the corresponding receivable is reasonably assured. Revenue is recognized differently in a cost-per-action pricing model, which requires Webstakes.com to not only deliver the aforementioned user to a customer’s Web site, but also a specific user action such as purchasing a product or registering for more information as a member of the customer’s Web site in order for Webstakes.com to earn revenue. Webstakes.com recognizes revenue related to the cost-per-action pricing model when the specific action has been performed on its customer’s Web site, the customer has reported such activity to Webstakes.com, and the collection of the corresponding receivable is reasonably assured.

Revenues from Promotions.com, Inc. were approximately $5.2 million for the year ended December 31, 2005, $4.7 million for the year ended December 31, 2004, and $3.5 million for the year ended December 31, 2003.

Astrology.com

Revenues from Astrology.com consist of the sale of astrological charts and related products to users of the Astrology.com Web site. Astrology.com recognizes revenues from astrological product sales, net of any discounts, when products are delivered to customers, the collection of the receivable is reasonably assured and no further obligations remain. In addition, Astrology.com earns revenues through the licensing of its content and revenue share agreements. Astrology.com recognizes revenues from these products when the collection of the receivable is reasonably assured or as cash is received, and no further obligations remain. Revenues recorded by Astrology.com were approximately $5.1 million for the year ended December 31, 2005, $3.5 million for the year ended December 31, 2004, and $2.9 million for the year ended December 31, 2003.

IVPN

IVPN’s revenues have been derived primarily from advertising placements in IVPN’s publications and broadcasts of the Newborn Channel and the Newborn Channel-Spanish, (currently offered as an audio overlay to the Newborn Channel). In addition, sponsorship and advertising revenues are generated through a sampling and coupon program, which offers advertisers the ability to distribute samples, coupons and promotional literature to new and expectant parents. Sponsorship and advertising revenues are recognized on a straight-line basis over the period of service provided that IVPN has no continuing obligations and the collection of the receivable is reasonably assured. IVPN recognized sponsorship and advertising revenues of approximately $11.5 million for the year ended December 31, 2005, $11.4 million for the year ended December 31, 2004, and $12.2 million for the year ended December 31, 2003. IVPN also recognized barter revenues of approximately $0.2 million for the year ended December 31, 2003, with no comparable amounts recorded for the years ended December 31, 2005 and 2004.

IVPN also creates and distributes custom publications and mailings. Revenues from the sale of custom publications and mailings are recognized when IVPN completes its creative responsibilities and receives the appropriate approvals from the customer and/or through the distribution of the custom publications, provided that evidence of fair value is obtained at a minimum on the undelivered deliverable, the other requirements of EITF 00-21 are fulfilled, and the collection of the receivable is reasonably assured. IVPN recognized approximately $0.6 million for the year ended December 31, 2005, $5.9 million for the year ended December 31, 2004, and  $3.9 million for the year ended December 31, 2003, in revenues from custom publications and mailings.

IVPN charges an annual fee paid by hospitals for their receipt of broadcasts of the Newborn Channel. Contracts related to this fee typically range from three to five years in length. IVPN recognizes revenues from these fees ratably over the term of the agreement provided the collection of the receivable is reasonably assured. IVPN recognized approximately $1.7 million, $1.5 million and $0.3 million in such fees for the years ended December 31, 2005, 2004 and  2003, respectively.

PAG

Revenues from PAG are generated primarily through subscription-based programs that convey current best practices for both diversity issues in the workplace and corporate communications, the hosting of events, most notably an annual two-day summit and gala event that focuses on diversity and women, and consulting agreements. PAG recognizes revenue from subscriptions ratably over the term of the subscription agreement, from the events when the events are held, and from consulting agreements ratably over the term of the agreement or upon completion of the deliverable, provided the collection of the receivable is reasonably assured. Revenues from PAG were approximately $4.3 million for the year ended December 31, 2005 and $4.4 million for each of the years ended December 31, 2004 and 2003.

Customer Concentration

Revenues from iVillage’s five largest customers accounted for approximately 18% of total revenues for the year ended December 31, 2005 and 27% of total revenues for each of the years ended December 31, 2004 and 2003. In 2005, no one advertiser accounted for approximately 10% of total revenues. In 2004, one advertiser, Hearst, a related party, accounted for approximately 10% of iVillage’s total revenues and in 2003, Hearst accounted for approximately 11% of total revenues. No other single customer accounted for more than 10% of total revenues for each of the years ended December 31, 2004 and 2003. At December 31, 2005 and 2004, no single customer accounted for more than 10% of the total net accounts receivable.

The significance of revenues from any of our customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives. We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers. For example, during 2004 Wal-Mart indicated to us that they would no longer be utilizing IVPN to create and distribute custom publications used for baby promotions in Wal-Mart’s United States stores. Although Wal-Mart has never accounted for more than 10% of our total revenues on an annual basis, they have accounted for more than 10% of our total revenues on a quarterly basis.

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

Fair Value of Financial Instruments

The carrying amounts of iVillage’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

Capitalized Production Costs

iVillage capitalizes certain costs related to the creation and production of content associated with revenue contracts for Healthology. iVillage expenses these costs generally over the expected period of benefit. As of December 31, 2005, included in “Other current assets” on the Consolidated Balance Sheet was approximately $0.6 million in capitalized production costs .

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

Web Site Development Costs

iVillage accounts for Web site development costs in accordance with the provisions of EITF Issue No. 00-2, “Accounting for Web Site Development Costs”, or EITF 00-2, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Amortization of Web site development costs is provided for by the straight-line method over the estimated useful life of two years. The development costs capitalized for both years ended December 31, 2005 and 2004 were approximately $1.0 million. Amortization expense of Web site development costs was approximately $0.6 million, $0.1 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Impairment Assessment

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

Advertising Costs

Advertising costs are expensed as incurred and are included in the sales and marketing lines in the accompanying consolidated statements of operations. Advertising costs, including barter expense, included in sales and marketing were approximately $9.0 million for the year ended December 31, 2005,  $5.5 million for the year ended December 31, 2004, and $5.2 million for the year ended December 31, 2003. At both December 31, 2005 and 2004, approximately $0.3 million of advertising costs were prepaid.

Barter expense was approximately $5.5 million, $4.5 million and $4.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Foreign Currency Translation

iVillage’s consolidated financial statements are reported in U.S. dollars as that is the reporting currency. The Company’s foreign subsidiary, iVillage Limited, maintains its records in British Pounds, the currency of the country within which it operates. Under SFAS No. 52, “Foreign Currency Translation”, the British Pound is the functional currency. Accordingly, the balance sheet accounts of iVillage Limited are translated into U.S. dollars at the rate of exchange in effect as of the balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Translation adjustments are reported in accumulated other comprehensive income within stockholders’ equity. The cumulative effect of the foreign currency translation loss was approximately $47,000 at December 31, 2005.

Comprehensive Income

iVillage reflects its comprehensive income such as unrealized gains and losses on the Company’s foreign currency translation adjustments as a separate component of stockholders’ equity as required by SFAS No. 130, “Reporting

Comprehensive Income”. iVillage has not recorded the tax effects related to the currency translation adjustments because such adjustments relate to indefinite investments in international subsidiaries. Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $9.4 million and $2.7 million for the years ended December 31, 2005 and 2004, respectively. Comprehensive loss was approximately $27.1 million for the year ended December 31, 2003.

Income Taxes

iVillage recognizes deferred taxes by the asset and liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, or SFAS 109. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, iVillage considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. iVillage considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

iVillage has a full valuation allowance on its net deferred tax assets. If iVillage continues to generate pre tax income in future periods, we will assess the need for a reversal of the valuation allowance. Any such reversal may be material in the period in which the reversal is recorded. The decision to reverse the valuation allowance will, among other things, consider the profitability of iVillage in recent periods, as well as consideration of iVillage’s future profitability and available tax planning strategies.

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

Accrued Expenses

In the ordinary course of business, iVillage utilizes estimates to determine the accrual of certain operating expenses. These estimates are reviewed on an ongoing basis to determine the adequacy of these accruals. For the year ended December 31, 2005, iVillage reversed approximately $0.6 million of previous years’ accruals included in operating expenses, due to changes in estimates on services previously provided for and due to the reversal of a vacation accrual since earned vacation days are no longer eligible for carryforward to the following calendar year. For the year ended December 31, 2004, iVillage reversed approximately $0.4 million of previous years’ accruals included in operating expenses, due to changes in estimates and the renegotiation of a vendor contract in the second quarter of 2004 which had substantial changes in the terms and conditions from the original contract and provided for a one-time benefit of approximately $0.3 million. For the corresponding period in 2003, iVillage reversed, in total, approximately $0.7 million of accruals included in operating expenses due to changes in estimates on services previously provided for. These amounts were offset by additional accruals for various operating expenses.

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

Included in the December 31, 2005, 2004 and 2003 calculation of weighted average number of shares of common stock outstanding are 54,573 shares, 56,995 shares and 189,026 shares, respectively, which have not been issued. These shares are being held for former Women.com and Promotions.com, Inc. stockholders who have not yet exchanged their respective shares for shares of iVillage during the periods presented, but are entitled to do so.

Stock options and warrants in the amount of 1,006,659 shares and 2,486,900 shares for the years ended December 31, 2005 and 2004, respectively, were not included in the computation of diluted net income per share as they were anti-dilutive. Stock options and warrants in the amount of 12,441,160 for the year ended December 31, 2003 were not included in the computation of diluted net loss per share as they are anti-dilutive as a result of a net loss during the period presented.

	December 31,
	2005	2004	2003
	($ in thousands, except per share data)
Net income (loss)—as reported	$9,481	$2,746	$(27,129)
Weighted average shares of common stock outstanding—basic	72,307	65,054	55,772
Assumed conversion of dilutive securities	4,280	4,799	—
Weighted average shares of common stock outstanding—diluted	76,587	69,853	55,772
Basic net income (loss) per share	$0.13	$0.04	$(0.49)
Diluted net income (loss) per share	$0.12	$0.04	$(0.49)

Stock-Based Compensation

iVillage applies Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations in accounting for its stock option issuances, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. No compensation cost related to grants of stock options was reflected in iVillage’s net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In January 2005, in conjunction with the acquisition of Healthology (See Note 7 – Business Acquisitions), all outstanding options to purchase Healthology common stock were converted into options to purchase shares of iVillage common stock at a predetermined exchange ratio.  The fair value of the converted options as determined by the Black Scholes model was approximately $0.3 million. A deferred compensation charge of approximately $0.1 million was calculated as a portion of the converted options were unvested at the time of acquisition date and contained a continued service requirement. Compensation cost related to the converted Healthology options, as well as a modification of stock option terms in general, is measured at the fair value of iVillage’s common stock at the measurement date and is amortized to expense over the vesting period. Compensation costs related to the converted Healthology options was approximately $42,000 for the year ended December 31, 2005. Forfeitures related to the converted Healthology options were approximately $21,000 for year ended December 31, 2005.  Compensation costs related to the Chief Executive Officer’s employment agreement was approximately $0.2 million for the year ended December 31, 2005 (See Note 6 – Related Party Transaction – Employment Agreement).  The $0.2 million relates only to the restricted stock units as the CEO’s compensation package also includes other stock based compensation. Compensation cost related to the modification of stock option terms is measured at the quoted market price of iVillage’s common stock at the new measurement date and is amortized to expense over the remaining vesting period. For the year ended December 31, 2005, there was no compensation costs related to the modification of stock option terms. Compensation costs related to the modification of stock option terms was approximately $19,000 and $0.4 million for the years ended December 31, 2004 and 2003, respectively. If compensation cost for iVillage’s stock options, utilizing the Black Scholes model, had been determined based on the fair value of the stock options at the grant date for awards in 2005, 2004 and 2003 consistent with the provisions of SFAS 123, iVillage’s net income (loss) would have been adjusted to the pro forma amounts indicated below:

	December 31,
	2005	2004	2003
	($ in thousands, except per share data)
Net income (loss)—as reported	$9,481	$2,746	$(27,129)
Add: Stock-based compensation expense determined under APB 25, net of tax	201	19	395
Less: Stock-based compensation expense determined under SFAS 123, net of tax	(2,971)	(2,977)	(6,528)
Net income (loss)—pro forma	$6,711	$(212)	$(33,262)
Basic net income (loss) per share—as reported	$0.13	$(0.04)	$(0.49)
Diluted net income (loss) per share—as reported	$0.12	$(0.04)	$(0.49)

Basic and diluted net income (loss) per share—pro forma	$0.09	$(0.00)	$(0.60)

Because options vest over several years and additional option grants are expected to be made in future years, the above pro forma results may not be representative of the pro forma results for future years.

The weighted average assumptions used for grants made in 2005, 2004 and 2003 are as follows:

	Options granted during the year ended December 31,
	2005	2004	2003
Risk-free interest rate	3.91%	3.10%	2.74%
Expected option life	3.8 years	4 years	4 years
Dividend yield	0.00%	0.00%	0.00%
Volatility	69.04%	80.00%	101.00%

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

iVillage will adopt FAS 123(R) using the modified prospective method on January 1, 2006. iVillage is currently evaluating option valuation methodologies and assumptions in light of FAS 123(R), and the methodologies and assumptions iVillage ultimately use to adopt FAS 123(R) may be different than those currently applied. We estimate the expense for 2006 to be approximately $3.3 million exclusive of the charge related to the Chief Executive Officer’s performance units (see Note 6-Related Party Transactions-Employment Agreement) which require the use of the period ending underlying stock price and the lattice model to calculate. Currently, such an amount has not been determined. The estimated expense could change based upon the granting of additional awards, changes in forfeiture assumptions or due to changes in the value of certain awards that will be effected by the underlying stock price.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”, or SFAS 153. SFAS 153 eliminates an exception for nonmonetary exchanges of similar productive assets under APB Opinion No. 29, and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after September 15, 2005. The adoption of SFAS 153 did not have a material impact on its financial statements.

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

Note 3—Fixed Assets

Fixed assets consist of the following:

	December 31,
	2005	2004
	(in thousands)
Computer equipment	$18,165	$16,877
Capitalized software	5,830	4,654
Hospital video equipment	4,211	4,407
Leasehold improvements	7,141	6,058
Furniture and fixtures	2,624	2,594
Web site development costs	4,751	3,767
	42,722	38,357
Less, accumulated depreciation and amortization	(30,450)	(29,976)
	$12,272	$8,381

Depreciation and amortization of fixed assets was approximately $2.7 million, $2.5 million and $3.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In the second quarter of 2003, iVillage abandoned a portion of its New York leased real estate. In connection with the abandonment, iVillage recorded an impairment of fixed assets related to the leasehold improvements, net of accumulated amortization, of approximately $4.9 million and furniture and fixtures, net of accumulated depreciation, of approximately $0.3 million. In the third quarter of 2003, iVillage completed its renegotiation of its lease agreement with the landlord of its New York leased real estate under which iVillage abandoned fixed assets related to leasehold improvements, net of accumulated amortization, of approximately $1.4 million and transferred to the landlord furniture and fixtures, net of accumulated depreciation, of approximately $0.1 million. These amounts were included in the consolidated statements of operations in the caption, “Lease restructuring charge and related impairment of fixed assets.” (See Note 12—Lease Restructuring Charge and Related Impairment of Fixed Assets).

During the second quarter of 2003, iVillage restructured the business operations of Promotions.com (See Note 4—Goodwill) resulting in an impairment of computer equipment, net of accumulated depreciation, of approximately $0.7 million. This amount is included in the consolidated statements of operations in the caption, “Impairment of goodwill, intangible assets and fixed assets.”

Note 4—Goodwill

iVillage has adopted SFAS 142, which addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill not be amortized, but be tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.

In the second quarter of 2003, iVillage restructured the business operations of Reporting unit—4 by outsourcing most of the operations of the Promotions.com, Inc. business unit and by changing the Webstakes.com business model and, as a result, the fair value of Reporting unit—4 was less than the reporting unit’s carrying value and an impairment was recorded of approximately $2.6 million. This amount is included in the consolidated statements of operations in the caption, “Impairment of goodwill, intangible assets and fixed assets.”

In 2005, iVillage acquired Healthology, Inc., HealthCentersOnline, Inc. and iVillage Limited (See Note 7 – Business Acquisitions and Dispositions), and incurred approximately $6,000 of additional costs related to the acquisition of The Virtual Mirror, Inc., which was acquired in November 2004.

In December 2005, iVillage recorded an adjustment to the purchase price allocation for Reporting unit—3 of approximately $33,000 due to a reversal to previously established purchase accrual.

In December 2005, iVillage completed the annual impairment test and no impairment was recognized.

The following table sets forth the components of goodwill, net as of December 31, 2005 and December 31, 2004 (in thousands):

	December 31, 2004	Acquisition	Impairment losses	Adjustment to purchase accounting	December 31, 2005
Reporting unit—1	$19,778	$19,781	$—	$—	$39,559
Reporting unit—2	1,693	—	—	—	1,693
Reporting unit—3	1,770	—	—	(33)	1,737
Reporting unit—4	—	—	—	—	—
	$23,241	$19,781	$—	$(33)	$42,989

Reporting unit—1 includes iVillage Inc., Women.com Networks, Inc., Healthology, Inc., HealthCentersOnline, Inc., iVillage Limited, The Virtual Mirror, Inc., Knowledgeweb, Inc., and Cooperative Beauty Ventures, L.L.C.

Reporting unit—2 includes iVillage Parenting Network, Inc., Lamaze Publishing Company and iVillage Integrated Properties, Inc.

Reporting unit—3 includes Public Affairs Group, Inc.

Reporting unit—4 includes Promotions.com, Inc. consisting of the Promotions.com and Webstakes.com divisions.

Note 5—Intangible Assets

iVillage reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of

SFAS 144. During the second quarter of 2003, iVillage restructured the business operations of Reporting unit—4 (See Note 4—Goodwill) and, based on a evaluation, the fair value was determined to be less than the carrying amount of certain intangible assets, resulting in an impairment of approximately $0.7 million. This amount is included in the consolidated statements of operations in the caption, “Impairment of goodwill, intangible assets and fixed assets.”

During the third quarter of 2004, iVillage acquired the Web site, database structure and content of Astrology Corporation for $75,000.

On November 22, 2004, iVillage acquired 100% of the outstanding shares of common stock of The Virtual Mirror, Inc. In connection with this purchase, iVillage acquired intangible assets of a Web site, member lists and database content of approximately $0.3 million. (See Note 7—Business Acquisitions and Dispositions—The Virtual Mirror, Inc.).

In January 2005, iVillage acquired all of the outstanding equity of Healthology, Inc. In connection with this purchase, iVillage acquired intangible assets of content, customer contracts, domain names, technology and non-competition agreements of approximately $6.0 million (See Note 7—Business Acquisitions and Dispositions—Healthology, Inc.).

In April 2005, iVillage acquired all of the outstanding equity of HealthCentersOnline, Inc. In connection with this purchase, iVillage acquired intangible assets of content, customer contracts, trademarks and domain names and a non-competition agreement of approximately $5.2 million (See Note 7—Business Acquisitions and Dispositions—HealthCentersOnline, Inc.).

Also in April 2005, iVillage, through its subsidiary iVillage Limited, acquired from iVillage UK Limited, a subsidiary of Tesco Stores Limited, certain assets relating to the iVillage.co.uk Web site. In connection with this purchase, iVillage acquired intangible assets of customer relationships of approximately $0.7 (See Note 7—Business Acquisitions and Dispositions—iVillage UK Limited).

In July 2005, iVillage purchased certain proprietary software products and related technology, and the intellectual rights from Corsis Technology Services, Inc., or Corsis, to further expand its Promotions.com operations for $1.0 million.  In addition, Corsis was hired to further enhance and develop the software for an additional $1.0 million, which was completed in August 2005.

Identifiable intangible assets are amortized under the straight-line or accelerated method over the period of expected benefit ranging from one to ten years. The following table sets forth the components of the intangible assets subject to amortization for the years ended December 31, 2005 and December 31, 2004 (in thousands):

	Range	December 31, 2005				December 31, 2004
	of useful life	Gross carrying amount	Acquisitions	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Advertiser and member lists and customer contracts	2-10 years	$20,777	$4,604	$(16,804)	$8,577	$20,777	$(13,719)	$7,058
Trademarks and domain names	3 years	3,364	1,473	(3,711)	1,126	3,364	(3,200)	164
Licensing agreement	10 years	2,900	—	(1,845)	1,055	2,900	(1,555)	1,345
Technology	3 years	935	2,064	(1,190)	1,809	935	(821)	114
Non-competition agreements	1 year	810	202	(906)	106	810	(810)	—
Content	3-4 years	757	5,504	(2,428)	3,833	757	(606)	151
		$29,543	$13,847	$(26,884)	$16,506	$29,543	$(20,711)	$8,832

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was approximately $6.2 million, $3.5 million and $4.8 million, respectively.

Estimated amortization expense for the years ending December 31, are as follows (in thousands):

2006	$6,228
2007	5,857
2008	3,120
2009	1,301
2010	—
$16,506

Note 6—Related-Party Transactions

America Online, Inc, a division of Time Warner Inc.

America Online, Inc., a division of Time Warner Inc., or AOL, is a stockholder of iVillage. Additionally, a member of the board of directors was an employee of AOL through June 2004. Commencing with the fourth quarter of 2004, AOL is no longer reported as a related party.

During 2003, iVillage signed six advertising agreements with AOL to promote various AOL products. Of these six agreements, five were completed as of December 31, 2003 and the remaining agreement was completed in January 2004. In consideration of these services, AOL paid iVillage approximately $0.4 million in 2003, and approximately $0.1 million in 2004.

In 2004, AOL signed two contracts for various services offered by PAG, and iVillage signed two advertising agreements with AOL to promote various AOL products.

Included in the caption “Revenues-related parties” in the consolidated statements of operations is approximately $0.1 million for the year ended December 31, 2004 and approximately $0.5 million for the year ended December 31, 2003 relating to revenues recognized from AOL.

Hearst Communications, Inc.

As of December 31, 2005, Hearst owned approximately 25% of iVillage’s outstanding common stock.

On June 18, 2001, and as amended and restated on June 20, 2001, iVillage entered into a stockholder agreement with Hearst pursuant to which iVillage is required to appoint a maximum of three representatives of Hearst to separate classes of iVillage’s board of directors. The number of representatives from Hearst is determined by the amount of shares of iVillage’s common stock held by Hearst or its affiliates. Currently, Hearst has three designees on iVillage’s board of directors. The amended and restated stockholder agreement terminates on June 20, 2006 unless earlier terminated by iVillage and Hearst. Upon any early termination, any Hearst designees serving on iVillage’s board of directors must immediately resign.

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

The agreement also provided for revenue sharing between iVillage and Hearst with respect to advertising revenues obtained by iVillage from the Hearst magazine Web sites and other Web sites of iVillage containing substantial Hearst content. This revenue sharing arrangement required that iVillage pay Hearst a royalty payment, based on net advertising revenues, of at least $3.9 million during the three-year term of the agreement. This amount would have been reduced on a pro rata basis if Hearst failed to expend at least $5.0 million in production fees in any year of the agreement. Additionally, iVillage was entitled to a commission derived from the sale of Hearst magazine subscriptions made through iVillage’s network of Web sites. This commission was equal to thirty percent of gross revenues. The magazine content license and hosting agreement expired on June 18, 2004.

In July 2004, iVillage and Hearst entered into the 2004 Web Site Services Agreement that superseded and replaced the amended and restated magazine content license and hosting agreement. Pursuant to the agreement, which has a three-year term, Hearst will pay iVillage approximately $12.5 million over three years for hosting and production services related to Hearst magazine Web sites residing on iVillage.com. In addition, iVillage will receive a commission on magazine subscription sales. Hearst will receive a revenue share from iVillage on a percentage of the advertising sales from Hearst magazine Web sites hosted by iVillage. These commissions to and from Hearst will vary based on performance. The agreement may be terminated by either party immediately upon written notice to the other party in the event of a bankruptcy, insolvency or a change of control of the other party.

In December 2003, iVillage signed the 2003 Web Site Services Agreement pursuant to which Hearst would pay approximately $1.8 million for maintenance and hosting services for three teen sites: Seventeen.com, CosmoGirl.com and Teen.com. The agreement was amended on February 6, 2006 (See Note 16—Subsequent Events).

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

Revenues, net of royalty payments, from Hearst, were approximately $5.7 million for the year ended December 31, 2005, $6.9 million for the year ended December 31, 2004, and $6.3 million for the year ended December 31, 2003. As of December 31, 2005, iVillage recorded a net receivable of approximately $0.3 million, and as of December 31, 2004, iVillage recorded a net receivable of approximately $0.4 million from this stockholder.

Catalyst Group Design, Inc.

Our Senior Vice President and Editor in-Chief is the spouse of the Chief Executive Officer of Catalyst Group Design, Inc., or Catalyst Group Design. In 2004, iVillage entered into several agreements totaling approximately $0.3 million with Catalyst Group Design, for services related to the redesign of iVillage’s Web site and several revenue contracts of iVillage.

In 2005, iVillage entered into one agreement with Catalyst Group Design for services related to the redesign of iVillage’s Astrology.com Web site for approximately $0.1 million. To date, iVillage has capitalized approximately $0.1 million of these fees as Web site development costs. As of December 31, 2005, approximately $0.1 million was included in prepaid expenses. For the year ended December 31, 2005 and 2004, approximately $0.1 million was expensed, respectively. As of December 31, 2005 and 2004, iVillage owed Catalyst Group Design approximately $0.1 million, respectively.

Waterfront Media, Inc.

Our Chief Executive Officer and another board member of iVillage, Habib Kairouz, both serve on the board of directors of one of our customers, Waterfront Media Inc., or Waterfront Media. Our Chief Executive Officer owns less than one percent of Waterfront Media’s fully diluted securities. As a Managing Partner of Rho Capital Partners, Inc., Habib Kairouz may be deemed to have indirect beneficial ownership of approximately 31% of Waterfront Media’s fully diluted voting securities as a result of shares owned directly by affiliates of Rho Capital Partners, Inc.

In 2004, iVillage signed nine advertising agreements with Waterfront Media, of which all except one was completed by December 31, 2004. In 2003, iVillage signed five advertising agreements with Waterfront Media, all of which were completed as of December 31, 2003. Revenues from Waterfront Media were approximately $0.1 million for the year ended December 31, 2005, approximately $0.3 million for the year ended December 31, 2004, and approximately $0.2 million for the year ended December 31, 2003. At December 31, 2004, iVillage was owed a receivable of approximately $44,000. There was no receivable owed to iVillage at December 31, 2005.

In addition, in 2004, iVillage signed an agreement with Waterfront Media, whereby iVillage was given the right to purchase Waterfront Media’s advertising inventory with the ability to resell the advertising inventory to third parties. The agreement also grants iVillage the right to count Waterfront Media’s page views as part of iVillage’s reported metrics. This agreement, as amended, expired in April 2005.

Employment Agreement

In August 2005, iVillage and its CEO, entered into an employment agreement which expires in May 2008. The agreement provides for a salary increase, bonus potential and a stock option grant of 567,000 shares which vests in three equal installments over three years. In addition, the CEO will be awarded a grant of 50,000 restricted stock units on or about January 1, 2006, June 30, 2006 and June 30, 2007, which all vest on May 31, 2008, and 100,000 performance units on January 1, 2006 which will also vest on May 31, 2008. In December 2005, the employment agreement was amended whereby the CEO waived any entitlement to a fiscal year 2005 annual cash bonus and the share price conditions in the performance units were modified to provide that no value from the performance units will be received by the CEO if the Company’s share price is less than $9.00 on the date of vesting of the performance units. In return, the amount of restricted stock units to be awarded to the CEO in January 2006, June 2006 and June 2007, respectively, was increased from 50,000 to 70,000 per grant. The restricted stock units and the performance units entitle the CEO to cash payments based on the fair market value of iVillage’s common stock on the vesting date. The restricted stock unit and performance stock unit awards are recorded as a liability equal to the fair value of the obligation. Changes to the underlying fair market value of the stock during the vesting period are included in the calculation of the expense. For the year ended December 31, 2005, the expense related to the restricted stock units was approximately $0.2 million and is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. No expense was recorded for the performance stock unit awards, as iVillage’s common stock price was not greater than or equal to $9.00 at December 31, 2005.

Stockholder Note Receivable

In June 1998, iVillage accepted a non-recourse promissory note in the principal amount of $0.5 million (the “Note”) from its then chief executive officer (“Former CEO”). The Note was collateralized by 20,000 shares of iVillage’s common stock owned by the Former CEO and were held by iVillage. Interest was payable annually on December 31 of each year, commencing December 31, 1998, at the rate of 5.58%. During 2000, the maturity date of the outstanding principal balance on the Note was extended to December 31, 2002, from the initial maturity date of June 5, 2001.

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

The Note was recorded as a stockholder note receivable and classified as a reduction of equity. Payments received for interest totaled approximately $7,000 in 2004 and $21,000 in 2003.

During 2004, iVillage received approximately $0.2 million in cash for the repayment of other stockholder notes.

Note 7—Business Acquisitions and Dispositions

Cooperative Beauty Ventures, L.L.C.

In October 2003, iVillage purchased the remaining 19.9% ownership interest of Cooperative Beauty Ventures, L.L.C. from Unilever for approximately $0.7 million, resulting in such entity being wholly-owned by iVillage. The aggregate purchase price consisted of approximately $0.2 million in cash and 200,000 shares of iVillage’s common stock. (See Note 14—Capital Stock—Treasury Stock). The difference in the purchase price of the 19.9% and the net assets acquired of approximately $0.5 million was allocated to goodwill and intangible assets of advertiser and member lists and customer contracts and technology. (See Note 4—Goodwill and Note 5—Intangible Assets).

The Virtual Mirror, Inc.

On November 22, 2004, iVillage acquired all of the outstanding stock of The Virtual Mirror, Inc., whose primary asset is GardenWeb.com, a leading community of gardeners, offering content, web forums, community exchanges, and reference tools focused on horticulture. The purchase price was approximately $0.9 million. The difference between the purchase price and the fair value of the acquired net assets of The Virtual Mirror, Inc. of approximately $0.7 million was recorded as goodwill (See Note 4—Goodwill). In 2005, additional goodwill of approximately $6,000 was recorded due primarily to additional transaction costs.

No pro forma information is included as the acquisition of The Virtual Mirror, Inc. would not have had a material impact on the consolidated results of operations of iVillage.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

Working capital	$(25)
Web site	137
Content	82
Members lists	50
Goodwill	699
$943

Healthology, Inc.

On January 7, 2005, iVillage acquired all of the outstanding equity of Healthology, a privately held company that is a leading producer and distributor of physician-generated video- and article-based health and medical information (via the internet). The aggregate purchase price, inclusive of closing costs of approximately $0.6 million, was approximately $17.5 million consisting of approximately $16.0 million in cash, 205,908 shares of iVillage’s common stock with the fair value of $1.2 million based on the five day closing price of iVillage’s common stock as reported by the NASDAQ National Market on the two days prior to, the day of and the two days following the acquisition date, and $0.3 million of common stock options (See Note 1-Organization and Basis of Presentation-Stock Based Compensation). Approximately $1.7 million of the purchase price was deposited into an escrow fund to cover possible indemnification claims. Approximately $0.6 million of the escrow fund, representing the cash portion, is eligible for release after 18 months, with the remaining portion, consisting solely of stock, eligible for release after 24 months. The difference between the purchase price and the fair value of the acquired net assets of Healthology of approximately $13.6 million was recorded as goodwill (See Note 4-Goodwill). In the second quarter of 2005, approximately $0.3 million of additional goodwill was recorded due primarily to additional transaction costs and to record additional pre-acquisition liabilities. In the third quarter of 2005, goodwill was reduced by approximately $0.1 million to record additional pre-acquisition other current assets. In the fourth quarter 2005, goodwill was increased by approximately $0.1 million primarily to record additional pre-acquisition liabilities. All amounts are reflected in the below table.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

Cash	$1,788
Accounts receivable	2,121
Other current assets	204
Accounts payable and accrued expenses	(1,079)
Deferred revenue	(5,481)
Deferred compensation	80

Fixed assets	54
Content	2,914
Customer contracts	1,884
Domain names	913
Non-competition agreement	181
Technology	64
Goodwill	13,894
$17,537

A portion of the content intangible asset acquired is being amortized on an accelerated basis to better match the period of economic benefit. The amortization expense relating to the acquired intangible assets has no associated tax impact since the acquisition of Healthology was a stock purchase and any acquired intangible assets would not be deductible for tax purposes.   In addition, goodwill is not tax deductible.   No pro forma information is included as the acquisition of Healthology would not have had a material impact on the consolidated results of operations of iVillage.

HealthCentersOnline, Inc.

On April 8, 2005, iVillage acquired all of the outstanding equity of HealthCentersOnline, Inc., a privately-held, online destination for physician-edited information on health conditions, treatments and preventative care for patients. The aggregate purchase price, inclusive of closing costs of approximately $0.2 million, was approximately $12.2 million, consisting of approximately $11.2 million in cash and 166,945 shares of iVillage common stock with a fair value of $1.0 million based on the five day closing price of iVillage’s common stock as reported by the NASDAQ National Market on the two days prior to, the day of and the two days following the announcement date. $1.8 million of the purchase price was deposited into an escrow fund to cover possible indemnification claims and is eligible for release after 18 months. The difference between the purchase price and the fair value of the acquired net assets of HealthCentersOnline of approximately $5.9 million was recorded as goodwill (See Note 4—Goodwill). In the third quarter of 2005, approximately $0.1 million of additional goodwill was recorded due primarily to additional transaction costs and to record additional pre-acquisition liabilities. In the fourth quarter of 2005, goodwill was reduced by approximately $32,000 to adjust pre-acquisition liabilities. All amounts are reflected in the table below.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

Cash	$1,740
Accounts receivable	635
Other current assets	76
Other assets	26
Accounts payable and accrued expenses	(1,078)
Deferred revenue	(446)
Fixed assets	155
Content	2,590
Customer contracts	2,052
Trademarks/Domain names	560
Non-competition agreement	21
Goodwill	5,880
$12,211

A portion of the customer contracts intangible asset acquired is being amortized on an accelerated basis. The amortization expense relating to the acquired intangible assets has no associated tax impact since the acquisition of HealthCentersOnline was a stock purchase and any acquired intangible assets would not be deductible for tax purposes.   In addition, goodwill is not tax deductible.

The accompanying unaudited pro forma summary represents consolidated results of operations for iVillage as if the acquisition of HealthCentersOnline had been consummated on January 1, 2004. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of iVillage.

	2005	2004

Total revenues	$92,062	$70,631
Net income	$9,433	$1,868
Basic net income per share	$0.13	$0.03
Diluted net income per share	$0.12	$0.03

iVillage Limited

On April 29, 2005, iVillage, through its subsidiary, iVillage Limited, acquired from iVillage UK Limited, a subsidiary of Tesco, the iVillage.co.uk Web site and certain related assets. The purchase price, inclusive of closing costs, was approximately $0.6 million and was structured as an asset purchase. In connection with the acquisition, iVillage UK Limited and iVillage terminated a license agreement pursuant to which iVillage previously licensed content and certain other intellectual property to iVillage UK Limited (See Note 9 – Deferred Gain on Sale of Joint Venture Interest).

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as follows (in thousands):

Working capital	$(22)
Fixed assets	15
Customer relationships	668
$661

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

Note 8—Detail of Certain Balance Sheet Accounts

	2005	2004
	(in thousands)
Other current assets:
Prepaid publication costs	$1,450	$1,145
Prepaid expenses, other	1,414	1,743
Prepayment of outsourced information technology services	829	—
Due from Corsis Technology Services, Inc	652	—
Prepaid production costs	604	—
Prepaid advertising	303	341
Other	122	156
Due from affiliate	—	355
	$5,374	$3,740
Accounts payable and accrued expenses:
Accounts payable	$4,508	$3,882
Sales commissions, payroll, bonus, related benefits and consultants	1,768	1,283
Professional fees	1,035	1,194
Service providers	438	192
Advertising expenses	342	287
Income, corporate, real estate and sales taxes	527	382
Other	3,117	2,922
	$11,735	$10,142

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

All monies received by iVillage under the license agreement were classified as other income and were included in the condensed consolidated statements of operations as a gain on sale of joint venture interest. iVillage has earned approximately $0.1 million for the year ended December 31, 2005, approximately $0.4 million for the year ended December 31, 2004, and approximately $0.6 million for the year ended December 31, 2003 for services provided. As of December 31, 2005, iVillage was owed no amount and at December 31, 2004, iVillage was owed approximately $0.1 million for license fees.

Note 10—Discontinued Operations

As of December 31, 2004 approximately $24,000 of current liabilities of discontinued operations are included in the caption “Other current liabilities” in the consolidated balance sheets. As of December 31, 2005, there was no comparable amount. During 2005 and 2004 approximately $24,000 and $0.1 million was reversed from a previously established reserve, due to a change in estimate, and is included in the consolidated statements of operations as a gain on discontinued operations, respectively.

Note 11—Stock Option and Purchase Plans

1995 Amended and Restated Employee Stock Option Plan

In 1995, iVillage’s board of directors and stockholders adopted iVillage’s 1995 Amended and Restated Employee Stock Option Plan, as amended, or the ESOP. The ESOP provides for the granting, at the discretion of the compensation committee of the board of directors, or the Committee, of: (i) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, to employees and (ii) options not intended to so qualify to employees, officers, consultants and directors. The total number of shares of common stock for which options may be granted under the ESOP is 1,802,549.

The exercise price of all stock options granted under the ESOP is determined by the Committee at the time of grant. The maximum term of each option granted under the ESOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the Committee shall provide in the terms of each individual option. The ESOP also provides for all outstanding and unvested options to become fully vested upon the occurrence of certain conditions, including a merger of iVillage with or into another corporation.

The exercise price of all of the options under the ESOP ranges from $0.56-$35.94, and is determined based upon the fair market value of iVillage’s common stock on the date of grant. Generally, the options vest 25% after one year, 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 5-10 years from the date of grant.

As of December 31, 2005, there were no shares available for future grants under the ESOP.

1997 Amended and Restated Acquisition Stock Option Plan

In May 1997, iVillage’s board of directors and stockholders adopted iVillage’s 1997 Amended and Restated Acquisition Stock Option Plan, as amended, or the ASOP. The ASOP provides for the granting, at the discretion of the Committee of: (i) options that are intended to qualify as incentive stock options, within the meaning of the Code, to directors who are employees of iVillage or any of its subsidiaries, or as part of one or more of such acquisitions and (ii) options not intended to so qualify to employees, officers, consultants and directors of iVillage, or as part of one or more of such acquisitions. The total number of shares of common stock for which options may be granted under the ASOP is 360,726.

The exercise price of all stock options granted under the ASOP is determined by the Committee at the time of grant. The maximum term of each option granted under the ASOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the Committee shall provide in the terms of each individual option. The 1997 ASOP also provides for all outstanding and unvested options to become fully vested upon the occurrence of certain conditions, including a merger of iVillage with or into another corporation.

Generally, the options vest 25% after one year, 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 7-10 years from the date of grant. The exercise price of all of the options under the ASOP ranges from $1.76 to $5.10, and is determined based upon the fair market value of iVillage’s common stock on the date of grant.

As of December 31, 2005, 12,409 shares were available for future grants under the ASOP.

1999 Employee Stock Option Plan

In 1999, iVillage’s board of directors and stockholders adopted iVillage’s Amended and Restated 1999 Employee Stock Option Plan, as amended, or the 1999 ESOP. The 1999 ESOP provides for the granting, at the discretion of the Committee, of: (i) options that are intended to qualify as incentive stock options, within the meaning of the Code, to employees and (ii) options not intended to so qualify to employees, officers, consultants, and directors. The total number of shares of common stock for which options may be granted under the 1999 ESOP is 2,840,163.

The exercise price of all stock options granted under the 1999 ESOP is determined by the Committee at the time of grant. The maximum term of each option granted under the 1999 ESOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the Committee shall provide in the terms of each individual option. The 1999 ESOP also provides for all outstanding and unvested options to become fully vested upon the occurrence of certain conditions, including a merger of iVillage with or into another corporation.

The exercise price of all of the options under the 1999 ESOP ranges from $0.57-$72.94, and is determined based upon the fair market value of iVillage’s common stock on the date of grant. Generally, the options vest 25% after one year, 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 5-10 years from the date of grant.

As of December 31, 2005, there were 155,718 shares available for future grants under the 1999 ESOP.

1999 Acquisition Stock Option Plan

In 1999, iVillage’s board of directors and stockholders adopted iVillage’s 1999 Acquisition Stock Option Plan, as amended, or the 1999 ASOP. The 1999 ASOP provides for the granting, at the discretion of the Committee, of: (i) options that are intended to qualify as incentive stock options, within the meaning of the Code, to employees of iVillage or any of its subsidiaries, or as part of one or more of such acquisitions and (ii) options not intended to so qualify to employees, officers, consultants, and directors of iVillage, or as part of one or more of such acquisitions. The total number of shares of common stock for which options may be granted under the 1999 ASOP is 333,333.

The exercise price of all stock options granted under the 1999 ASOP is determined by the Committee at the time of grant. The maximum term of each option granted under the 1999 ASOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the Committee shall provide in the terms of each individual option. The 1999 ASOP also provides for all outstanding and unvested options to become fully vested upon the occurrence of certain conditions, including a merger of iVillage with or into another corporation.

Generally, the options vest 25% after one year, 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 7-10 years from the date of grant. The exercise price of all of the options under the 1999 ASOP ranges from $1.24-$24.00, and is determined based upon the fair market value of iVillage’s common stock on the date of grant.

As of December 31, 2005, there were 52,472 shares available for future grants under the 1999 ASOP.

1999 Non-Qualified Stock Option Plan

In 1999, iVillage’s board of directors adopted iVillage’s 1999 Non-Qualified Stock Option Plan (as amended, the “NQSOP”). The NQSOP provides for the granting, at the discretion of the Committee, of options to employees. The total number of shares of common stock for which options may be granted under the NQSOP is 5,682,000.

The exercise price of all stock options granted under the NQSOP is determined by the Committee at the time of grant. The maximum term of each option granted under the NQSOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the Committee shall provide in the terms of each individual option. The NQSOP also provides for all outstanding and unvested options to become fully vested upon the occurrence of certain conditions, including a merger of iVillage with or into another corporation.

The exercise price of all of the options under the NQSOP ranges from $0.57-$25.38, and is determined based upon the fair market value of iVillage’s common stock on the date of grant. The options vest 25% after one year, and then 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 10 years from the date of grant.

As of December 31, 2005, there were 181,455 shares available for future grants under the NQSOP.

Director Option Plan

In 1999, iVillage’s board of directors and stockholders adopted iVillage’s 1999 Director Option Plan, or DOP. The DOP provides for the automatic grant of 1,666 non-qualified stock options to non-employee members of iVillage’s board of directors on the date of each annual stockholders’ meeting. The total number of shares of common stock for which options may be granted under the DOP is 133,333.

The exercise price of all stock options granted under the DOP is the fair market value at the time of grant. The maximum term of each option under the DOP is 10 years from the date of grant. The ESOP also provides for all outstanding and unvested options to become fully vested upon the occurrence of certain conditions, including a merger of iVillage with or into another corporation.

The exercise price of all of the options under the DOP ranges from $1.07-$25.38, and is determined based upon the fair market value of iVillage’s common stock on the date of grant. Generally, the options vest 25% on each anniversary of the grant date and expire 10 years from the date of grant.

As of December 31, 2005, 112,925 shares were available for future grants under the DOP.

2001 Non-Qualified Stock Option Plan

In 2001, iVillage’s board of directors adopted iVillage’s 2001 Non-Qualified Stock Option Plan, as amended, or the 2001 NQSOP. The 2001 NQSOP provides for the granting, at the discretion of the Committee, of options to employees. The total number of shares of common stock for which options may be granted under the 2001 NQSOP is 2,000,000.

The exercise price of all stock options granted under the 2001 NQSOP is determined by the Committee at the time of grant. The maximum term of each option granted under the 2001 NQSOP is 10 years from the date of grant. Options shall become exercisable at such times and in such installments as the Committee shall provide in the terms of each individual option. The 2001 NQSOP also provides for all outstanding and unvested options to become fully vested upon the occurrence of certain conditions, including a merger of iVillage with or into another corporation.

The exercise price of all of the options under the 2001 NQSOP ranges from $0.70-$7.62, and is determined based upon the fair market value of iVillage’s common stock on the date of grant. The options vest 25% after one year, and then 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 10 years from the date of grant.

As of December 31, 2005, there were 156,776 shares available for future grants under the NQSOP.

Healthology, Inc. Stock Option Plan

The Healthology, Inc. Stock Option Plan, as amended through January 7, 2005, or the HSOP, provides for the granting to eligible employees and consultants to Healthology, as well as future employees and consultants to iVillage, options to purchase iVillage’s common stock. As part of the acquisition of Healthology, all options granted under the HSOP which were outstanding as of the effective time of the merger on January 7, 2005, ceased  to represent a right to acquire Healthology common stock and constituted an option to acquire iVillage common stock in substitution of the former Healthology options. The exercise price of each iVillage option substituted for a former Healthology option equals the exercise price of each former Healthology option divided by 1/10.6067. Similarly, the number shares of iVillage common stock which can be purchased upon the exercise of each iVillage option equals the number of shares subject to each former Healthology option multiplied by 1/10.6067. Further, all future options grants under the Stock Option Plan will represent rights to acquire iVillage common stock. The total number of shares of common stock for which options may be granted under the HSOP is 471,400.

The exercise price of all of the options under the HSOP ranges from $1.07-$13.26, and is determined based upon the fair market value of iVillage’s common stock on the date of grant for options granted after January 7, 2005. For options granted prior to January 7, 2005, the exercise price is determined per the above paragraph. The options vest 25% after one year, and then 0.0625% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 0.0625% every quarter, and expire 10 years from the date of grant. The HSOP also provides for all outstanding and unvested options to become fully vested upon the occurrence of certain conditions, including the requisite approval by the board of directors and the stockholders of iVillage to merge with or into another corporation for a price per share determined by iVillage’s board of directors to be the fair market value.

As of December 31, 2005, there were 243,264 shares available for future grants under the HSOP.

A summary of the status and activity of all of iVillage’s stock option plans is as follows:

	Options	Weighted Average Exercise Price Per Share
Outstanding, January 1, 2003	10,685,745	$4.74
Granted	2,110,300	$2.36
Exercised	(685,188)	$1.28
Expired/Canceled	(1,774,979)	$6.82
Outstanding, December 31, 2003	10,335,878	$4.20
Granted	1,177,000	$5.80
Exercised	(1,672,226)	$1.51
Expired/Canceled	(747,402)	$4.52
Outstanding, December 31, 2004	9,093,250	$4.88
Granted	1,135,560	$6.52
Exercised	(691,760)	$2.12
Expired/Canceled	(1,122,696)	$12.17
Outstanding, December 31, 2005	8,414,354	$4.35

Options exercisable at December 31, 2003	6,481,486	$5.51
Options exercisable at December 31, 2004	6,110,232	$5.57
Options exercisable at December 31, 2005	5,958,134	$4.01

Information about stock options outstanding as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Actual Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$0.56—$0.70	149,750	5.10	$0.63	97,562	$0.63
$0.85—$1.26	1,799,199	3.20	$1.20	1,793,665	$1.20
$1.29—$1.90	2,088,593	3.80	$1.51	1,938,797	$1.49
$1.95—$2.82	862,772	7.50	$2.71	407,328	$2.69
$2.98—$4.14	207,750	2.00	$3.51	202,811	$3.50
$5.00—$7.50	2,531,580	7.00	$5.91	963,261	$5.67
$7.62—$10.61	310,879	7.30	$7.72	90,879	$7.95
$13.26—$19.19	152,542	2.10	$16.17	152,542	$16.17
$21.00—$29.75	271,405	1.50	$25.00	271,405	$25.00
$33.56—$44.25	39,050	0.70	$38.53	39,050	$38.53
$72.94—$72.94	834	0.30	$72.94	834	$72.94
$0.56—$72.94	8,414,354	5.00	$4.35	5,958,134	$4.01

1999 Employee Stock Purchase Plan

We adopted the 1999 Employee Stock Purchase Plan, or 1999 ESPP, in December 1998, and reserved 83,333 shares of our common stock for issuance thereunder. As of December 31, 2005, however, no shares have been issued under the 1999 ESPP. The 1999 ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, or the Code, is administered by the Committee. Under the 1999 ESPP, we may withhold a specified percentage (not to exceed 15%) of each salary payment to participating employees over certain offering periods. Any employee who is employed for at least 20 hours per week for at least five consecutive months in a calendar year, with or by us or by one of our majority-owned subsidiaries, is eligible to participate in the 1999 ESPP. Unless the Committee determines otherwise, each offering period runs for 24 months and is divided into four consecutive purchase periods of approximately six months.

The price at which our common stock may be purchased under the 1999 ESPP is equal to 85% of the fair market value of our common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. Participants may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. The maximum number of shares that a participant may purchase on the last day of any offering period is determined by dividing the payroll deductions accumulated during the purchase period by the purchase price. However, no person may purchase shares under the 1999 ESPP to the extent such person would own 5% or more of the total combined value or voting power of all classes of our capital stock or of any of our subsidiaries, or to the extent that such person’s rights to purchase stock under all employee stock purchase plans would accrue at a rate that exceeds $25,000 worth of stock for any calendar year. The board of directors may amend the 1999 ESPP at any time. The 1999 ESPP will terminate in December 2009, unless terminated earlier in accordance with its provisions.

401(k) Plan

iVillage offers its eligible employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each eligible employee is allowed to contribute, on a tax-deferred basis, a portion of annual earnings not to exceed certain federal income tax limitations. iVillage may contribute at iVillage’s discretion, a percentage of the participant’s pre-tax contribution. Additionally, iVillage may elect to make a profit-sharing contribution, at its discretion. No contributions were made by iVillage for the years ended December 31, 2005, 2004 and 2003, respectively.

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

In July 2003, iVillage entered into a lease amendment with the landlord of its New York headquarters that became effective on August 15, 2003. The lease amendment provided for a reduction in leased space, as well as a reduction in rent per square foot. In connection with the lease amendment, iVillage surrendered the approximately $8.5 million classified as restricted cash to the landlord, resulting in a lease restructuring charge of approximately $4.7 million and prepaid rent of $3.7 million, which will be amortized over the remaining life of the lease. In addition, iVillage expensed fixed assets of approximately $1.5 million that were transferred to the landlord (See Note 3—Fixed Assets), reduced the liability for deferred rent, associated with the reduction in leased space, by approximately $0.6 million and reversed the remaining lease restructuring liability of approximately $0.6 million. These amounts are included in the consolidated statements of operations in the caption, “Lease restructuring charge and related impairment of fixed assets”.

Note 13—Commitments and Contingencies

Leases

iVillage leases office and equipment, under non-cancelable operating leases expiring at various dates through April 2015. Effective July 1, 2005, iVillage amended its New York lease to add 14,668 square feet, in which iVillage has consolidated its Healthology and IVPN subsidiaries. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of December 31, 2005 for the next five years:

Year ending December 31:	(in thousands)
2006	$2,485
2007	2,208
2008	2,190
2009	2,013
2010	1,948
Thereafter	6,242
$17,086

Rent expense from operations was approximately $2.8 million, $2.3 million and $3.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. iVillage recognizes rent expense associated with its New York office on a straight-line basis.

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

In September 2005, iVillage outsourced certain of its information technology services functions to Corsis.  The agreement expires in August 2010 and can be extended for up to five successive one year periods by iVillage.  Under this agreement, iVillage will pay Corsis approximately $3.3 million in year one, approximately $2.8 million in year two and approximately $2.5 million a year for years three through five.  The aggregate amount of the contract will be expensed utilizing the straight-line method as the services will be performed evenly over the term.

In December 2005, iVillage expanded the scope of outsourced information technology services functions to Corsis to encompass the oversight of the technical functions at three of our subsidiaries. In consideration, iVillage will pay Corsis an additional approximate $0.3 million per quarter from January 1, 2006 through December 31, 2007. Thereafter,  Corsis will receive an additional approximate $0.2 million per quarter through the end of the contract. (See Note 16 — Subsequent Events—Corsis Technology Services, Inc.).

Litigation

In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2005 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition any monetary liability or financial impact to iVillage from these matters would not be material to iVillage’s results of operations and financial condition.

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

 iVillage believes, based upon the advice of outside legal counsel, that the aforementioned lawsuit and claims asserted against iVillage and its subsidiary pursuant to these complaints are without merit and iVillage intends to vigorously defend against these claims.  If the proposed settlement in the initial public offering “laddering” cases is ultimately not approved by the courts, defending against these claims could require the expenditure of significant financial and managerial resources, which could harm the business.

On August 16, 2005, a complaint was filed in the United States District Court for the Northern District of California against iVillage and its subsidiary, Knowledgeweb, Inc, or Knowledgweb, on behalf of Kelli and David Fox. Mr. and Mrs. Fox are the founders of Astrology.com, an online astrological information services Web site that iVillage acquired in 1999, and are parties to several agreements with iVillage related to such acquisition. Mr. and Mrs. Fox were also employees of iVillage until 2003. The complaint set forth ten causes of action for (1) breach of contract; (2) trademark infringement under the Lanham Act; (3) common law trademark infringement; (4) federal dilution; (5) California state law dilution; (6) federal false advertising; (7) California false advertising; (8) cybersquatting; (9) violation of the right of publicity; and (10) California state unfair competition. The complaint sought a permanent injunction, enjoining iVillage and Knowledgeweb from infringing the KELLI FOX mark, among other things; assignment of the KELLI FOX trademark registrations; cancellation of the kellifox.com domain name; an order declaring the Marketing Agreement void; compensatory, treble and punitive damages; and attorneys’ fees.

iVillage and Knowledgeweb responded to the complaint on October 4, 2005 and made a motion to dismiss the claims for failure to state a claim upon which relief could be granted and for lack of subject matter jurisdiction.  On November 23, 2005, the Court entered an order granting the motion made by iVillage and Knowledgeweb and dismissing the complaint in its entirety for failure to state a federal claim for lack of subject matter jurisdiction. The Court did not address the merits of the Foxs’ California law claims.

On December 1, 2005, the Foxs filed an action against iVillage and Knowledgeweb in the Superior Court of the State of California asserting claims for breach of contract, violation of the right of publicity, state law false advertising and unfair competition under California state law. On January 19, 2006, iVillage and Knowledgeweb filed a demurrer to the complaint, seeking dismissal of all claims. As a companion motion, they also filed a Motion to Strike various allegations in the complaint that had been improperly asserted.  Arguments were heard on these motions on March 8, 2006. The Court granted the motion with leave to amend, but otherwise denied the motions made by iVillage and Knowledgeweb. An amended complaint is due to be filed 10 days after the Court enters its order on the motion. Document requests and interrogatories directed to iVillage and Knowledgeweb, dated March 8, 2006, have been served by the Foxs. Our response is due on April 11, 2006.

On January 19, 2006, iVillage and Knowledgeweb commenced a lawsuit in the Supreme Court of the State of New York, New York County, by filing an action against the Foxs asserting a cause of action for breach of contract. The Foxs moved to dismiss the Complaint by motion dated February 17, 2006. iVillage and Knowledgeweb opposed that motion on March 2, 2006. The motion was submitted to the Court on March 9, 2006. No date for oral argument has been set.

iVillage and Knowledgeweb intend to defend and pursue the aforementioned matters vigorously and at this point in time it is not possible to determine the ultimate disposition of this matter.

 iVillage received a letter, dated December 16, 2005, from Acacia Technologies Group, a division of Acacia Research Corporation, or Acacia, which identified three United States patents related to pop-up and pop-under advertising which Acacia and its subsidiary/affiliate InternetAd Systems, LLC, allege iVillage has infringed. The letter also contemplates the entry into a license agreement for the use of such patented technology. iVillage is presently reviewing the validity of these allegations with the assistance of its outside legal advisors and is considering engaging with Acacia in preliminary discussions related to a license agreement should it deem it to be necessary.

At this point in time, it is not possible to quantify the ultimate impact of the aforementioned allegations on iVillage.

iVillage is not currently subject to any other material legal proceedings.  The Company may from time to time, however, become a party to various legal proceedings arising in the ordinary course of business.

Off-Balance Sheet Arrangements

In the ordinary course of business, iVillage enters into agreements that contingently require it to indemnify counterparties against third-party claims. These may include: agreements with advertisers and sponsors, under which iVillage may indemnify them against claims arising from their use of iVillage’s products or services; agreements with customers, under which iVillage may indemnify them against claims arising from their use of iVillage’s products or services; real estate and equipment leases, under which iVillage may indemnify lessors against third-party claims relating to use of their property; agreements with licensees or licensors, under which iVillage may indemnify the licensee or licensor against claims arising from their use of iVillage’s intellectual property or iVillage’s use of their intellectual property; and agreements with initial purchasers and underwriters of our securities, under which iVillage indemnifies them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because iVillage is unable to estimate its potential obligation, historically iVillage has had no obligation arising from these indemnifications, and because management does not expect these indemnifications to have a material and adverse effect on iVillage’s consolidated financial position, results of operations or cash flows, no related liabilities are recorded as of December 31, 2005. iVillage holds insurance policies that mitigate potential losses arising from certain indemnifications and, historically, iVillage has not incurred significant costs related to performance under these obligations.

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

At December 31, 2005 and December 31, 2004, there were outstanding warrants to purchase 5,282 shares of iVillage common stock with an exercise price of $14.35 per share. The warrants expire on June 9, 2007. As of December 31, 2003 there were outstanding warrants to purchase shares of iVillage common stock of 2,105,282, with a weighted average exercise price of $0.05 per share.

Treasury Stock

In October 2003, 200,000 shares of iVillage’s treasury stock were issued for the purchase of the remaining 19.9% ownership interest of CBV. (See Note 7—Business Acquisitions and Dispositions—Cooperative Beauty Ventures, L.L.C.).

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

On December 31, 2004, the Former CEO defaulted on her obligation to repay a stockholder note receivable. As a result, iVillage took ownership of the 20,000 shares of iVillage common stock that collateralized the note. The shares were valued at iVillage’s closing price on December 31, 2004 of $6.18, which represent a value of approximately $0.1 million. In connection with this transaction, iVillage partially reversed a previously established reserve against the note of approximately $0.1 million.

On May 5, 2005, the former owners of StudentCenter LLC exercised 33,334 options.  The options had a grant price of $6.00 per share representing gross proceeds of approximately $0.2 million.  In lieu of cash payment of the exercise price, the former owners of StudentCenter LLC remitted 30,647 shares with an average price of $6.53 per share to iVillage.

Note 15—Income Taxes

The components of the net deferred tax asset as of December 31, 2005 and 2004 consist of the following:

	2005	2004
	(in thousands)
Net operating loss carryforward	$38,595	$26,742
Depreciation and amortization	5,351	6,334
Bad debt allowance and reserves	338	512
AMT credit carryforward	228	34
Other	155	144
Net deferred tax asset	44,667	33,766
Less, valuation allowance	(44,667)	(33,766)
Deferred tax asset	$—	$—

The difference between iVillage’s U.S. federal statutory rate of 34%, as well as its state and local rate, net of a federal benefit, of 7%, when compared to the effective rate of 3.6% is principally comprised of the valuation allowance.

iVillage has undergone several ownership changes as defined by Section 382 of the Internal Revenue Code. During 2004, the Company estimated the limitations on their net operating loss carry-forwards. During 2005, a formal study was completed resulting in a revision to the estimate of the net operating loss deferred tax asset of $16.2 million, with a corresponding increase in deferred tax asset valuation allowance. As of December 31, 2005, iVillage has a net operating loss carryforward for federal income tax purposes of approximately $244.3 million, of which approximately $182.1 million are subject to an annual limitation of approximately $2.0 million and approximately $62.2 million have no annual limitation. The net operating loss carryforwards begin to expire in 2010, and we estimate approximately $150.2 million will expire unutilized. Future changes in iVillage’s ownership may result in annual limitations on the amount of carryforwards which iVillage can realize in future periods. The net deferred tax asset has been fully reserved due to the uncertainty of iVillage’s ability to realize this asset in the future. To the extent that deferred tax assets created as a result of iVillage acquisitions reverse in future periods, the benefit of the reversal will be recorded as goodwill. In addition, to the extent that deferred tax assets, created as a result of excess stock compensation deduction, reverse in future periods, the benefit of this reversal will be recorded as additional paid in capital.

The expense from income taxes is as follows:

	2005	2004	2003
		(in thousands)
Current tax provision
US Federal	$195	$—	$—
State and local	62	307	—
Foreign	98	—	—
Total current	355	307	—

Deferred tax provision
US Federal	—	—	—
State and local	—	—	—
Foreign	—	—	—
Total deferred	—	—

Total tax provision (benefit)	$355	$307	$—

The reconciliation of the expected statutory federal income tax rate of 34% to iVillage’s actual tax rate is presented in the following schedule:

	Years Ended December 31,
	2005	2004	2003
		(in thousands)

Income tax expense at statutory rate	34.0%	34.0%	(34.0)%
Amortization of goodwill and intangibles	19.5%	0.0%	3.3%
Exercise of stock options	(10.7)%	(54.0)%	0.0%
Change in valuation allowance	(40.3)%	17.5%	30.6%
State taxes, net of federal tax benefit	0.6%	10.3%	0.0%
Foreign rate differential	(2.4)%	—	—
Other	2.9%	2.5%	0.1%
	3.6%	10.3%	0.0%

Note 16—Subsequent Events

Hearst Communications, Inc.

In February  2006, iVillage amended the 2003 Web Site Services Agreement for services related to the three teen sites.  The amendment is effective as of December 20, 2005 and, among other things, (i) extends the term of the Services Agreement to December 31, 2006, which may be further extended at Hearst’s option to June 30, 2007 upon certain conditions, (ii) provides for a termination right for convenience upon 120 days notice by either party and a termination right upon a “change in control” of iVillage (as such term is defined in the Agreement) upon 10 days notice by Hearst, (iii) adds another Hearst website to which iVillage shall provide services, and (iv) increases the maintenance fees due to iVillage for providing the contemplated services. Pursuant to this agreement, Hearst will pay approximately $0.9 million for services rendered through December 31, 2006.

Corsis Technology Services, Inc.

On March 2, 2006, iVillage outsourced certain of Heathololgy, Inc.’s information technology services functions to Corsis. Under this agreement, iVillage will pay Corsis an additional $0.1 million per quarter for March 2, 2006 through December 31, 2007.

NBC Universal, Inc.

On March 3, 2006, iVillage entered into the Merger Agreement with NBC Universal, Inc., or NBC Universal, and a wholly owned subsidiary of NBC Universal. The Merger Agreement was approved by iVillage’s board of directors. Subject to various customary conditions, including the obtaining of stockholder approval and expiration or termination of the waiting period required by applicable antitrust laws, iVillage has agreed to merge with the NBC Universal subsidiary. After the merger, iVillage will be a subsidiary of NBC Universal. In consideration, upon the effectiveness of the merger, each of iVillage’s stockholders, other than those who elect to exercise dissenters’ rights, will receive in cash and without interest $8.50 for each share of our common stock they hold at that time. Each outstanding option to purchase iVillage common stock that is unexercised immediately prior to the effective time of the merger will become fully vested as of the effective time of the merger and will be cancelled in consideration for a cash payment equal to the product of (1) the excess, if any, of $8.50 over the applicable option exercise price and (2) the number of shares of iVillage common stock subject to such option. iVillage currently expects the merger to be completed during the second quarter of 2006.

iVillage has made representations, warranties and covenants in the Merger Agreement in favor of NBC Universal, including, among others, covenants (i) to carry on its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and completion of the merger, (ii) not to engage in certain kinds of transactions during such period, (iii) to cause a stockholder meeting to be held to consider approval of the merger and the other transactions contemplated by the Merger Agreement, (iv) subject to certain exceptions, for its board of directors to recommend adoption by its stockholders of the Merger Agreement and the transactions contemplated by the Merger Agreement, (v) not to solicit proposals relating to alternative business combination transactions, and (vi) subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions. Under certain circumstances, the Board of Directors of iVillage may terminate the Merger Agreement in order to accept a superior proposal, as defined in the Merger Agreement.

The Merger Agreement contains certain termination rights for both iVillage and NBC Universal, and further provides that, upon termination of the Merger Agreement under specified circumstances, iVillage may be required to pay NBC Universal a termination fee of $23.5 million.

iVillage utilized the services of J.P. Morgan Securities Inc., or JPMorgan, as its financial advisor. In consideration of their services, JPMorgan is owed approximately $7.1 million upon completion of the merger.

Pursuant to a voting agreement that Hearst entered into with NBC Universal at the time that iVillage entered into the Merger Agreement with NBC Universal, Hearst agreed to waive its rights to terminate the 2004 Web Site Services Agreement between iVillage and Hearst as a result of completion of the merger. Hearst and NBC Universal also agreed that this agreement would automatically terminate six months following completion of the merger.

Note 17—Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004:

	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2005
Revenue	$17,274	$21,080	$22,596	$30,111
Net (loss) income from continuing operations	$(1,266)	$(326)	$2,225	$8,823
Discontinued operations	—	—	—	$25
Net (loss) income	$(1,266)	$(326)	$2,225	$8,848
Basic net (loss) income per share	$(0.02)	$(0.00)	$0.03	$0.12
Diluted net (loss) income per share	$(0.02)	$(0.00)	$0.03	$0.11

2004
Revenue	$15,507	$16,498	$16,698	$18,200
Net (loss) income from continuing operations	$(864)	$84	$1,139	$2,318
Discontinued operations	$—	—	—	$69
Net (loss) income	$(864)	$84	$1,139	$2,387
Basic and diluted net (loss) income per share	$(0.01)	$0.00	$0.02	$0.03

Schedule II

iVILLAGE INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

PROVISION FOR DOUBTFUL ACCOUNTS

	Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
			(in thousands)
For the year ended December 31, 2003:
Provision for doubtful accounts	$1,310	$258	$78	(2)	$512	(1)	$1,134
For the year ended December 31, 2004:
Provision for doubtful accounts	$1,134	$6	$3	(2)	$133	(1)	$1,010
For the year ended December 31, 2005:
Provision for doubtful accounts	$1,010	$188	$4	(3)	$496	(1)	$706

(1)                                  Doubtful accounts written off, net of cash received.

(2)                                  Doubtful accounts written off against revenue.

(3)                                  Doubtful accounts set up as part of purchase price allocation.

DEFERRED TAX ASSET VALUATION ALLOWANCE

	Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(in thousands)
For the year ended December 31, 2003:
Provision for deferred tax asset valuation allowance	$105,104	$26,654	—	—	$131,758
For the year ended December 31, 2004:
Provision for deferred tax asset valuation allowance	$131,758	$(97,992)	—	—	$33,766
For the year ended December 31, 2005:
Provision for deferred tax asset valuation allowance	$33,766	$10,901	—	—	$44,667

S-1

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated March 3, 2006, by and among iVillage Inc., NBC Universal, Inc. and iVillage Acquisition Corp. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 000-25469, filed on March 6, 2006).

3.1

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A/A registration statement, File No. 000-25469, filed on April 4, 2004).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2004, File No. 000-25469, filed on August 8, 2004).
4.1	Form of Registrant’s common stock certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 000-25469 filed on June 30, 2004).
10.1

Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-68749, filed on February 24, 1999).

10.2*	Letter Agreement, dated April 22, 2003, between Peter Naylor and the Registrant.
10.3*

1995 Amended and Restated Employee Stock Option Plan, as amended, of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, File No. 333-86999, filed on September 13, 1999).

10.4*

1997 Amended and Restated Acquisition Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, File No. 333- 68749, filed on December 11, 1998).

10.5*

Amended and Restated 1999 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, File No. 333- 31988, filed on March 8, 2000).

10.6*	1999 Director Option Plan of the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-85437, filed on August 17, 1999).
10.7*	1999 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, File No. 333-85437, filed on August 17, 1999).
10.8*

1999 Acquisition Stock Option Plan, as amended, of the Registrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 File No. 333-86999, filed on September 13, 1999).

10.9*

Amended and Restated 1999 Non-Qualified Stock Option Plan, as amended by Amendment Number 2 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4, File No. 333-84532, filed on March 19, 2002).

10.10*

Amended 2001 Non-Qualified Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2002, File No. 000-25469, filed on August 14, 2002).

10.11*	Healthology Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, File No. 000-25469, filed on January 13, 2005).
10.12

Form of Non-Competition, Non-Disclosure and Assignment of Inventions Agreement dated September 9, 1995, and Amendment dated May 6, 1996, between the Registrant and Nancy Evans (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, File No. 333-68749, filed on December 11, 1998).

10.13

Lease, dated March 14, 2000, between 500-512 Seventh Avenue Limited Partnership and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the period ended March 31, 2000, File No. 000-25469, filed on May 15, 2000).

10.14

First Amendment to Lease, dated as of June 7, 2000, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469, filed on November 14, 2000).

10.15

Second Amendment to Lease, dated January 10, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-4, File No. 333-56150, filed on February 23, 2001).

10.16

Third Amendment to Lease, dated October 17, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly

Report for the period ended September 30, 2001, File No. 000-25469, filed on November 14, 2001).
10.17

Fourth Amendment to Lease, dated December 3, 2001, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-4, File No. 333-84532, filed on March 19, 2002).

10.18

Fifth Amendment to Lease, dated June 30, 2003, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2003, File No. 000-25469, filed on August 14, 2003).

10.19

Letter Agreement, dated December 23, 2002, between the Registrant and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002, File No. 000-25469, filed on March 31, 2003).

10.20

License Agreement, dated as of September 8, 2000, among Lamaze International, Inc., Lamaze Publishing Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2000, File No. 000-25469, filed on November 14, 2000).

10.21

Amendment to License Agreement, dated as of January 1, 2003, among Lamaze International, Inc., Lamaze Publishing Company and the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002, File No. 000-25469, filed March 31, 2003).

10.22

Amended and Restated Securities Purchase Agreement, dated as of February 22, 2001, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-4, File No. 333- 56150, filed on February 23, 2001).

10.23

Amended and Restated Stockholder Agreement, dated as of June 20, 2001, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-4, File No. 333-84532, filed on March 19, 2002).

10.24

Web Site Services Agreement, dated as of December 19, 2003, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003, File No. 000-25469, filed on March 30, 2004).

10.25

Web Site Services Agreement, dated as of July 1, 2004, between the Registrant and Hearst Communications, Inc. (incorporated by reference to Exhibit 10 to the Registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2004, File No. 000-25469, filed on August 8, 2004).

10.26*

Employment Agreement, dated January 7, 2005, between Steven Haimowitz and Healthology, Inc., a subsidiary of the Registrant (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2004, File No. 000-25469, filed on March 16, 2005).

10.27*

Employment Agreement, dated as of May 31, 2005, between Douglas W. McCormick and the Registrant (incorporated by reference to Exhibit 10 to the Registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2005, File No. 000-25469, filed on November 9, 2005).

10.28*

First Amendment to Employment Agreement, dated as of May 31, 2005, between Douglas W. McCormick and the Registrant (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, File No. 000-25469, filed on January 5, 2006).

10.29*	Letter Agreement, dated November 9, 2005, between Steven A. Elkes and the Registrant.
10.30*	Letter Agreement, dated November 9, 2005, between Jane Tollinger and the Registrant.
10.31

Stock Exchange and Merger Agreement, dated as of January 7, 2005, by and among the Registrant, Virtue Acquisition Corporation and Healthology, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 000-25469, filed on January 13, 2005).

10.32

Stock Exchange and Merger Agreement, dated as of January 7, 2005, by and among the Registrant, Virtue Acquisition Corporation 2 and HealthCentersOnline, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 000-25469, filed on April 14, 2005).

10.33

Agreement for the Sale and Purchase of the Business of iVillage UK Limited, dated March 31, 2005, by and among iVillage UK Limited, Tesco Stores Limited, iVillage Limited and the Registrant (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 000-25469, filed on May 4, 2005).

10.34*

Agreement and Plan of Merger, dated March 3, 2006, by and among iVillage Inc., NBC Universal, Inc. and iVillage Acquisition Corp. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 000-25469, filed on March 6, 2006).

11	Computation of earnings per share
14.1	Code of Business Conduct and Ethics, as amended February 18, 2005 (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2004,

File No. 000-25469, filed on March 16, 2005).
14.2

Code of Ethics for Senior Executive Officers (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003, File No. 000-25469, filed on March 30, 2004).

21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certifications of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1

Certifications of the Principal Executive Officer and Principal Financial Officer furnished pursuant to Rules 13a-14(b) and 15d- 14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Management contract or compensatory plan or arrangement.

(b)                                 Exhibits:

See Item 15(a)(3).

(c)                                  Additional Financial Statements:

Not applicable