Form 10-Q
period 2006-03-31
IVILLAGE INC
filed 2006-05-10
CIK 1074767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  000-25469

iVillage Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3845162
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 – 512 Seventh Avenue, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2006
[Common Stock, $0.01 par value per share]	72,739,902 shares

iVillage Inc.

Form 10-Q

For the Quarter ended March 31, 2006

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

iVILLAGE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$56,992	$55,881
Accounts receivable, less allowance for doubtful accounts of $724 and $1,010, respectively	16,545	20,321
Accounts receivable—related parties	497	499
Prepaid rent	318	318
Other current assets	6,646	5,374
Total current assets	80,998	82,393
Fixed assets, net	13,211	12,272
Goodwill	43,041	42,989
Intangible assets, net	14,891	16,506
Prepaid rent, net of current portion	3,014	3,051
Other assets	103	104
Total assets	$155,258	$157,315
Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,103	$11,506
Accounts payable and accrued expenses—related parties	193	229
Deferred revenue	4,759	4,157
Deferred rent	144	144
Total current liabilities	16,199	16,036
Deferred rent, net of current portion	1,160	1,196
Total liabilities	17,359	17,232
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock—par value $.01, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock—par value $.01, 200,000,000 shares authorized 73,830,309 and 73,762,298 shares issued at March 31, 2006 and December 31, 2005, respectively; 72,738,811 and 72,670,800 shares outstanding at March 31, 2006 and December 31, 2005, respectively	739	738
Additional paid-in capital	622,816	622,025
Treasury stock at cost—1,091,498 shares at March 31, 2006 and December 31, 2005, respectively	(966)	(966)
Unearned compensation	—	(48)
Accumulated other comprehensive income	(29)	(47)
Accumulated deficit	(484,661)	(481,619)
Total stockholders’ equity	137,899	140,083
Total liabilities and stockholders’ equity	$155,258	$157,315

The accompanying notes are an integral part of these consolidated financial statements.

iVILLAGE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Revenues	$20,134	$15,722
Revenues—related parties	1,416	1,552
Total revenues	21,550	17,274
Operating expenses:
Editorial, product development and technology	8,596	8,239
Sales and marketing	7,838	5,936
General and administrative	6,284	2,989
Depreciation and amortization	2,371	1,804
Total operating expenses	25,089	18,968
Loss from operations	(3,539)	(1,694)
Interest income, net	494	352
Other income, net	3	—
Gain on sale of joint venture interest	—	76
Net loss	$(3,042)	$(1,266)

Per share data:

Basic and diluted net loss per share	$(0.04)	$(0.02)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	72,765	71,928

The accompanying notes are an integral part of these consolidated financial statements.

iVILLAGE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,042)	$(1,266)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,371	1,804
Expense recognized in connection with stock based compensation, the issuance and/or modification of terms of stock options and restricted stock units	830	3
Deferred rent	(36)	(36)
Bad debt expense	200	12
Gain on sale of joint venture interest and other assets	—	(76)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,600	1,715
Prepaid rent	37	38
Other assets	(1,274)	(242)
Accounts payable and accrued expenses	(356)	50
Deferred revenue	606	(475)

Net cash provided by operating activities	2,936	1,527

Cash flows from investing activities:
Purchase of fixed assets	(1,985)	(499)
Cash paid less cash acquired for acquisition of Healthology, Inc.	(10)	(14,042)
Cash paid for acquisition of The Virtual Mirror, Inc.	—	(5)
Proceeds from the sale of joint venture interest	—	76

Net cash used in investing activities	(1,995)	(14,470)

Cash flows from financing activities:
Proceeds from exercise of stock options	152	178

Net cash provided by financing activities	152	178

Effect of foreign currency exchange rate changes on cash and cash equivalents	18	—
Net decrease in cash for the period	1,111	(12,765)
Cash and cash equivalents, beginning of period	55,881	83,046

Cash and cash equivalents, end of period	$56,992	$70,281

Supplemental disclosure of non-cash investing and financing activities:

At March 31, 2006, fixed assets of approximately $0.3 million were included in accounts payable.

The accompanying notes are an integral part of these consolidated financial statements.

iVILLAGE INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization and Basis of Presentation

                iVillage is “the Internet for women” and consists of several online and offline media based properties, including the iVillage.com Web site, or iVillage.com, Healthology Inc., or Healthology, HealthCentersOnline Inc., or HealthCentersOnline, iVillage Limited, operator of the iVillage.co.uk Web site, iVillage Consulting, The Virtual Mirror, Inc., operator of the GardenWeb.com Web site, or GardenWeb.com, the gURL.com Web site, or gURL.com, Promotions.com, Inc., Knowledgeweb, Inc., operator of the Astrology.com Web site, or Astrology.com, iVillage Parenting Network, Inc., or IVPN, and Public Affairs Group, Inc., or PAG. Following is a synopsis of certain of our operational activities, subsidiaries and divisions:

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

On March 3, 2006, iVillage signed a definitive Merger Agreement with NBC Universal, Inc., or NBC Universal. (See Note 10-Merger with NBC Universal, Inc.).

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements of iVillage as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, each included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Article 10 of Regulation S-X of the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These financial statements should be read in conjunction with iVillage’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and appropriate intercompany elimination adjustments, necessary to state fairly the financial position of iVillage at March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

Revenues, Receivables and Customer Concentration

Our five largest customers accounted for approximately 19% of total revenues for the three months ended March 31, 2006. No single customer accounted for more than 10% of our total revenues for the three months ended March 31, 2006. iVillage’s five largest customers accounted for approximately 23% of total revenues for the three months ended March 31,

2005. No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2005.  At March 31, 2006 and December 31, 2005, no single customer accounted for more than 10% of total net accounts receivable. The significance of revenues from any of our customers can vary on a quarter to quarter basis as a result of the number and timing of such customers’ advertising and marketing initiatives. We anticipate that our results of operations in any given period will continue to depend to a significant extent on revenues from a small number of customers.

Included in total revenues are barter transactions which totaled approximately $1.1 million, or 5% of total revenues, for the three months ended March 31, 2006. For the corresponding period in 2005, barter transactions totaled approximately $1.7 million, or 10% of total revenues.

Capitalized Production Costs

iVillage capitalizes certain costs related to the creation and production of content associated with revenue contracts for Healthology. iVillage expenses these costs on an accelerated method over the life of the expected period of benefit. As of March 31, 2006, included in “Other current assets” on the Consolidated Balance Sheet was approximately $0.5 million in capitalized production costs .

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

Web Site Development Costs

iVillage accounts for Web site development costs in accordance with the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-2, “Accounting for Web Site Development Costs”, or EITF 00-2, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Amortization of Web site development costs is provided for by the straight-line method over the estimated useful life of two years. The development costs capitalized for the three months ended March 31, 2006 and 2005 were approximately $48,000 and $0.3 million, respectively. Amortization expense of Web site development costs was approximately $0.2 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.

Goodwill

SFAS No. 141, “Business Combinations”, or SFAS 141, requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value then an analysis will be performed to compare the implied fair value of goodwill with carrying amount of goodwill. An impairment loss will be recognized in an amount equal to the difference. Fair value is typically based upon future cash flows discounted at a rate commensurate with the risk involved or market based comparables. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. (See Note 3—Goodwill).

Foreign Currency Translation

iVillage’s consolidated financial statements are reported in U.S. dollars as that is the reporting currency. The Company’s foreign subsidiary, iVillage Limited, maintains its records in British Pounds, the currency of the country within which it operates. Under SFAS No. 52, “Foreign Currency Translation”, the British Pound is the functional currency. Accordingly, the balance sheet accounts of iVillage Limited are translated into U.S. dollars at the rate of exchange in effect as of the balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Translation adjustments are reported in accumulated other comprehensive income within stockholders’ equity. The cumulative effect of the foreign currency translation loss was approximately $29,000 at March 31, 2006.

Comprehensive Income

iVillage reflects its comprehensive income such as unrealized gains and losses on the Company’s foreign currency translation adjustments as a separate component of stockholders’ equity as required by SFAS No. 130, “Reporting Comprehensive Income”. iVillage has not recorded the tax effects related to the currency translation adjustments because such adjustments relate to indefinite investments in international subsidiaries. Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive loss was approximately $3.0 million for the three months ended March 31, 2006 and $1.3 million for the three months ended March 31, 2005.

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

The difference between iVillage’s U.S. federal statutory rate of 34%, as well as its state and local rate, net of federal benefit of 7%, when compared to its actual effective tax rate of approximately 0%, is principally attributed to the valuation allowance provided for our deferred tax assets generated during the period and an estimated tax loss for 2006. iVillage has a full valuation allowance on its net deferred tax assets. If iVillage generates pre-tax income in future periods, we will assess the need for a reversal of the valuation allowance. Any such reversal may be material in the period in which the reversal is recorded. The decision to reverse the valuation allowance will, among other things, consider the profitability of iVillage in recent periods, as well as consideration of iVillage’s future profitability and available tax planning strategies.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect are anti-dilutive.

Included in the calculation of weighted average number of shares of common stock outstanding are 52,163 shares for March 31, 2006 and 56,995 shares for March 31, 2005, which have not been issued. These shares are being held for former Women.com, Networks, Inc., or Women.com, and Promotions.com, Inc. stockholders who have not yet exchanged their respective shares for shares of iVillage during the periods presented, but are entitled to do so.

Stock options and warrants in the amount of 8,198,844 shares for the three months ended March 31, 2006 and 9,081,329 shares for the three months ended March 31, 2005, were not included in the computation of diluted net income per share as they were anti-dilutive as a result of the net losses during the periods persented.

Stock Based Compensation

Effective January 1, 2006, iVillage adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method and therefore has not restated results for prior periods. Upon the adoption of SFAS 123(R), iVillage did not have a cumulative effect of accounting change. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, but do vest in the first quarter of 2006 based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). iVillage recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. iVillage uses the Black-Scholes Option Pricing Model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before they are exercised, the estimated volatility of our stock price over the expected term and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Condensed Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), iVillage recognized stock-based compensation expense in accordance with APB 25. In March 2005, the Securities and Exchange Commission, or SEC,  issued Staff Accounting Bulletin No. 107, or SAB 107, regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. iVillage has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 2 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

In January 2005, in conjunction with the acquisition of Healthology (See Note 6 — Business Acquisitions), all outstanding options to purchase Healthology common stock were converted into options to purchase shares of iVillage common stock at a predetermined exchange ratio. The fair value of the converted options as determined by the Black Scholes model was approximately $0.3 million. A deferred compensation charge of approximately $0.1 million was calculated as a portion of the converted options that were unvested on the acquisition date and contained a continued service requirement. Compensation cost related to the converted Healthology options, as well as a modification of stock option terms in general, is measured at the fair value of iVillage’s common stock at the measurement date and is amortized to expense over the vesting period.

Note 2—Stock Based Compensation

At March 31, 2006, iVillage has the stock-based employee compensation plans described below. The total compensation expense related to these plans was approximately $0.8 million for the three months ended March 31, 2006. Prior to January 1, 2006, iVillage accounted for these plans under the recognition and measurement provisions of APB 25. Accordingly, iVillage generally recognized compensation expense only when it granted options with an exercise price less than the fair value on the date of grant, and for liability awards and modified awards. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

iVillage recognizes compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. iVillage estimated the forfeiture rate as of January 1, 2006 based on its expectation of the pending merger with NBC Universal (See Note 10-Merger with NBC Universal, Inc.) closing in the second quarter of 2006. For all unvested outstanding options with an exercise price greater than the $8.50 merger offer price, a 95% forfeiture rate was applied and for all unvested outstanding options with an exercise price of less than $8.50, a 5% forfeiture rate was applied. Should the pending merger with NBC Universal not close, the expected forfeiture rates could significantly change, resulting in a significant charge to the Condensed Consolidated Statement of Operations in a future period.

The following is the effect of adopting SFAS 123(R) as of January 1, 2006 (in thousands, except per share amounts):

Three months ended March 31,
2006
Editorial, product development and technology	$76
Sales and marketing	53
General and administrative	701
Total stock-based compensation expense	$830
Decrease in basic and diluted earnings per share	$0.01

The pro forma table below reflects the net loss and basic and diluted net loss per share for the three months ended March 31, 2005, had iVillage applied the fair value recognition provisions of SFAS 123, as follows (in thousands, except per share amounts):

Three months ended March 31,
2005
Net loss—as reported	$(1,266)
Add: Stock-based compensation expense included in reported net loss, net of tax	3
Less: Stock-based compensation expense determined under the fair value method, net of tax	(768)
Net loss—pro forma	$(2,031)
Basic and diluted net loss per share—as reported	$(0.02)
Basic and diluted net loss per share—pro forma	$(0.03)

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

Stock Options (1)
Three months ended March 31,
2005
Weighted average fair value of grants	$3.36
Risk-free interest rate	3.24%
Dividend yield	0.00%
Expected volatility	80.00%
Expected life	3 years

(1) The fair value calculation was based on stock options granted during the period. There were no new stock option awards in the three months ended March 31, 2006.

In determining the expected life, iVillage examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, iVillage identified three employee populations. iVillage used the Black-Scholes option pricing model to value the options for each of the employee populations. The table above presents the combined weighted average expected life in months of the three identified employee populations. The expected life computation is based on historical exercise patterns and post-vesting termination behavior within each of the three populations identified. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determined the use of historical volatility versus implied volatility represents a more accurate calculation of fair value.

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

The exercise price of all of the options under the ESOP ranges from $0.56-$35.94, and is determined based upon the fair market value of iVillage’s common stock on the date of grant. Generally, the options vest 25% after one year, 6.25% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 6.25% every quarter, and expire 5-10 years from the date of grant.

As of March 31, 2006, there were no shares available for future grants under the ESOP.

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

Generally, the options vest 25% after one year, 6.25% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 6.25% every quarter, and expire 7-10 years from the date of grant. The exercise price of all of the options under the ASOP ranges from $1.76 to $5.10, and is determined based upon the fair market value of iVillage’s common stock on the date of grant.

As of March 31, 2006, 12,409 shares were available for future grants under the ASOP.

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

The exercise price of all of the options under the 1999 ESOP ranges from $0.57-$72.94, and is determined based upon the fair market value of iVillage’s common stock on the date of grant. Generally, the options vest 25% after one year, 6.25% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 6.25% every quarter, and expire 5-10 years from the date of grant.

As of March 31, 2006, there were 271,855 shares available for future grants under the 1999 ESOP.

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

Generally, the options vest 25% after one year, 6.25% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 6.25% every quarter, and expire 7-10 years from the date of grant. The exercise price of all of the options under the 1999 ASOP ranges from $1.24-$5.10, and is determined based upon the fair market value of iVillage’s common stock on the date of grant.

As of March 31, 2006, there were 58,974 shares available for future grants under the 1999 ASOP.

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

The exercise price of all of the options under the NQSOP ranges from $0.57-$25.38, and is determined based upon the fair market value of iVillage’s common stock on the date of grant. The options vest 25% after one year, and then 6.25% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 6.25% every quarter, and expire 10 years from the date of grant.

As of March 31, 2006, there were 204,938 shares available for future grants under the NQSOP.

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

As of March 31, 2006, 112,925 shares were available for future grants under the DOP.

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

The exercise price of all of the options under the 2001 NQSOP ranges from $0.70-$7.62, and is determined based upon the fair market value of iVillage’s common stock on the date of grant. The options vest 25% after one year, and then 6.25% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 6.25% every quarter, and expire 10 years from the date of grant.

As of March 31, 2006, there were 160,496 shares available for future grants under the NQSOP.

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

The exercise price of all of the options under the HSOP ranges from $1.07-$13.26, and is determined based upon the fair market value of iVillage’s common stock on the date of grant for options granted after January 7, 2005. For options granted prior to January 7, 2005, the exercise price is determined per the above paragraph. The options vest 25% after one year, and then 6.25% quarterly thereafter, unless the employee has over one year of continuing service with iVillage, in which case, the options will vest 6.25% every quarter, and expire 10 years from the date of grant. The HSOP also provides for all outstanding and unvested options to become fully vested upon the occurrence of certain conditions, including the requisite approval by the board of directors and the stockholders of iVillage to merge with or into another corporation for a price per share determined by iVillage’s board of directors to be the fair market value.

As of March 31, 2006, there were 248,563 shares available for future grants under the HSOP.

A summary of the status and activity of all of iVillage’s stock option plans is as follows:

	Options	Weighted Average Exercise Price Per Share
Outstanding, January 1, 2006	8,414,354	$4.35
Granted	—	—
Exercised.	(65,601)	$2.31
Expired/Canceled	(155,191)	$21.92
Outstanding, March 31, 2006	8,193,562	$4.04
Options exercisable at December 31, 2005	5,958,134	$4.01
Options exercisable at March 31, 2006	5,977,286	$3.57

Upon the closing of the merger with NBC Universal, the remaining unrecognized deferred compensation for our stock option awards of approximately $6.0 million will be immediately expensed in our Condensed Consolidated Statement of Operations.

Information about stock options outstanding as of March 31, 2006 is as follows:

	Options Outstanding				Options Exercisable
Actual Range of Exercise Prices	Number Outstanding at 3/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at 3/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.56—$0.70	149,376	4.84	$0.63	$1,102,285	106,938	4.75	$0.63	$788,990
$0.85-$1.26	1,769,113	2.93	1.20	12,052,316	1,764,673	2.93	1.20	12,021,520
$1.32-$1.95	2,081,398	3.56	1.51	13,530,795	1,983,155	3.39	1.50	12,920,030
$2.03-$2.98	833,245	7.31	2.71	4,417,740	439,877	7.13	2.69	2,341,203
$3.50-$5.10	713,028	1.48	4.61	2,421,720	709,528	1.47	4.62	2,407,216
$5.37-$7.69	2,310,865	8.05	6.32	3,914,714	636,578	5.68	6.48	974,712
$8.31-$10.61	10,879	3.91	9.91	—	10,879	3.91	9.91	—
$13.26-$19.19	152,259	1.86	16.18	—	152,259	1.86	16.18	—
$21.00-$29.75	133,815	2.59	25.81	—	133,815	2.59	25.81	—
$33.56-$44.25	38,750	0.43	38.56	—	38,750	0.43	38.56	—
$72.94-$72.94	834	0.09	72.94	—	834	0.09	72.94	—
$0.56—$72.94	8,193,562	4.85	$4.04	$37,439,570	5,977,286	3.49	$3.57	$31,453,671

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 were $0.4 million and $0.6 million, respectively. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 were $0.7 million and $0.8 million, respectively.

Due to stock option exercises in the three months ended March 31, 2006, the Company recorded $0.1 million of stock-based compensation windfall tax benefits in a memo account since the Company has a full valuation allowance against its deferred tax assets.

1999 Employee Stock Purchase Plan

We adopted the 1999 Employee Stock Purchase Plan, or 1999 ESPP, in December 1998, and reserved 83,333 shares of our common stock for issuance thereunder. As of March 31, 2006, however, no shares have been issued under the 1999 ESPP. The 1999 ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, or the Code, is administered by the Committee. Under the 1999 ESPP, we may withhold a specified percentage (not to exceed 15%) of each salary payment to participating employees over certain offering periods. Any employee who is employed for at least 20 hours per week for at least five consecutive months in a calendar year, with or by us or by one of our majority-owned subsidiaries, is eligible to participate in the 1999 ESPP. Unless the Committee determines otherwise, each offering period runs for 24 months and is divided into four consecutive purchase periods of approximately six months.

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

Employment Agreement

In August 2005, and as amended in December 2005, iVillage and its CEO, entered into an employment agreement which expires in May 2008. Pursuant to this agreement, the CEO has and is entitled to receive restricted stock units and performance units which entitle the CEO to cash payments based on the fair market value of iVillage’s common stock on the vesting date. The restricted stock unit and performance stock unit awards are recorded as a liability due to the cash payout feature. Since the performance awards are based upon market conditions of the underlying stock price, the lattice model is used to value the award under SFAS 123(R). Prior to the adoption of SFAS 123(R), the award was recorded under APB 25 and no compensation cost had been recorded. However, since the merger offer price of $8.50 from NBC Universal is lower than the minimum threshold for the CEO to receive a cash payout coupled with the likelihood of the merger occurring in the near term, there is minimal value associated with the performance stock unit award under the lattice model and iVillage did not record compensation expense under SFAS 123(R). Should the merger with NBC Universal not close, iVillage would value the award under the lattice model, which could result in a significant future charge to operations. The restricted awards are valued using the Black-Scholes options pricing model. Changes to the Black Scholes value of the stock during the vesting period are included in the calculation of the expense. For the three months ended March 31, 2006, the expense related to the restricted stock units was approximately $0.2 million. As of March 31, 2006 and December 31, 2005, iVillage maintained a liability of $0.3 million and $0.2 million, respectively, for the restricted stock units. These amounts are included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Nonvested restricted stock awards as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2005	—	—
Granted	70,000	$8.02
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2006	70,000	$8.02

As of March 31, 2006, $6.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.6 years.

Note 3—Goodwill

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

During the three months ended March 31, 2006, iVillage incurred approximately $16,000 of additional costs related to the acquisition of Healthology, Inc., which was acquired in January 2005 and approximately $36,000 of additional assets related to the acquisition of HealthCentersOnline, Inc., which was acquired in April 2005.

The following table sets forth the components of goodwill, net as of March 31, 2006 and December 31, 2005 (in thousands):

	December 31, 2005	Acquisition	Impairment Losses	March 31, 2006
Reporting unit—1	$39,559	$52	$—	$39,611
Reporting unit—2	1,693	—	—	1,693
Reporting unit—3	1,737	—	—	1,737
Reporting unit—4	—	—	—	—
	$42,989	$52	$—	$43,041

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

Note 4—Intangible Assets

iVillage reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS 144. During the three months ended March 31, 2006, iVillage adjusted the carrying amount of the customer relationship intangible asset by approximately $15,000, which was acquired in April 2005 from iVillage UK Limited.

Identifiable intangible assets are amortized under the straight-line or accelerated method over the period of expected benefit ranging from one to ten years. The following table sets forth the components of the intangible assets subject to amortization as of  March 31, 2006 and December 31, 2005 (in thousands):

	Range	March 31, 2006				December 31, 2005
	of useful life	Gross carrying amount	Acquisitions	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Advertiser and member lists and customer contracts	2-10 years	$25,381	$(15)	$(17,605)	$7,761	$25,381	$(16,804)	$8,577
Trademarks and domain names	3 years	4,837	—	(3,846)	991	4,837	(3,711)	1,126
Licensing agreement	10 years	2,900	—	(1,917)	983	2,900	(1,845)	1,055
Technology	3 years	2,999	—	(1,363)	1,636	2,999	(1,190)	1,809
Non-competition agreements	1 year	1,012	—	(932)	80	1,012	(906)	106
Content	3-4 years	6,261	—	(2,821)	3,440	6,261	(2,428)	3,833
		$43,390	$(15)	$(28,484)	$14,891	$43,390	$(26,884)	$16,506

Amortization expense for the three months ended March 31, 2006 and 2005 was approximately $1.6 million and $1.2 million, respectively.

Estimated amortization expense for the twelve months ending March 31, are as follows (in thousands):

2007	$6,094
2008	5,406
2009	2,692
2010	699
2011	—
$14,891

Note 5—Related-Party Transactions

Hearst Communications, Inc.

As of March 31, 2006, Hearst owned approximately 25% of iVillage’s outstanding common stock.

In February  2006, the Web Site Services Agreement by and between Hearst and iVillage, dated December 19, 2003, or the 2003 Web Site Services Agreement, for services related to the three teen sites was amended. The amendment is effective as of December 20, 2005 and, among other things, (i) extends the term of the Services Agreement to December 31, 2006, which may be further extended at Hearst’s option to June 30, 2007 upon certain conditions, (ii) provides for a termination right for convenience upon 120 days notice by either party and a termination right upon a “change in control” of iVillage (as such term is defined in the Agreement) upon 10 days notice by Hearst, (iii) adds another Hearst website to which iVillage shall provide services, and (iv) increases the maintenance fees due to iVillage for providing the contemplated services. Pursuant to this agreement, Hearst will pay approximately $0.9 million for services rendered through December 31, 2006.

From time to time, iVillage has provided production services outside the scope of its Web site service and amended and restated magazine content and hosting agreements with Hearst.

Revenues, net of royalty payments, from Hearst, were approximately $1.4 million for the three months ended March 31, 2006 and $1.5 million for the three months ended March 31, 2005. As of March 31, 2006 and December 31, 2005, iVillage recorded a net receivable of approximately $0.3 million from this stockholder, respectively.

Catalyst Group Design, Inc.

Our Senior Vice President and Editor in-Chief is the spouse of the Chief Executive Officer of Catalyst Group Design, Inc., or Catalyst Group Design. From time to time, iVillage has entered into agreements with Catalyst Group Design, for services related to the redesign of Web sites and several revenue contracts of iVillage. To date, iVillage has capitalized approximately $0.1 million of these fees as Web site development costs. As of March 31, 2006, approximately $0.1 million was included in prepaid expenses. For the three months ended March 31, 2006 and 2005, approximately $26,000 and $19,000 was expensed, respectively. iVillage owed Catalyst Group Design approximately $10,000 as of March 31, 2006 and $0.1 million as of December 31, 2005.

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

In 2006, iVillage signed one advertising agreement with Waterfront Media, which was completed by March 31, 2006. Revenues from Waterfront Media were approximately $20,000 for the three months ended March 31, 2006 and approximately $0.1 million for the three months ended March 31, 2005. As of March 31, 2006, iVIllage was owed a receivable of $20,000. There was no receivable owed to iVillage as of December 31, 2005.

Employment Agreement

In August 2005, and as amended in December 2005, iVillage and its CEO, entered into an employment agreement which expires in May 2008. Pursuant to this agreement, the CEO received restricted stock units and performance units which entitle the CEO to cash payments based on the fair market value of iVillage’s common stock on the vesting date. See Note 2-Stock Based Compensation-Employment Agreement for further details.

Note 6—Business Acquisitions

Healthology, Inc.

On January 7, 2005, iVillage acquired all of the outstanding equity of Healthology, a privately held company that is a leading producer and distributor of physician-generated video- and article-based health and medical information (via the internet). The aggregate purchase price, inclusive of closing costs of approximately $0.6 million, was approximately $17.6 million consisting of approximately $16.0 million in cash, 205,908 shares of iVillage’s common stock with the fair value of $1.2 million based on the five day closing price of iVillage’s common stock as reported by the NASDAQ National Market on the two days prior to, the day of and the two days following the acquisition date, and $0.3 million of common stock options (See Note 1-Organization and Basis of Presentation-Stock Based Compensation).

No pro forma information is included as the acquisition of Healthology would not have had a material impact on the consolidated results of operations of iVillage.

In the first quarter of 2006, goodwill related to the acquisition of Healthlolgy increased approximately $16,000 primarily due to additional transaction costs during the quarter.

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

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values.

In the three months ended March 31, 2006, goodwill related to the acquisition of HealthCenters Online, Inc. increased approximately $36,000 due to additional pre-acquisition liabilities.

The accompanying unaudited pro forma summary represents consolidated results of operations for iVillage as if the acquisition of HealthCentersOnline had been consummated on January 1, 2005. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of iVillage.

	2006	2005
Total revenues	$21,550	$18,223
Net loss	$(3,028)	$(1,510)
Basic and diluted net loss per share	$(0.04)	$(0.02)

iVillage Limited

On April 29, 2005, iVillage, through its subsidiary, iVillage Limited, acquired from iVillage UK Limited, a subsidiary of Tesco, the iVillage.co.uk Web site and certain related assets. The purchase price, inclusive of closing costs, was approximately $0.6 million and was structured as an asset purchase. In connection with the acquisition, iVillage UK Limited and iVillage terminated a license agreement pursuant to which iVillage previously licensed content and certain other intellectual property to iVillage UK Limited (See Note 7 — Deferred Gain on Sale of Joint Venture Interest).

In the first quarter of 2006, the customer relationships intangible asset decreased approximately $16,000 due to a purchase price adjustment during the quarter.

No pro forma information is included as the acquisition of iVillage UK Limited would not have had a material impact on the consolidated results of operations of iVillage.

Note 7—Deferred Gain on Sale of Joint Venture Interest

In March 2003, iVillage and Tesco.com Limited, a division of Tesco, PLC, or Tesco, restructured the terms of their joint venture so that Tesco purchased iVillage’s entire ownership interest in iVillage UK. iVillage and Tesco also entered into a twenty-year license agreement for the use of certain of iVillage’s content and intellectual property subject to earlier termination upon the occurrence of certain events, for the greater of a minimum monthly license fee or a percentage of iVillage UK’s gross revenues. In April, 2005, in connection with an asset acquisition (See Note 6-Business Acquisitions), iVillage UK Limited and iVillage terminated this license agreement.

All monies received by iVillage under the license agreement were classified as other income and were included in the condensed consolidated statements of operations as a gain on sale of joint venture interest. iVillage has earned no amount for the three months ended March 31, 2006 and approximately $0.1 million for the three months ended March 31, 2005 for services provided. As of March 31, 2006 and December 31, 2005, iVillage was owed no amount for license fees.

Note 8—Commitments and Contingencies

Leases

iVillage leases office and equipment, under non-cancelable operating leases expiring at various dates through April 2015. The following is a schedule of future minimum lease payments under non-cancelable operating leases as of March 31, 2006 for the next five years:

Twelve months ending March 31:	(in thousands)
2007	$2,426
2008	2,204
2009	2,148
2010	2,003
2011	1,925
Thereafter	5,765
$16,471

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

In December 2005, iVillage expanded the scope of outsourced information technology services functions to Corsis to encompass the oversight of the technical functions at three of our subsidiaries. In consideration, iVillage will pay Corsis an additional approximately $0.3 million per quarter from January 1, 2006 through December 31, 2007. Thereafter,  Corsis will receive an additional approximately $0.2 million per quarter through the end of the contract.

On March 2, 2006, iVillage outsourced certain of Heathololgy, Inc.’s information technology services functions to Corsis. For such services, iVillage will pay Corsis an additional $0.1 million per quarter for March 2, 2006 through December 31, 2007.

Litigation

In the normal course of business, iVillage is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2006 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition any monetary liability or financial impact to iVillage from these matters would not be material to iVillage’s results of operations and financial condition.

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

On June 25, 2004, the plaintiffs filed a motion for preliminary approval of the settlement with the court, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and certain underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. On February 15, 2005, the court issued an opinion and order granting preliminary approval to the settlement and ordering the plaintiffs and issuer defendants to submit to the court a revised settlement stipulation consistent with the court’s order. Pursuant to the court’s instruction, the parties to the settlement agreement submitted the revised settlement stipulation on May 2, 2005. On August 31, 2005, the Court granted preliminary approval to the amended settlement stipulation.  Notice of the settlement has been provided to the class members. A fairness hearing, which is required before the settlement can be finalized and approved, took place on April 24, 2006 and the Court has reserved decision with respect to granting approval of the final settlement.

We believe, based upon the advice of outside legal counsel, that the aforementioned lawsuit and claims asserted against iVillage and its subsidiary pursuant to these complaints are without merit and we intend to vigorously defend against these claims. If the proposed settlement in these cases is ultimately not approved by the courts, defending against these claims could require the expenditure of significant financial and managerial resources, which could harm our business.

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

We responded to the complaint on October 4, 2005, making a motion to dismiss the claims for failure to state a claim upon which relief could be granted and for lack of subject matter jurisdiction.  On November 23, 2005, the Court entered an order granting our motion and dismissing the complaint in its entirety for failure to state a federal claim for lack of subject matter jurisdiction. The Court did not address the merits of the Foxs’ California law claims.

On December 1, 2005, the Foxs filed an action against iVillage and KnowledgeWeb in the Superior Court of the State of California asserting claims for breach of contract, violation of the right of publicity, state law false advertising and unfair competition under California state law. On January 19, 2006, we filed a demurrer to the complaint, seeking dismissal of all claims. As a companion motion, we also filed a Motion to Strike various allegations in the complaint that had been improperly asserted.  Arguments were heard on these motions on March 8, 2006. The Court granted the motion with leave to amend, but otherwise denied our motions. Document requests and interrogatories directed to us and KnowledgeWeb, dated March 8, 2006, have been served by the Foxs and we served written responses to these requests on April 11, 2006.

On January 19, 2006, iVillage and KnowledgeWeb commenced a lawsuit in the Supreme Court of the State of New York, New York County, by filing an action against the Foxs asserting a cause of action for breach of contract. The Foxs moved to dismiss the complaint by motion dated February 17, 2006. We opposed that motion on March 2, 2006. The motion was submitted to the Court on March 9, 2006 and oral arguments were heard on April 18, 2006. At the oral argument the Court decided that iVillage was capable of suing the Foxs in California under the jurisdictional clause of the Separation Agreement between iVillage and the Foxs, and dismissed the action so that it could be brought as part of the California action. We intend to assert these claims as cross-claims in the California action when the answer is filed on or before May 12, 2006.

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

iVillage is not currently subject to any other material legal proceedings. iVillage may from time to time, however, become a party to various legal proceedings arising in the ordinary course of business.

Note 9—Capital Stock

Warrants

At March 31, 2006 and December 31, 2005 there were outstanding warrants to purchase 5,282 shares of iVillage common stock with an exercise price of $14.35 per share. The warrants expire on June 9, 2007.

Note 10—Merger with NBC Universal, Inc

On March 3, 2006, iVillage entered into a merger agreement with NBC Universal and a wholly owned subsidiary of NBC Universal, or the Merger Agreement. The Merger Agreement was approved by iVillage’s board of directors. Subject to various customary conditions, including the obtaining of stockholder approval and expiration or termination of the waiting period required by applicable antitrust laws, iVillage has agreed to merge with the NBC Universal subsidiary. After the merger, iVillage will be a subsidiary of NBC Universal. In consideration, upon the effectiveness of the merger, each of iVillage’s stockholders, other than those who elect to exercise dissenters’ rights, will receive in cash and without interest $8.50 for each share of our common stock they hold at that time. Each outstanding option to purchase iVillage common stock that is unexercised immediately prior to the effective time of the merger will become fully vested as of the effective time of the merger and will be cancelled in consideration for a cash payment equal to the product of (1) the excess, if any, of $8.50 over the applicable option exercise price and (2) the number of shares of iVillage common stock subject to such option. iVillage currently expects the merger to be completed on or about May 15, 2006. Upon the closing of the merger with NBC Universal, the remaining unrecognized deferred compensation for our stock option awards of approximately $6.0 million will be immediately expensed in our consolidated statement of operations.

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

iVillage utilized the services of J.P. Morgan Securities Inc., or JPMorgan, as its financial advisor. In consideration of their services, JPMorgan is owed approximately $7.1 million upon completion of the merger, of which $1.0 million was paid in March 2006 upon issuance of the fairness opinion.

For the three months ended March 31, 2006, direct merger costs  were approximately $1.9 million. These costs are included in General and administrative expenses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006.

Pursuant to a voting agreement that Hearst entered into with NBC Universal at the time that iVillage entered into the Merger Agreement with NBC Universal, Hearst agreed to waive its rights to terminate the Web Site Services Agreement, dated as of July 1, 2004, by and between iVillage and Hearst, or the 2004 Web Site Services Agreement, as a result of completion of the merger. Hearst and NBC Universal also agreed that this agreement would automatically terminate six months following completion of the merger.

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

•                  “Critical Accounting Policies” discusses each of our most critical accounting policies, including revenue recognition, fixed assets and intangibles, Web site development costs, goodwill, income taxes, allowance for doubtful accounts, stock-based compensation and management estimates and assumptions.

•                  “Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides detailed narrative regarding significant changes in our results of operations for the three months ended March 31, 2006 compared to those for the three months ended March 31, 2005.

•                  “Liquidity and Capital Resources” discusses our liquidity and cash flows for the three months ended March 31, 2006 compared to those for the three months ended March 31, 2005, factors that may influence our future cash requirements and the status of certain contractual obligations as of March 31, 2006.

•                  “Recent Accounting Pronouncements” discusses the significance of various recent accounting pronouncements to our financial reporting.

Merger with NBC Universal

On March 3, 2006, we entered into a Merger Agreement with NBC Universal and a wholly owned subsidiary of NBC Universal. The Merger Agreement was approved by our board of directors. Subject to various customary conditions, including the obtaining of stockholder approval and expiration or termination of the waiting period required by applicable antitrust laws, we have agreed to merge with the NBC Universal subsidiary. After the merger, we will be a subsidiary of NBC Universal. In consideration, upon the effectiveness of the merger, each of our stockholders, other than those who elect to exercise dissenters’ rights, will receive in cash and without interest $8.50 for each share of our common stock they hold at that time. We currently expect the merger to be completed during our second quarter of 2006. Upon the closing of the merger with NBC Universal, the remaining unrecognized deferred compensation for our stock option awards of approximately $6.0 million will be immediately expensed in our consolidated statement of operations. See Note 10— Merger with NBC Universal, in our Notes to Condensed Consolidated Financial Statements, for a more complete description of the merger, the Merger Agreement and related agreements.

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

The discussion and analysis below indicates the results of operations of Healthology since January 7, 2005, HealthCentersOnline since April 8, 2005, and certain assets relating to the iVillage.co.uk Web site since April 29, 2005.

Critical Accounting Policies

Revenue Recognition

iVillage.com

The discussion and analysis below related to iVillage.com also include information related to our Healthology, HealthCentersOnline, iVillage Limited, Promotions.com, Inc., Cooperative Beauty Ventures LLC, or Substance.com, Women.com and GardenWeb.com subsidiaries and gURL.com, iVillage Consulting and iVillageSolutions divisions.

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

Revenues from Healthology are also included in sponsorship and advertising revenues. Healthology’s revenues are derived primarily from contracts in which Healthology creates, provides and distributes health related content and streaming media, as well as sponsorship and advertising contracts. We recognize revenue from Healthology’s contracts in which we create, provide and distribute health related content and streaming media straight-line over the expected period we will provide services or upon completed contract when the content created is not owned or hosted by Healthology and when the collection of the receivable is reasonably assured. Changes to the expected services period could significantly impact the revenue recognized in a given quarter. Revenue associated with sponsorship and advertising contracts is recognized in the same manner as described above.

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

Barter revenues generally represent exchanges by us of advertising space on our Web sites for reciprocal advertising space on, or traffic from, other Web sites. Revenues and expenses from these barter transactions are recorded based upon the fair value of the advertisements delivered in accordance with EITF No. 99-17, “Accounting for Advertising Barter Transactions”. Fair value of advertisements delivered is based upon our recent practice of receiving cash for similar advertisements. Barter revenues are recognized when the advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are generally recognized when our advertisements are displayed on the reciprocal Web sites or properties, generally in the same period as when advertisements are displayed on iVillage.com and its affiliated properties. Barter expenses are included as part of sales and marketing expenses.

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

Fixed Assets and Intangibles

Depreciation of equipment, furniture and fixtures and computer software is provided for by the straight-line method over their estimated useful lives ranging from one to five years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions, and expenditures which extend the useful lives of existing assets, are capitalized, and repairs and maintenance costs are charged to operations as incurred. Amortization of intangible assets are over the expected life of the related asset and range from one to ten years. We have adopted SFAS 144, regarding the recognition and measurement of the impairment of long-lived assets to be held and used.

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

Web Site Development Costs

We account for Web site development costs in accordance with the provisions of EITF 00-2, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Amortization of Web site development costs is provided for by the straight-line method over the estimated useful life of two years.

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

Income Taxes

We recognize deferred taxes by the asset and liability method of accounting for income taxes in accordance with the provisions of SFAS 109. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The difference between iVillage’s U.S. federal statutory rate of 34%, as well as its state and local rate, net of federal benefit of 7%, when compared to its actual effective tax rate of approximately 0%, is principally attributed to the valuation allowance provided for our deferred tax assets generated during the period and an estimated tax loss for calendar year 2006. iVillage has a full valuation allowance on its net deferred tax assets. If iVillage generates pre-tax income in future periods, we will assess the need for a reversal of the valuation allowance. Any such reversal may be material in the period in which the reversal is recorded. The decision to reverse the valuation allowance will, among other things, consider the profitability of iVillage in recent periods, as well as consideration of iVillage’s future profitability and available tax planning strategies.

Allowance for Doubtful Accounts

We assess the required amount of allowance for doubtful accounts based on past experience, the review of the agings and analysis of specific customer accounts.

Stock Based Compensation

Effective January 1, 2006, iVillage adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method and therefore has not restated results for prior periods. Upon the adoption of SFAS 123(R), iVillage did not have a cumulative effect of accounting change. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, but do vest in the first quarter of 2006 based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). iVillage recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. iVillage uses the Black-Scholes Option Pricing Model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of our stock price over the expected term and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Condensed Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), iVillage recognized stock-based compensation expense in accordance with APB 25. In March 2005, the SEC issued SAB 107 regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. iVillage has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 2 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

The total compensation cost related to nonvested awards not yet recognized is $6.0 million and the weighted average period over which it is expected to be recognized is 2.6 years.

Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates and assumptions made by iVillage include those related to the useful lives of fixed assets and intangible assets, the recoverability of fixed assets, goodwill, intangible assets and deferred tax assets, the allocation of purchase price to the net assets acquired in acquisitions and deferred tax assets, the allowance for doubtful accounts, the expected period we will provide services for Healthology revenue contracts, which is tied to webcast release dates, forfeiture rates used to assess the likelihood of stock option awards that will ultimately vest, volatility and expected term related to stock option awards, and the assessment of expected probable losses (if any) of claims and potential claims.

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

Revenues

The following table sets forth revenues by property (dollars in thousands):

	Three Months Ended March 31,
	2006	(1)		2005	(1)
iVillage.com(2)	$16,453	76%		$12,056	70%
Astrology.com	1,346	6%		1,151	7%
IVPN	3,014	14%		3,404	20%
PAG	737	3%		663	4%
Total revenues	$21,550	100	%(3)	$17,274	100	%(3)

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

iVillage.com

	Three Months Ended March 31,
	2006	(1)	2005	(1)
Sponsorship and advertising	$12,939	79%	$7,364	61%
Barter	1,038	6%	1,670	14%
iVillage Consulting	1,205	7%	1,327	11%
Promotions.com	755	5%	1,370	11%
Online services/other	516	3%	325	3%
	$16,453	100%	$12,056	100%

(1)             Percent of iVillage.com’s revenues.

Revenues from iVillage.com accounted for approximately 76% of total revenues for the three months ended March 31, 2006, and approximately 70% of total revenues for the three months ended March 31, 2005. Revenues from iVillage.com increased approximately $4.4 million, or 36%, for the three months ended March 31, 2006, as compared to the corresponding period in 2005.

The increase in revenues for the three months ended March 31, 2006, as compared to the corresponding period in 2005, was primarily due to an increase in sponsorship and advertising revenues, which includes revenues from sponsored links and our recent acquisitions, of approximately $5.6 million, offset by a decrease in  barter revenue of approximately $0.6 million and Promotions.com, Inc. revenue of approximately $0.6 million. The increase in sponsorship and advertising revenues of approximately 76% was primarily due to an increase in revenue from Healthology of $2.0 million, identifiable revenues from the acquisition of HealthCentersOnline which contributed approximately $1.3 million and iVillage Limited which contributed approximately $0.9 million, as well as an increased number of advertisers, coupled with higher pricing of contracts in 2006, related to iVillage’s websites of approximately $1.4 million. Healthology’s revenues increased due to a higher customer base for which Healthology creates, provides and distributes health related content and streaming media along with revenues from sponsorship and advertising contracts which were not sold in the three months ended March 31, 2005.

Barter revenue decreased $0.6 million for the three months ended March 31, 2006, as compared to the corresponding period in 2005, as barter was used to provide additional traffic directed to the site relaunch, which occurred in January 2005.

Revenues from Promotions.com, Inc. decreased $0.6 million, or 45% for the three months ended March 31, 2006, as compared to the corresponding period in 2005 primarily due to a lower number of promotional campaigns created and managed by the Promotions.com division in 2006, as compared to the corresponding period in 2005.

Astrology.com

	Three Months Ended March 31,
	2006	(1)	2005	(1)
Online services	$809	60%	$867	75%
Other	537	40%	284	25%
	$1,346	100%	$1,151	100%

(1)             Percent of Astrology.com’s revenues.

Revenues from Astrology.com accounted for approximately 6% of total revenues for the three months ended March 31, 2006, and approximately 7% of total revenues for the three months ended March 31, 2005. Revenues from Astrology.com increased approximately $0.2 million, or 17%, for the three months ended March 31, 2006, as compared to the corresponding period in 2005, primarily due to an increase in revenue share payments received from third parties in connection with our distribution agreements. These revenues are included in other.

IVPN

	Three Months Ended March 31,
	2006	(1)	2005	(1)
Sponsorship and advertising	$2,573	85%	$2,400	71%
Custom publications	—	0%	596	18%
Licensing fees	441	15%	408	12%
	$3,014	100%	$3,404	100	%(2)

(1)                                  Percent of IVPN’s revenues.

(2)                                  The aggregate of this column does not equal 100% due to rounding.

Revenues from IVPN accounted for approximately 14% of total revenues for the three months ended March 31, 2006, and approximately 20% of total revenues for the three months ended March 31, 2005. Revenues from IVPN decreased approximately $0.4 million, or 11%, for the three months ended March 31, 2006, as compared to the corresponding period in 2005.

The decrease in revenues for the three months ended March 31, 2006, as compared to the corresponding period in 2005, was primarily due to no custom publications revenue for the three months ended March 31, 2006 compared to approximately $0.6 million in the corresponding period in 2005, offset by an increase in sponsorship and advertising revenues of approximately $0.2 million. Sponsorship and advertising revenues increased approximately $0.2 million primarily due to the commencement of custom programs which generated revenues of approximately $0.3 million. This amount was offset by a decrease in sponsorship and advertising revenues of approximately $0.1 million due to the discontinuance of a video offering in 2005.

As of March 31, 2006, 756 hospitals had agreed to pay a fee for The Newborn Channel and 751 contracts had commenced. This compares to 658 hospitals that agreed to pay a fee for The Newborn Channel and 643 contracts that commenced as of March 31, 2005.

Revenues from IVPN may vary based upon the timing and volume of customers’ advertising and marketing initiatives.

PAG

	Three Months Ended March 31,
	2006	(1)		2005	(1)
Subscription-based programs	$360	49%		$476	72%
Events and publications	248	34%		111	16%
Consulting/other	116	16%		65	10%
Barter	13	2%		11	2%
	$737	100	%(2)	$663	100%

(1)           Percent of PAG’s revenues.

(2)           The aggregate of this column does not equal 100% due to rounding.

Revenues from PAG accounted for approximately 3% of total revenues for the three months ended March 31, 2006, and approximately 4% of total revenues for the three months ended March 31, 2005. Revenues from PAG increased approximately $0.1 million, or 11%, for the three months ended March 31, 2006, as compared to the corresponding period in 2005, primarily due to an increase in events and publications revenues of approximately $0.1 million and an increase in consulting other revenue of approximately $0.1 million, offset by a decrease in subscription-based programs of approximately $0.1 million.

The increase in events and publications revenues was due to an event held in March 2006 with no like event in 2005. The decrease in subscription-based programs of approximately $0.1 million was due to a lower membershop base for the three months ended March 31, 2006 and compared to the corresponding period in 2005.

Revenues, Receivables and Customer Concentration

Our five largest customers accounted for approximately 19% of total revenues for the three months ended March 31, 2006, and approximately 23% of total revenues for the three months ended March 31, 2005. In each of the three months ended March 31, 2006 and 2005, no one advertiser accounted for more than 10% of total revenues. At March 31, 2006 and  December 31, 2005, no single customer accounted for more than 10% of our total net accounts receivable.

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

Operating Expenses

The following table sets forth our operating expenses by type (dollars in thousands):

	Three Months Ended March 31,
	2006	(1)	2005	(1)
Editorial, product development and technology	$8,596	40%	$8,239	48%
Sales and marketing	7,838	36%	5,936	34%
General and administrative	6,284	29%	2,989	17%
Depreciation and amortization	2,371	11%	1,804	10%
Total operating expenses	$25,089	116%	$18,968	110	%(2)

(1)           Percent of total revenues.

(2)           The aggregate of this column does not equal total operating expenses due to rounding.

Total operating expenses for the three months ended March 31, 2006, as compared to the corresponding period in 2005, increased approximately $6.1 million, or 32%,  of which approximately $2.4 million of direct costs were associated with the acquisitions of HealthCentersOnline on April 8, 2005, and the assets of iVillage UK Limited on April 29, 2005, or collectively, the Acquisitions, approximately $1.9 million were direct expenses associated with our pending merger with NBC Universal, and approximately $0.8 million were due to a stock-based compensation charge associated with the new requirements of SFAS 123(R).

Editorial, Product Development and Technology

Editorial, product development and technology expenses consist primarily of the following:

•                  payroll, severance, stock-based compensation and related expenses for the editorial, technology, Web site design and production staffs;

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

Editorial, product development and technology expenses for the three months ended March 31, 2006 were approximately $8.6 million, or 40% of total revenues. Editorial, product development and technology expenses for the three months ended March 31, 2005 were approximately $8.2 million, or 48% of total revenues.

Editorial, product development and technology expenses increased approximately $0.4 million, or 4%, for the three months ended March 31, 2006, as compared to the corresponding period in 2005, primarily due to an increase in payroll, severance, stock-based compensation and related benefits of $0.1 million, consultant expenses of approximately $0.2 million,  licensing/ad serving fees of approximately $0.1 million, expenses for IVPN’s non-custom publication products of approximately $0.1 million, as well as other editorial, product development and technology expenses incurred in the normal course of business of approximately $0.1 million by the Acquisitions. The increase was partially offset by no custom publications expense for the three months ended March 31, 2006 compared to approximately $0.3 million in the corresponding period in 2005. Payroll, severance, stock-based compensation and related benefits increased approximately $0.4 million from the Acquisitions and $0.1 million from stock-based compensation associated with SFAS 123(R), which was offset by a decrease of approximately $0.4 million from non-Acquisition entities due primarily to the outsourcing of the information technology services functions to Corsis in September 2005. Consultant expenses increased approximately $0.7 million due primarily to the outsourcing of the information technology services functions to Corsis, approximately $0.3 million due to increased revenue from Healthology and $0.1 million from the Acquisitions, offset by a decrease of approximately $0.9 million in fees associated with our Promotions.com division due to a renegotiation of our contract with Corsis and lower revenue.

Editorial, product development and technology expenses decreased as a percentage of total revenues for the three months ended March 31, 2006, as compared to the corresponding period in 2005, due to a higher growth in revenues as compared to editorial, product development and technology expenses.

Sales and Marketing

Sales and marketing expenses consist primarily of the following:

•                  payroll, commissions, severance, stock-based compensation and related expenses for sales and marketing personnel;

•                  advertising and marketing-related expenses; and

•                  an allocation of facility expenses, which is based on the number of personnel in sales and marketing roles.

Sales and marketing expenses for the three months ended March 31, 2006 were approximately $7.8 million, or 36% of total revenues. Sales and marketing expenses for the three months ended March 31, 2005 were approximately $5.9 million, or 34% of total revenues.

Sales and marketing expenses increased approximately $1.9 million, or 32%, for the three months ended March 31, 2006, as compared to the corresponding period in 2005, primarily due to an increase in payroll, commissions, severance, stock-based compensation and related expenses of approximately $0.9 million, advertising and marketing expenses of approximately $0.3 million, royalty payments of approximately $0.2 million related to Healthology’s sponsorship and advertising revenue, as well as other sales and marketing expenses incurred in the normal course of business of approximately $0.2 million as a result of the Acquisitions. Payroll, commissions, severance, stock-based compensation and related expenses increased approximately $0.9 million of which $0.3 million was related to the Acquisitions, $0.3 million was due to higher revenues and headcount at Healthology and $0.1 million was from stock-based compensation associated with SFAS 123(R). Advertising and marketing expenses increased approximately $0.3 million primarily from higher keyword search buys by the Acquisitions, as well as iVillage.com, of approximately $0.9 million, offset by a decrease in barter expense of approximately $0.5 million. A higher dollar amount of barter was utilized in the first quarter 2005 to provide some traction for the iVillage Web site relaunch which occurred in January 2005.

Sales and marketing expenses increased as a percentage of total revenues for the three months ended March 31,

2006, when compared to the corresponding period in 2005, due to a larger percent growth in sales and marketing expenses as compared to total revenues.

Included in sales and marketing expenses are barter transactions, which amounted to approximately 14% of total sales and marketing costs during the three months ended March 31, 2006, compared to approximately 27% of such costs for the corresponding period in 2005.

General and Administrative

General and administrative expenses consist primarily of the following:

•                  Payroll, severance, stock-based compensation and related expenses for executive management, finance, human resources and in-house legal counsel;

•                  directors’ and officers’ insurance;

•                  general corporate overhead;

•                  professional fees; and

•                  an allocation of facility expenses, which is based on the number of personnel in general and administrative roles.

General and administrative expenses for the three months ended March 31, 2006 were approximately $6.3 million, or 29% of total revenues. General and administrative expenses for the three months ended March 31, 2005 were approximately $3.0 million, or 17% of total revenues.

General and administrative expenses increased approximately $3.3 million for the three months ended March 31, 2006, or 110%, as compared to the corresponding period in 2005, primarily from direct merger costs incurred as result of the pending merger with NBC Universal of approximately $1.9 million and an increase in payroll, severance, stock-based compensation and related expenses of approximately $1.0 million, of which approximately $0.7 million was from stock-based compensation associated with SFAS 123(R) and $0.1 million was associated with the Acquisitions.

General and administrative expenses increased as a percentage of total revenues for the three months ended March 31, 2006, when compared to the corresponding period in 2005, due to a higher growth in general and administrative expenses as compared to revenues.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $2.4 million, or 11% of total revenues, for the three months ended March 31, 2006 and approximately $1.8 million, or 10% of total revenues, for the three months ended March 31, 2005.

Depreciation and amortization expenses increased approximately $0.6 million for the three months ended March 31, 2006, or 31%, as compared to the corresponding period in 2005, primarily due to increased depreciation and amortization costs of approximately $0.5 million stemming from the acquisitions of HealthCentersOnline, Inc. and the assets of iVillage UK Limited.

Interest Income, Net

Interest income, net includes primarily interest income from our cash balances. Interest income, net was approximately $0.5 million, or 2% of total revenues, for the three months ended March 31, 2006 and approximately $0.4 million, or 2% of revenues, the three months ended March 31, 2005. Interest income, net increased for the three months ended March 31, 2006 as compared to the corresponding period in 2005, primarily due to higher prevailing interest rates.

Other Income, Net

Other income, net was approximately $3,000 for the three months ended March 31, 2006, and approximately $0.1 million for the three months ended March 31, 2005. Both amounts represent less than 1% of total revenues. In 2005, other income, net primarily includes moneys received from various legal settlements and a reversal of a previously established purchase accrual for Promotions.com, Inc.

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

Gain on sale of joint venture interest represented less than 1% of total revenues, for the three months ended March 31, 2005.

Net Loss

We recorded a net loss of approximately $3.0 million, or $0.04 per share, for the three months ended March 31, 2006. For the comparable period in 2005, we recorded a net loss of approximately $1.3 million, or $0.02 per share.

The increase in net loss for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to operating expenses from the Acquisitions of $2.4 million, direct costs relating to our pending merger with NBC Universal of approximately $1.9 million and a stock-based compensation charge associated with the new requirements of SFAS 123(R) of approximately $0.8 million. This was partially offset by an increase in revenues of approximately $4.3 million.

Liquidity and Capital Resources

As of March 31, 2006, we had approximately $57.0 million in cash and cash equivalents. Cash equivalents include money market accounts. We maintain our cash and cash equivalents in highly rated financial institutions and at times these balances exceed insurable amounts.

Net cash provided by operating activities was approximately $2.9 million for the three months ended March 31, 2006. For the comparable period in 2005, approximately $1.5 million of net cash was provided by operations. Net cash provided by operating activities for the comparable three months increased due primarily to higher collections of accounts receivable of approximately $1.9 million and an increase in deferred revenue of approximately $0.6 million as compared to a utilization of deferred revenue of approximately $0.5 million in 2005. These amounts were offset by an increased level of payments made for accounts payable and accrued expenses of approximately $0.4 million and an increase in other assets of approximately $1.0 million. The increased collections of accounts receivable in the first quarter of 2006 was primarily due to the increased revenue recognized in the fourth quarter of  2005. The increase in other current assets was primarily due to the prepayment of second quarter services to Corsis.

Net cash used in investing activities decreased approximately $12.5 million to $2.0 million for the three months ended March 31, 2006 from approximately $14.5 million for the three months ended March 31, 2005. The decrease was primarily due to the acquisition of Healthology for approximately $15.8 million less cash acquired of approximately $1.8 million during the three months ended March 31, 2005, offset by higher fixet asset purchases in 2006 of approximately $1.5 million.

Net cash provided by financing activities was $0.2 million for both the three months ended March 31, 2006 and 2005, respectively. The amount in both periods relate to proceeds from option exercises.

Management believes that iVillage’s current funds will be sufficient to enable iVillage to meet its planned expenditures through the next twelve months.

IVPN collects an annual fee from hospitals to receive programming broadcast by IVPN. These fees result from agreements between IVPN and the hospitals that generally have a length of three to five years. As of March 31, 2006, approximately 74% of participating hospitals have agreed to pay this fee. However, we can make no assurance that all of the hospitals will agree to pay a fee. The total value of signed contracts at March 31, 2006 is in excess of $11.2 million, which will be recognized as revenue over the next several years.

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

As of March 31, 2006, we have received $7.1 million and earned approximately $7.3 million in connection with this agreement.

In September 2005, we outsourced certain of our information technology services functions to Corsis. The agreement expires in August 2010 and we can extended it for up to five successive one year periods. Under this agreement, we will pay Corsis approximately $3.3 million in year one, approximately $2.8 million in year two and $2.5 million a year for years three through five. In December 2005, we expanded the scope of outsourced information technology services functions to Corsis to encompass the oversight of the technical functions at three of our subsidiaries. In consideration, we will pay Corsis an additional approximate $0.3 million per quarter from January 1, 2006 through December 31, 2007. Thereafter,  Corsis will receive an additional approximate $0.2 million per quarter through the end of the contract. On March 2, 2006, iVillage entered into an amendment to its Information Technology and Services Agreement with Corsis to outsource certain of Healthology’s information technology services functions. Under this agreement, iVillage will pay Corsis an additional $0.1 million per quarter from March 2, 2006 through December 31, 2007.

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

We have incurred and will continue to incur professional fees and other expenses, including fees and expenses of our external legal counsel, independent auditors and financial advisors related to the negotiation of the Merger Agreement with NBC Universal and the completion of the merger, substantially all of which will be accrued or paid during the first two quarters of 2006. In addition, we expect to engage a proxy solicitation firm and will incur printing and mailing expenses for the preparation of a proxy statement and related proxy materials in connection with a special meeting of stockholders to be held for the purpose of approving the merger. For the three months ended March 31, 2006, we incurred direct merger related expenses of approximately $1.9 million.

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

Capital expenditures were approximately $2.0 million for the three months ended March 31, 2006 and were primarily for computer equipment and software. Our capital requirements depend on numerous factors, including:

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

The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded as of March 31, 2006. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2006 and 2005, our financial instruments include cash and cash equivalents. Cash equivalents included interest bearing accounts. We do not use derivative financial instruments in our investment portfolio. Our exposure to market risk for changes in interest rates relates primarily to our interest bearing accounts. We do not expect interest rate fluctuations to materially affect the aggregate value of our financial assets. While we maintain our cash and cash equivalents in highly rated financial institutions, at times these balances exceed insurable amounts.

Our consolidated financial statements are denominated in U.S. dollars. For the three months ended March 31, 2006, we derived 4% of our revenues from operations outside of the United States. There are no comparable amounts for the three month period ended March 31, 2005. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiary. This subsidiary incurs most of its expenses in the local currency. Accordingly, our foreign subsidiary uses the local currency as its functional currency. We are also exposed to foreign exchange rate fluctuations with respect to the British Pound as the financial results of the foreign subsidiary are translated into U.S. dollars for consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact net income (loss) and operating performance. Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar-denominated results. However, we will from time to time reconsider the issue of whether a foreign currency-hedging program would be beneficial to our operations.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting

Other than the ongoing integration of the financial systems and key controls of our HealthCentersOnline and iVillage Limited subsidiaries into our New York headquarters, there were no changes in our internal controls over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. HealthCentersOnline’s financial systems and key controls were fully integrated by March 31, 2006. We expect the remaining financial systems and key controls of our iVillage Limited subsidiary to be fully integrated by June 30, 2006.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

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

On June 25, 2004, the plaintiffs filed a motion for preliminary approval of the settlement with the court, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and certain underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. On February 15, 2005, the court issued an opinion and order granting preliminary approval to the settlement and ordering the plaintiffs and issuer defendants to submit to the court a revised settlement stipulation consistent with the court’s order. Pursuant to the court’s instruction, the parties to the settlement agreement submitted the revised settlement stipulation on May 2, 2005. On August 31, 2005, the Court granted preliminary approval to the amended settlement stipulation.  Notice of the settlement has been provided to the class members. A fairness hearing, which is required before the settlement can be finalized and approved, took place on April 24, 2006 and the Court has reserved decision with respect to granting approval of the final settlement.

We believe, based upon the advice of outside legal counsel, that the aforementioned lawsuit and claims asserted against us and our subsidiary pursuant to these complaints are without merit and we intend to vigorously defend against these claims. If the proposed settlement in these cases is ultimately not approved by the courts, defending against these claims could require the expenditure of significant financial and managerial resources, which could harm our business.

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

On December 1, 2005, the Foxs filed an action against iVillage and KnowledgeWeb in the Superior Court of the

State of California asserting claims for breach of contract, violation of the right of publicity, state law false advertising and unfair competition under California state law. On January 19, 2006, we filed a demurrer to the complaint, seeking dismissal of all claims. As a companion motion, we also filed a Motion to Strike various allegations in the complaint that had been improperly asserted.  Arguments were heard on these motions on March 8, 2006. The Court granted the motion with leave to amend, but otherwise denied our motions. Document requests and interrogatories directed to us and KnowledgeWeb, dated March 8, 2006, have been served by the Foxs and we served written responses to these requests on April 11, 2006.

On January 19, 2006, iVillage and KnowledgeWeb commenced a lawsuit in the Supreme Court of the State of New York, New York County, by filing an action against the Foxs asserting a cause of action for breach of contract. The Foxs moved to dismiss the Complaint by motion dated February 17, 2006. We opposed that motion on March 2, 2006. The motion was submitted to the Court on March 9, 2006 and oral arguments were heard on April 18, 2006. At the oral argument the Court decided that iVillage was capable of suing the Foxs in California under the jurisdictional clause of the Separation Agreement between iVillage and the Foxs, and dismissed the action so that it could be brought as part of the California action. We intend to assert these claims as cross-claims in the California action when the answer is filed on or before May 12, 2006.

We intend to defend and pursue the aforementioned matters vigorously and at this point in time it is not possible to determine the ultimate disposition of this matter.

We received a letter, dated December 16, 2005, from Acacia Technologies Group, a division of Acacia which identified three United States patents related to pop-up and pop-under advertising which Acacia and its subsidiary/affiliate InternetAd Systems, LLC, allege we have infringed. The letter also contemplates the entry into a license agreement for the use of such patented technology. We are presently reviewing the validity of these allegations with the assistance of our outside legal advisors and are considering engaging with Acacia in preliminary discussions related to a license agreement should we deem it to be necessary.

At this point in time, it is not possible to quantify the ultimate impact of the aforementioned allegations on us.

We are not currently subject to any other material legal proceedings. We may from time to time, however, become a party to various legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors.

We operate in an environment that involves a number of risks and uncertainties. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results . If any such risks actually occur, the trading price of our stock may decline and you could lose all or part of your investment.

Risks of our Business

Our business could be adversely impacted by our pending acquisition by NBC Universal

We currently expect to complete our merger with NBC Universal on or about May 15, 2006. Uncertainty about the effect and completion of this pending acquisition, however, could adversely affect our business. This uncertainty could lead to a loss of customers and advertisers, a decline in revenue, an impairment in our ability to make necessary operational improvements in our business, an inability to retain or motivate current employees or attract new employees, and a deterioration in our results of operations. These adverse affects may be enhanced by the diversion of our resources, including management time and attention, toward completing the merger.

We have a limited history of profitability, and we may have further continuing losses from operations.

We incurred a net loss of $3.0 million for the three months ended March 31, 2006. We achieved net income of approximately $9.5 million for the year ended December 31, 2005 and approximately $2.7 million for the year ended December 31, 2004. We incurred a net loss of approximately $27.1 million for the year ended December 31, 2003. As of March 31, 2006, we had an accumulated deficit of approximately $484.7 million.

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

Our five largest customers accounted for approximately 19% of total revenues for the three months ended March 31, 2006, and approximately 23% of total revenues for the three months ended March 31, 2005. For the three months ended March 31, 2006 and 2005, no advertiser accounted for more than 10% of total revenues. At March 31, 2006 and December 31, 2005, no single customer accounted for more than 10% of our total net accounts receivable.

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

From time to time, we have been, and expect to continue to be, subject to legal proceedings that individually, or in the aggregate, could adversely affect our business. Notably, several plaintiffs have filed class action lawsuits in federal court against us, several of our current and former executives, and our underwriters in connection with our March 1999  We believe, based upon the advice of outside legal counsel, that the aforementioned lawsuit and claims asserted against us and our subsidiary pursuant to these complaints are without merit and we intend to vigorously defend against these claims. If the proposed settlement in the initial public offering “laddering” cases is ultimately not approved by the courts, defending against these claims could require the expenditure of significant financial and managerial resources, which could harm our business.

Risks Related to Our Common Stock

Our stock price may decrease if the merger is not completed.

Our Merger Agreement with NBC Universal provides for a cash payment in the amount of $8.50 for each outstanding share of our common stock at the time of completion of the merger which is presently expected to be on or about May 15, 2006. Our stock price, however, may fluctuate based upon investor perceptions regarding the likelihood of the ultimate completion of the merger. If the merger is not completed, our stock price may decline significantly or fluctuate in response to a number of events and factors, such as market expectations regarding strategic alternatives, in addition to the factors described elsewhere herein.

As of May 9, 2006, Hearst owned approximately 25% of our outstanding common stock and had three representatives on our board of directors. As a result, Hearst is able to significantly influence our corporate direction and policies.

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

As of May 9, 2006, Hearst owned approximately 25% of our outstanding common stock. Pursuant to an amended and restated stockholder agreement we entered into with Hearst on June 20, 2001, we appointed three Hearst representatives to our board of directors, with one Hearst designee appointed to each class of director. The amended and restated stockholder agreement provides that the number of Hearst representatives is subject to reduction if Hearst’s ownership of our common stock falls below certain threshold levels. There is also a Hearst representative on our nominating and compensation committees.

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

10

Agreement and Plan of Merger, dated as of March 3, 2006, by and among iVillage Inc., NBC Universal, Inc., and iVillage Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 000-25469, filed on March 6, 2006).

11	Statement re: computation of net loss per share.

31.1	Certifications of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certifications of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

iVILLAGE INC.
(Registrant)

Dated: May 10, 2006	By:	/s/ DOUGLAS W. MCCORMICK
Douglas W. McCormick
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2006	By:	/s/ STEVEN A. ELKES
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

10

Agreement and Plan of Merger, dated as of March 3, 2006, by and among iVillage Inc., NBC Universal, Inc., and iVillage Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 000-25469, filed on March 6, 2006).

11	Statement re: computation of net loss per share.

31.1	Certifications of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certifications of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32

Certifications of the Principal Executive Officer and Principal Financial Officer furnished pursuant to Rules 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.